Form 10QSB
period 2006-04-30
Red Lake Exploration Inc.
filed 2006-07-26
CIK 1358654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number 000-52055

RED LAKE EXPLORATION, INC.

(Name of small business issuer in its charter)

NEVADA (State of incorporation or organization)	00-0000000 (IRS Identification No.)

10168 Lawson Drive
Richmond, British Columbia
Canada, V7E 5M3
(Address of principal executive offices)

(604) 961-0301
(Issuer’s telephone number)

N/A
(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    X    No

5,525,000 shares of issuer’s common stock, $0.001 par value, were outstanding at July 25, 2006. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Red Lake Exploration, Inc.
(An Exploration Stage Company)

April 30, 2006

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30, 2006 $	January 31, 2006 $
	(unaudited)
ASSETS
Current Assets
Cash	43,498	49,062
Total Assets	43,498	49,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	3,000	−
Total Liabilities	3,000	−
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value; 5,525,000 issued and outstanding	5,525	5,525
Additional Paid-in Capital	53,725	53,725
Donated Capital (Note 3)	5,250	3,000
Deficit Accumulated During the Exploration Stage	(24,002)	(13,188)
Total Stockholders’ Equity	40,498	49,062
Total Liabilities and Stockholders’ Equity	43,498	49,062

(The accompanying notes are an integral part of these financial statements)

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from January 10, 2005 (Date of Inception) to April 30, 2006 $	For the Three Months Ended April 30, 2006 $	For the Three Months Ended April 30, 2005 $
Revenue	−	−	−

Expenses
General and administrative	6,502	2,314	−
Impairment loss on mineral property costs	9,000	−	−
Professional fees	8,500	8,500	−
Total Expenses	24,002	10,814	−
Net Loss	(24,002)	(10,814)	−
Net Loss Per Share – Basic and Diluted		−	−
Weighted Average Shares Outstanding		5,525,000	−

(The accompanying notes are an integral part of these financial statements)

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Three Months Ended April 30, 2006 $	For the Three Months Ended April 30, 2005 $
Operating Activities
Net loss	(10,814)	−
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	2,250	−
Change in operating assets and liabilities:
Accrued liabilities	3,000	−
Net Cash Used In Operating Activities	(5,564)	−
Investing Activities	−	−
Financing Activities	−	−
Decrease in Cash	(5,564)	−
Cash - Beginning of Period	49,062	−
Cash - End of Period	43,498	−

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The accompanying notes are an integral part of these financial statements)

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2006
(Expressed in US dollars)
(Unaudited)

  Nature of Operations and Continuance of Business

  The Company was incorporated in the State of Nevada on January 10, 2005, and commenced operations during October, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2006, the Company has working capital of $40,498 and accumulated losses of $24,002 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  Summary of Significant Accounting Policies

  Basis of Presentation

  These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is January 31.

  Use of Estimates

  The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Basic and Diluted Net Income (Loss) Per Share

  The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2006
(Expressed in US dollars)
(Unaudited)

  Summary of Significant Accounting Policies (continued)

  Mineral Property Costs

  The Company has been in the exploration stage since its inception on January 10, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

  Long-lived Assets

  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value

  Financial Instruments

  The fair values of financial instruments, which includes cash and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

  Income Taxes

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

  Foreign Currency Translation

  The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

  Interim Financial Statements

  These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2006
(Expressed in US dollars)
(Unaudited)

  Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements

  In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

  In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

  The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

  Related Party Transactions

  The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month. For the three month period ended April 30, 2006, the Company recognized $750 (2005 - $Nil) in donated rent and $1,500 (2005 - $Nil) in donated services.

  Mineral Properties

  The Company entered into an agreement dated November 15, 2005 to acquire a 100% interest in three mineral claims located in the Red Lake Mining District, Ontario, Canada, in consideration for a cash payment of $9,000 (paid in fiscal 2006). The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The Company must incur exploration expenditures of $11,200 prior to August 27, 2006 to retain title to the claims.

Item 2. Management's Discussion and Analysis.

SB-2 Registration Statement

We filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on June 14, 2006 to register 2,525,000 shares of common stock for resale by existing shareholders of our Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. Our Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Market Maker Sponsorship

We have not yet contacted an authorized OTC Bulletin Board market maker for sponsorship of our securities on the OTC Bulletin Board. We intend to engage a market maker to file an application on our behalf in order to make a market for our common stock by September 12, 2006.

Plan of Operation

Exploration Plan

Our plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mining claims. We do not have enough funds to complete our Phase Two or Phase Three programs which we would plan to start in the summer of 2007 if the results of our Phase One exploration program is encouraging. The following is a brief summary of our three phase exploration program:

  The next anniversary date of our mining claims is August 27, 2006. In order to keep the claims in good standing we must perform and register exploration work with the province of Ontario of at least CDN$11,200 over our three mining claims. As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration program starting in July 2006. This Phase One exploration program is expected to cost approximately CDN$16,500. A field crew will mobilize onto our claims and will establish a grid and perform approximately 20 miles of magnetometer survey and then demobilize from the area.

  The results obtained during the Phase One exploration program will be assembled, interpreted and we will review the results of the Phase One exploration program between September and December 2006. We will engage our consulting geologist to interpret the results of Phase One and develop a summary report.

  If the Phase Two program were to proceed, our consulting geologist has indicated that we should budget approximately CDN$25,500 for our Phase Two program. If we proceed with a Phase Two program we would do so in July 2007. A field crew will mobilize onto our claims, perform line cutting and perform a 6 mile UTEM survey and then demobilize from the area. A UTEM survey utilizes more precise modern equipment to measure electromagnetic distortions caused by metallic minerals in rocks.

  In the case that the Phase Two program takes place, the results obtained during the Phase Two program will be assembled, interpreted and we will review the results of the Phase Two program between September and December 2007. We will engage our consulting geologist to interpret the results of Phase Two and develop a summary report.

  If the Phase Three program were to proceed, our consulting geologist has indicated that we should budget approximately CDN$113,000 for our Phase Three program. If we proceed with a Phase Three program we would do so in July 2008. A field crew will mobilize onto our claims and perform a significant amount of geochemical sampling.

  In the case that the Phase Three program takes place, the results obtained during the Phase Three program will be assembled, interpreted and we will review the results of the Phase Two program between September and December 20087. We will engage our consulting geologist to interpret the results of Phase Three and develop a summary report. At this stage we will have a significantly better understanding of any mineralization on our claims.

As at April 30, 2006, we had a cash balance of $43,498. If the results of the Phase One exploration program are encouraging, we will have to raise additional funds starting in January 2007 so that Phase Two exploration could commence in July 2007.

During the next 12 months, we do not anticipate generating any revenue. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mining claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Two and Phase Three programs. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Three exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mining claims to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mining claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

  Our ability to raise additional funding;

  The market price for gold;

  The results of our proposed exploration programs on the mineral property; and

  Our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral reserve.

Phase One Exploration Cost Review

The costs described which include the proposed budget of our Phase One exploration program as recommended by our consulting geologist. The table below summarizes the cost estimate for the Phase One exploration program.

Phase One Exploration Items	Cost Estimate CDN $
Mobilization/Demobilization	2,000
Grid Establishment	3,000
20 Miles of Magnetometer Survey	7,000
Miscellaneous Expenses	500
Results Interpretation & Summary Report	2,500
Contingency at 10%	1,500
Total	16,500

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $1,250 to prepare our quarterly financial statements and approximately $1,750 to prepare our annual financial statements. Our independent auditor is expected to charge us approximately $1,250 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $14,250 to pay for our accounting and audit requirements.

Legal Expense Plan

We expect to incur filing costs of approximately $1,250 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $5,000 for legal costs to pay for three quarterly filings and one annual filing.

Risks and Uncertainties

An investment in our common stock involves a number of very significant risks. Prospective investors should refer to all our risk factors disclosed in our prospectus filed pursuant to Rule 424(b)(4) on June 15, 2006.

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term. The primary risk that we face over the long term is that our mining claims may not contain a commercially viable mineral deposit. If our mining claims do not contain a commercially viable deposit this will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals.

There are a number of industry-wide risk factors that may effect our business. The most significant industry-wide risk factor is that mineral exploration is an inherently risky business. Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine. In order for us to commence mining operations we face a number of challenges which include finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue.

Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors. For example, if the price of a mineral were to dramatically decline this could make any ore we have on our mining claims be uneconomical to mine. We and other companies in our business are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

Finally, we face a risk of not being able to finance our exploration plans. With each unsuccessful attempt at locating a commercially viable mineral deposit we become more and more unattractive in the eyes of investors. For the short term this is less of an issue because we have enough funds to complete the first phase of our exploration program. However, over the long term this can become a serious issue that can be difficult to overcome. Without adequate financing we cannot operate exploration programs. However, this risk is faced by all exploration companies and it is not unique to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would effect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Controls and Procedures.

  Evaluation of Disclosure of Controls and Procedures.

  Our Principal Executive Officer and Principal Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, our Principal Executive Officer and Principal Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Controls

  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RED LAKE EXPLORATION, INC.
(Registrant)

Date: July 25, 2006

By: /s/ John Di Cicco

John Di Cicco
Principal Executive Officer
Principal Financial Officer and Director

EXHIBIT 31.1
CERTIFICATION

I, John Di Cicco, certify that:

  I have reviewed this Quarterly Report on Form 10-QSB of Red Lake Exploration, Inc.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this quarterly report is being prepared;

  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's second fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

By: /s/ John Di Cicco

John Di Cicco
Principal Executive Officer and Principal Financial Officer

Date: July 25, 2006

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Red Lake Exploration, Inc. (the “Company”) on Form 10-QSB for the period ending April 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Di Cicco, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ John Di Cicco

John Di Cicco
Principal Executive Officer and Principal Financial Officer

Date: July 25, 2006