Form 10QSB
period 2006-07-31
Red Lake Exploration Inc.
filed 2006-09-06
CIK 1358654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

5,525,000 shares of issuer’s common stock, $0.001 par value, were outstanding at September 1, 2006. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Red Lake Exploration, Inc.
(An Exploration Stage Company)

July 31, 2006

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	July 31, 2006 $	January 31, 2006 $
ASSETS
Current Assets
Cash	32,777	49,062
Total Assets	32,777	49,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	1,300	−
Total Liabilities	1,300	−
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 5,525,000 issued and outstanding	5,525	5,525
Additional Paid-In Capital	53,725	53,725
Donated Capital (Note 3)	7,500	3,000
Deficit Accumulated During the Exploration Stage	(35,273)	(13,188)
Total Stockholders’ Equity	31,477	49,062
Total Liabilities and Stockholders’ Equity	32,777	49,062

(The accompanying notes are an integral part of these financial statements)

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from January 10, 2005 (Date of Inception) to July 31, 2006 $	For the Three Months Ended July 31, 2006 $	For the Three Months Ended July 31, 2005 $	For the Six Months Ended July 31, 2006 $	For the Six Months Ended July 31, 2005 $
Revenue	−	−	−	−	−

Expenses
General and administrative	9,263	2,761	−	5,075	−
Impairment loss on mineral property costs	9,000	−	−	−	−
Mineral exploration costs	3,210	3,210	−	3,210	−
Professional fees	13,800	5,300	−	13,800	−
Total Expenses	35,273	11,271	−	22,085	−
Net Loss	(35,273)	(11,271)	−	(22,085)	−
Net Loss Per Share – Basic and Diluted		−	−	−	−
Weighted Average Shares Outstanding		5,525,000	−	5,525,000	−

(The accompanying notes are an integral part of these financial statements)

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Six Months Ended July 31, 2006 $	For the Six Months Ended to July 31, 2005 $
Operating Activities
Net loss	(22,085)	−
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	4,500	−
Change in operating assets and liabilities:
Accounts payable	1,300	−
Net Cash Used In Operating Activities	(16,285)	−
Investing Activities	−	−
Financing Activities	−	−
Decrease in Cash	(16,285)	−
Cash - Beginning of Period	49,062	−
Cash - End of Period	32,777	−

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The accompanying notes are an integral part of these financial statements)

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

  Exploration Stage Company

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

  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2006, the Company has working capital of $31,477 and accumulated losses of $35,273 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on June 14, 2006, to register 2,525,000 shares of common stock for resale by existing shareholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

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

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. Dollars)
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

  The fair value of financial instruments, which includes cash and accounts payable was estimated to approximate its carrying value due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

  Stock-based Compensation

  Prior to February 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. There was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Policies (continued)

  Interim Financial Statements

  These interim unaudited financial statements for the periods ended July 31, 2006 and 2005 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

  Recent Accounting Pronouncements

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

  In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

  The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

  Related Party Transactions

  The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month. For the six month period ended July 31, 2006, the Company recognized $1,500 (2005 - $Nil) in donated rent and $3,000 (2005 - $Nil) in donated services.

  Mineral Properties

  The Company entered into an Agreement dated November 15, 2005 to acquire a 100% interest in three mineral claims located in the Red Lake Mining District, Ontario, Canada, in consideration for a cash payment of $9,000 (paid). The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The Company was required to incur exploration expenditures of $11,200 prior to the expiry date of August 27, 2006 to retain title to the claims. Refer to Note 5.

  Subsequent Event

  On August 15, 2006, the Company filed for a 90 day extension with the Mines and Minerals Division of the Ontario Ministry of Northern Development and Mines (the “Ministry”), related to the Company’s 100% interest in three mineral claims located in the Red Lake Mining District, Ontario, Canada. The extension was granted by the Ministry whereby the Company must incur a minimum of CDN$11,200 of exploration expenditures prior to the expiry date of November 27, 2006 or lose title to the respective claims.

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

Time Extension Granted

The mining claims KRL3016881, KRL3016882, and KRL3016883 (the “Claims”) in the Red Lake mining division, in Ontario, Canada are being held in trust via its trustee John Di Cicco (the “Trustee”). On August 28, 2006, the Trustee was granted a time extension for exploration on the Claims. The Ministry of Northern Development and Mines (the “Ministry”) has granted the Trustee an extension to November 27, 2006, for work and filing of assessment work on the Claims.

Agreement to Coordinate and File Assessment Work

On August 29, 2006, we engaged Coast Mountain Geological, Ltd. (“Coast Mountain”) to assist with exploration on the Claims. The engagement was undertaken via a verbal agreement between the Company and Coast Mountain. Coast Mountain will coordinate a work program consisting of a 15 to 20 line km (approximately 20 miles) of magnetometer survey, with readings every 12.5 meters (approximately 40 feet) on the Claims. Coast Mountain will also prepare a report and assist to file the assessment work with the Ministry. The anticipated cost of the work program, report and filing is $13,700 (before 10% contingency costs).

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

  The next anniversary date of our mining claims is November 27, 2006. In order to keep the claims in good standing we must perform and register exploration work with the province of Ontario of at least CDN$11,200 over our three mining claims. As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration program starting in September 2006. This Phase One exploration program is expected to cost approximately $13,700 (before 10% contingency costs). A field crew will mobilize onto our claims and will establish a grid and perform approximately 20 miles of magnetometer survey and then demobilize from the area.

  The results obtained during the Phase One exploration program will be assembled, interpreted and we will review the results of the Phase One exploration program between December 2006 and March 2007. We will engage our consulting geologist to interpret the results of Phase One and develop a summary report.

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

  In the case that the Phase Three program takes place, the results obtained during the Phase Three program will be assembled, interpreted and we will review the results of the Phase Two program between September and December 2008. We will engage our consulting geologist to interpret the results of Phase Three and develop a summary report. At this stage we will have a significantly better understanding of any mineralization on our claims.

As at July 31, 2006, we had a cash balance of $32,777. If the results of the Phase One exploration program are encouraging, we will have to raise additional funds starting in March 2007 so that Phase Two exploration could commence in July 2007.

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

Item 3. Controls and Procedures.

  Evaluation of Disclosure of Controls and Procedures

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

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

  The following Current Reports on Form 8-K were filed since the beginning of the quarterly period ended July 31, 2006.

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of Form 8-K
2006/08/28	2006/08/30	Item 1.01 – Entry into a Material Definitive Agreement – Time extension granted and agreement with Coast Mountain.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RED LAKE EXPLORATION, INC.
(Registrant)

Date: September 1, 2006

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

Date: September 1, 2006

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Red Lake Exploration, Inc. (the “Company”) on Form 10-QSB for the period ending July 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Di Cicco, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ John Di Cicco

John Di Cicco
Principal Executive Officer and Principal Financial Officer

Date: September 1, 2006