Form 10QSB
period 2006-10-31
Red Lake Exploration Inc.
filed 2006-12-15
CIK 1358654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

5,525,000 shares of issuer’s common stock, $0.001 par value, were outstanding at December 14, 2006. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Red Lake Exploration, Inc.
(An Exploration Stage Company)

October 31, 2006

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31, 2006 $	January 31, 2006 $
	(Unaudited)
ASSETS
Current Assets
Cash	31,650	49,062
Total Assets	31,650	49,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	13,293	−
Total Liabilities	13,293	−
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 5,525,000 issued and outstanding	5,525	5,525
Additional Paid-In Capital	53,725	53,725
Donated Capital (Note 3)	9,750	3,000
Deficit Accumulated During the Exploration Stage	(50,643)	(13,188)
Total Stockholders’ Equity	18,357	49,062
Total Liabilities and Stockholders’ Equity	31,650	49,062

(The accompanying notes are an integral part of these financial statements)

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from January 10, 2005 (Date of Inception) to October 31, 2006 $	For the Three Months Ended October 31, 2006 $	For the Three Months Ended October 31, 2005 $	For the Nine Months Ended October 31, 2006 $	For the Nine Months Ended October 31, 2005 $
Revenue	−	−	−	−	−

Expenses
General and administrative	11,740	2,477	783	7,552	783
Impairment loss on mineral property costs	9,000	−	−	−	−
Mineral exploration costs	13,953	10,743	−	13,953	−
Professional fees	15,950	2,150	−	15,950	−
Total Expenses	50,643	15,370	783	37,455	783
Net Loss	(50,643)	(15,370)	(783)	(37,455)	(783)
Net Loss Per Share – Basic and Diluted		−	−	(0.01)	−
Weighted Average Shares Outstanding		5,525,000	970,000	5,525,000	327,000

(The accompanying notes are an integral part of these financial statements)

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Nine Months Ended October 31, 2006 $	For the Nine Months Ended to October 31, 2005 $
Operating Activities
Net loss	(37,455)	(783)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	6,750	750
Change in operating assets and liabilities:
Accounts payable	13,293	−
Net Cash Used In Operating Activities	(17,412)	(33)
Investing Activities	−	−
Financing Activities
Proceeds from the issuance of common stock	−	20,500
Net Cash Provided by Financing Activities	−	20,500
(Decrease) Increase in Cash	(17,412)	20,467
Cash - Beginning of Period	49,062	−
Cash - End of Period	31,650	20,467

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The accompanying notes are an integral part of these financial statements)

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. Dollars)
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

  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2006, the Company has working capital of $18,357 and accumulated losses of $50,643 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Policies (continued)

  Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

  Mineral Property Costs

  The Company has been in the exploration stage since its inception on January 10, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

  The fair values of financial instruments, which includes cash and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
October 31, 2006
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

  Recent Accounting Pronouncements

  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Red Lake Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements (continued)

  In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  Related Party Transactions

  The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month. For the nine-month period ended October 31, 2006, the Company recognized $2,250 (2005 - $250) in donated rent and $4,500 (2005 - $500) in donated services.

  Mineral Properties

  The Company entered into an Agreement dated November 15, 2005 to acquire a 100% interest in three mineral claims located in the Red Lake Mining District, Ontario, Canada, in consideration for a cash payment of $9,000 (paid). The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The Company must incur exploration expenditures of $11,200 prior to the expiry date of August 27, 2006 to retain title to the claims.

  On August 15, 2006, the Company filed for a 90-day extension with the Mines and Minerals Division of the Ontario Ministry of Northern Development and Mines (the “Ministry”). The Ministry granted an extension in August 2006 and the expiry date was extended to November 27, 2006. The Company incurred the required expenditures and a report was filed before November 27, 2006 with the Ministry.

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

Market Maker Sponsorship

We have contacted an authorized OTC Bulletin Board market maker for sponsorship of our securities on the OTC Bulletin Board and we are in the process of suppling information about our company to the market maker.

Time Extensions and Filing of Exploration Work

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

We filed exploration work with the Ministry prior to our November 27, 2006 deadline. On November 24, 2006 the Ministry contacted us to inform us that our exploration work was filed on old forms and needed to be filed on current forms. The Ministry granted us an additional extension to December 8, 2006 in which to file the exploration on current forms. These forms were faxed and couriered to the Ministry on December 5, 2006. As of December 14, 2006, we believe that we have filed valid exploration with the Ministry.

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

  The results obtained during the Phase One exploration program will be assembled, interpreted and we will review the results of the Phase One exploration program between December 2006 and May 2007. We will engage our consulting geologist to interpret the results of Phase One and develop a summary report.

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

As at October 31, 2006, we had a cash balance of $31,650. If the results of the Phase One exploration program are encouraging, we will have to raise additional funds starting in March 2007 so that Phase Two exploration could commence in July 2007.

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

  The market price for ore;

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

Legal Expense Plan

We expect to incur filing costs of approximately $5,000 per quarter to support our quarterly filings and $10,000 to support our annual filing. In the next twelve months, we anticipate spending approximately $25,000 for legal costs to pay for three quarterly filings and one annual filing.

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

  Reports on Form 8-K

  The following Current Reports on Form 8-K were filed within the quarterly period ended October 31, 2006.

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

Date: December 14, 2006

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

Date: December 14, 2006

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Red Lake Exploration, Inc. (the “Company”) on Form 10-QSB for the period ending October 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Di Cicco, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ John Di Cicco

John Di Cicco
Principal Executive Officer and Principal Financial Officer

Date: December 14, 2006