Form 10KSB
Red Lake Exploration Inc.
filed 2007-05-04
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number _______000-52055___

RED LAKE EXPLORATION, INC.
(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10168 Lawson Drive, Richmond, British Columbia, Canada	V7E 5M3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (604) 961-0301

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ X ] Yes         [   ]  No

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 1

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes         [   ]  No

State issuer’s revenues for its most recent fiscal year.

$nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $56,500 as of April 30, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock - $0.001 par value	5,525,000

Documents incorporated by reference:  Exhibit 2.1 (Articles of Incorporation) and Exhibit 2.2 (By-laws) both filed as exhibits to Red Lake’s registration statement on Form SB-2 filed on May 22, 2006; Exhibit 10.1 (Property Agreement) filed as an exhibit to Red Lake’s registration statement on Form SB-2 on May 22, 2006; and Exhibit 10.2 (Declaration of Trust) filed as an exhibit to Red Lake’s registration statement on Form SB-2 filed on May 22, 2006;.

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ X ]

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Red Lake’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Red Lake’s files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-KSB for the fiscal year ended January 31, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and Red Lake disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Red Lake may, from time to time, make oral forward-looking statements.  Red Lake strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Red Lake’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Red Lake to materially differ from those in the oral forward-looking statements. Red Lake disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.

Description of Business.

(a)

Business Development

Red Lake Exploration, Inc. (“Red Lake”) is a Nevada corporation that was incorporated on January 10, 2005.

Red Lake maintains its statutory resident agent’s office at 711 S Carson Street, Carson City, Nevada, 89701 and its business office is located at 10168 Lawson Drive, Richmond, British Columbia, Canada, V7E 5M3. Red Lake’s office telephone number is (604) 961-0301.

Red Lake has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Red Lake’s business.

(b)

Business of Red Lake

Red Lake is a startup exploration stage company without operations, and is in the business of gold exploration.  There is no assurance that a commercially viable mineral deposit exists on Red Lake’s mineral claims.  Additional exploration will be required before a final evaluation as to the economic and legal feasibility of Red Lake’s mineral claims can be determined.

On November 15, 2005, Red Lake acquired three mineral claims from Ridgestake Resources Inc. for $9,000.  See Exhibit 10.1 – Property Agreement for more details.  Under the Ontario Mining Act, title to Ontario mineral claims can only be held by individuals or Canadian corporations.  Because of this regulation, Red Lake’s president is holding the mineral claims in trust for Red Lake until Red Lake can determine whether there are commercially viable gold deposits on any of its mineral claims.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 3

If Red Lake determine that there is a commercially viable gold deposit on any of its mineral claims, Red Lake will incorporate a Canadian subsidiary to hold title to the mineral claims and its president will transfer the mineral claims to the subsidiary.  The transfer will be at no cost to us, other than the costs associated with the incorporation of the Canadian subsidiary.

The mineral claims were staked by Jaroslav Ruza on August 27, 2004, and were acquired by Red Lake on November 15, 2005 from his company, Ridgestake Resources Inc.  The mineral claims are in the Red Lake Mining District, Ontario, Canada.  The claim numbers are KRL3016881, KRL3016882 and KRL3016883 (collectively, the “Claims”) and the Claims are contiguous each other.  The total area of the Claims is 978.5 hectares or approximately 2,400 acres.  The cost of the Claims charged to operations by Red Lake in fiscal 2006 was $9,000, which represented the cost to acquire the Claims from Ridgestake Resources Inc.  However, Red Lake will incur much more significant expenses in order to explore the Claims as described below in “Item 6. Management Discussion and Analysis or Plan of Operation”.

John Di Cicco has no previous experience exploring for minerals or operating a mining company.  Even if Red Lake completes its current mineral exploration program and it is successful in identifying a mineral deposit, Red Lake will have to spend substantial funds on further drilling and engineering studies before it will know if it has a commercially viable mineral deposit or reserve.

In February 2006, Red Lake engaged Bernard Dewonck, a professional geoscientist, who is familiar with the Red Lake area to develop a report about the Claims.  The report entitled “Report On KRL3016881, KRL3016882, KRL3016883 Claims” dated April 26, 2006 describes the Claims, the regional geology, the mineral potential of the Claims and recommendations how Red Lake should explore the Claims (the “Report”).  According to the Report, the Claims have the potential to contain vein-hosted gold and volcanic-hosted massive sulphide deposits of considerable size. A massive suplhide is a body of rock made up mainly or wholly of sulphide minerals and often proves to be an ore body.

Mr. Dewonck has an office in Vancouver, British Columbia, Canada and is employed by Coast Mountain Geological Ltd.  Mr. Dewonck is a qualified professional geologist with a B. Sc. degree in geology from the University of British Columbia obtained in 1974 and has more than 30 years experience in North America, Central America, and South America.  Mr. Dewonck is a member in good standing of the Association of Professional Engineers and Geoscientists of British Columbia.  Mr. Dewonck does not own any interest in the Claims and is not a shareholders or affiliate of Red Lake.

In November 2006, Red Lake completed the Phase One mineral exploration program on the Claims.  Red Lake incurred $13,953 in mineral exploration costs on the Claims for its Phase One mineral exploration program.  The results of the Phase One program are currently being valuated.  Management expects to have the results by June 2007.

Red Lake has no current plans to change its business activities from mineral exploration or to combine with another business.  It is possible that beyond the foreseeable future that if Red Lake’s mineral exploration efforts fail and world demand for the minerals Red Lake is seeking drops to the point that it is no longer economical to explore for these minerals Red Lake may need to change its business plans.  However, until Red Lake encounters such a situation it intends to explore for minerals in British Columbia or elsewhere.

Location and Means of Access to Red Lake’s Mineral Claims

The Claims lie approximately 50 miles east of Balmertown and the gold mining area of Red Lake in northwestern Ontario.  The closest community is that of Uchi Lake, approximately two miles to the southwest of the Claims.  The Claims are centered on latitude 51° 6' 23.9” N and longitude 92° 33' 49.6”.

Active logging roads may provide excellent access, however Red Lake has not confirmed the conditions of road access to the Claims themselves.  If road access fails, the Claims front a lake to the west and access by boat or float plane is possible.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 4

Red Lake’s Mineral Claims

The Claims are unencumbered and in good standing and there are no third party conditions that affect the Claims other than conditions defined by the Province of Ontario as described below.  The Claims together cover an area of 978.5 hectares, which is equivalent to an area of approximately 2,100 acres. We have no insurance covering the claim. We believe that no insurance is necessary since the claim is unimproved and contain no buildings or improvements. The claim number, registered owner number, expiry date, number of units, and work requirement as typically recorded in the Province of Ontario is as follows:

Claim Number	Registered Owner	Due Date	Number of Units	Work Requirement
3016881	DICICCO, JOHN GIOVANNI (100%)	August 27, 2007	7	$2,800
3016882	DICICCO, JOHN GIOVANNI (100%)	August 27, 2007	10	$4,000
3016883	DICICCO, JOHN GIOVANNI (100%)	August 27, 2007	11	$4,400

Red Lake has no insurance covering the Claims.  Management believes that no insurance is necessary since the Claims are unimproved and contain no buildings or improvements.

The Claims are located in the Red Lake Mining Division, Ontario, Canada.  Red Lake’s consulting geologist has written a report and provided Red Lake with recommendations of how Red Lake should continue to explore the Claims.

There is no assurance that a commercially viable mineral deposit exists on the Claims.  Exploration will be required before an evaluation as to the economic feasibility of the Claims can be determined.  It is management’s intention to incorporate a Canadian subsidiary and record the deed of ownership in the name of the subsidiary if minerals are discovered on one or more of the Claims and, it appears that it would be economically viable to commercially mine a claim.  Until Red Lake can validate otherwise, the Claims are without known reserves and Red Lake has planned a three phase mineral exploration program as recommended by Red Lake’s consulting geologist.  Red Lake has not commenced any exploration or work on the Claims.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 5

Conditions to Retain Title to Red Lake’s Mineral Claims

In order to retain title to the Claims, Red Lake is required to perform and file exploration work totaling CDN$11,200 on the Claims by August 27, 2007.  Exploration work costs conducted on one Claim can be assigned to the other to keep all Claims in good standing as long as CDN$11,200 is spent on all three Claims overall by August 27, 2007.

History of Red Lake and Red Lake’s Mineral Claims

The following history is summarized from the Report.  The Claims are situated to the southeast of the Red Lake gold mining camp.  The history of the Red Lake gold mining camp dates back to 1897 when gold mineralization was first found on the surface.  It was not rich enough to pursue at the time and it took rumors of a silver occurrence to attract prospectors back in 1922.  At that time, claims were staked and gold rush ensued.  By 1929 several gold mines were under construction.  The 1929 stock market crash dampened exploration but rising gold prices prompted a resumption of work by 1931.  The early 1940's saw gold producing mines in the area with all activity ceasing in 1943 due to Word War II.  Activity resumed in 1949 and gold has been mined from the area until present day by a number of mining companies.

The Claims are located a distance of approximately 50 miles east from Balmertown and the gold mining area of Red Lake in northwestern Ontario.  The potential economic significance of the Claims is that, according to our consulting geologist's report, the Claims have the potential to contain vein-hosted gold and volcanic-hosted massive sulphide deposits of considerable size.  A massive suplhide is a body of rock made up mainly or wholly of sulphide minerals and often proves to be an ore body.  Red Lake’s objective is to conduct exploration activities on the Claims to assess whether the Claims have any commercially viable gold deposits.  Until Red Lake can validate otherwise, the Claims are without known reserves and Red Lake has planned a three phase mineral exploration program to explore the Claims.

Present Conditions of Red Lake’s Mineral Claims

In the Report, Red Lake’s consulting geologist indicated that the relief on the property is generally subdued, with scarce outcrop, generally covered with up to approximately 60 feet of glacial till.  There is no equipment, infrastructure, or electricity on the Claims. Red Lake has completed its Phase One mineral exploration program and the results are currently being evaluated.

Geology of Red Lake’s Mineral Claims

Neither Red Lake nor its consulting geologist is aware of any current or historical geological reports with respect to the Claims.  The Claims, according to published regional mapping, appear to be underlain entirely by Neoarchaean (a time period approximately 2.5 billion years ago) mafic to volcanic and volcanogenic rocks (types of rocks), predominately of the Earngey Sequence (location of a rock formation).   Until Red Lake can validate otherwise, the Claims are without known reserves and Red Lake has planned a three phase mineral exploration program to explore the Claims.

Competition

The mineral exploration business is an extremely competitive industry.  Red Lake is competing with many other exploration companies looking for minerals.  Red Lake is one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, Red Lake competes with other similar companies for financing and joint venture partners.  Additionally, Red Lake competes for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Raw Materials

The raw materials for Red Lake’s exploration program will include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of suppliers.

Dependence on Major Customers

Red Lake has no customers.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 6

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Red Lake has no intellectual property such as patents or trademarks. Additionally, Red Lake has no royalty agreements or labor contracts.

Government Controls and Regulations

Red Lake will be required to comply with all regulations provided in the Mineral Act (Ontario).  The effect of these existing regulations on the business of Red Lake and its Claims is that Red Lake is able to carry out its exploration program as planned.  However, it is possible that the regulations could change, which could limit Red Lake’s ability to explore the Claims, but management believes this is highly unlikely.

Costs and Effects of Compliance with Environmental Laws

Red Lake currently has no costs to comply with environmental laws concerning its exploration program on the Claims.

Expenditures on Research and Development During the Last Two Fiscal Years

Red Lake has not incurred any research or development expenditures since its inception on January 10, 2005.

Number of Total Employees and Number of Full Time Employees

Red Lake does not have any employees other than John Di Cicco, its sole director and officer.  Red Lake intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on the Claims as required throughout the course of its mineral exploration program.

RISK FACTORS

You should consider each of the following risk factors and the other information in this Annual Report, including Red Lake’s financial statements and the related notes, in evaluating Red Lake’s business and prospects.  The risks and uncertainties described below are not the only ones that impact on Red Lake’s business.  Additional risks and uncertainties not presently known to Red Lake or that management currently considers immaterial may also impair its business operations.  If any of the following risks actually occur, Red Lake’s business and financial results could be harmed.  In that case, the trading price of Red Lake’s Common Stock could decline.

Risks associated with Red Lake’s business:

1.

If Red Lake does not obtain additional financing, its business plan will fail.

Red Lake’s current operating funds are estimated to be sufficient to complete the first phase of exploration on the Claims.  However, Red Lake will need to obtain additional financing in order to complete its plan of operation.  The plan of operation calls for significant expenses in connection with the exploration of the Claims.  Red Lake has not made arrangements to secure any additional financing.

2.

If Red Lake fails to make required payments or expenditures, Red Lake could lose title to the Claims.

In order to retain title to the Claims, Red Lake is required to perform exploration work totaling at least CDN$11,200 over the three Claims by August 27, 2007.  If Red Lake fails the make and file the required expenditures Red Lake will lose title to the Claims.

3.

Red Lake’s auditors have expressed substantial doubt about Red Lake’s ability to continue as a going concern, and as a result Red Lake may find it difficult to obtain additional financing.

The accompanying financial statements have been prepared assuming that Red Lake will continue as a going concern.  As discussed in Note 1 to the financial statements, Red Lake was recently incorporated on January 10, 2005, and has not generated any revenue and has accumulated losses since inception, and as a result, Red Lake’s auditors have expressed substantial doubt about its ability to continue as a going concern.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 7

Continued operations are dependent on Red Lake’s ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Red Lake’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

4.

As a result of only recently commencing business operations, Red Lake faces a high risk of business failure.

Red Lake has recently completed the initial stages of exploration of the Claims, and thus has no way to evaluate the likelihood whether Red Lake will be able to operate its business successfully.  Red Lake was incorporated on January 10, 2005 and to date has been involved primarily in organizational activities, acquiring Claims and obtaining financing.  Red Lake has not earned any revenues and has never achieved profitability as of the date of this annual report.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Claims that Red Lake plans to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  Red Lake has no history upon which to base any assumption as to the likelihood that its business will prove successful, and Red Lake can provide no assurance to investors that Red Lake will generate any operating revenues or ever achieve profitable operations.  If Red Lake is unsuccessful in addressing these risks its business will likely fail.

5.

Red Lake expects to incur operating losses for the foreseeable future, which may cause Red Lake to run out of funds.

Red Lake has not earned revenue and has never been profitable.  Prior to completing exploration on the Claims, Red Lake may incur increased operating expenses without realizing any revenues from the Claims, which could cause Red Lake to run out of funds and, as a result, its business will likely fail.

6.

If Red Lake does not find a joint venture partner for the continued development of the Claims, Red Lake may not be able to advance its exploration program.

If the results of the Phase Two mineral exploration program are successful, Red Lake may try to enter a joint venture agreement with a partner for the further exploration and possible production on the Claims.  Red Lake would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost.  In addition, if Red Lake entered into a joint venture agreement, it would likely assign a percentage of its interest in the Claims to the joint venture partner.  If Red Lake is unable to enter into a joint venture agreement with a partner, Red Lake may fail to find the required funding for further exploration and possible production.

7.

As a result of management having no experience in the mineral exploration business, management may make errors, which could cause Red Lake’s business to fail.

Management has no previous experience operating an exploration or mining company and because of this lack of experience management may be prone to errors.  Management lacks the technical training and experience with exploring for, starting, or operating a mine.  With no direct training or experience in these areas management may not be fully aware of the many specific requirements related to working in this industry.  Management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Consequently, Red Lake’s operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

8.

Access to the Claims may be restricted by inclement weather during the year, which may delay the proposed mineral exploration program, which could prevent Red Lake from generating revenues.

Access to the Claims is restricted to the period between May 1 and November 15 of each year due to snow in the area.  As a result, any attempts to visit, test, or explore the property are largely limited to these six and half months of the year when weather permits such activities.  These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found.  Such delays can result in Red Lake’s inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia.  This could cause Red Lake’s plan of operation to fail unless Red Lake can meet deadlines.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 8

9.

Red Lake’s business may fail if Red Lake does not obtain clear title to the Claims.

Under Ontario law, title to Ontario mineral claims can only be held by individuals or Canadian corporations.  Since Red Lake is a Nevada corporation it is not legally allowed to hold mineral claims in Ontario.  The Claims are being held in trust for Red Lake by John Di Cicco as he is an individual.  If Red Lake confirms economically viable deposits of minerals on the Claims Red Lake will incorporate a Canadian subsidiary to hold title the Claims and its president will transfer the Claims to the subsidiary.  Until Red Lake can confirm viable mineral deposits, its president is holding the Claims in trust for Red Lake by means of a trust agreement.  However, there could be situations such as the death or bankruptcy of Mr. Di Cicco that could prevent Red Lake from obtaining clear title to the Claims.  If Red Lake is unable to obtain clear title to the Claims its business will likely fail.

Risks associated with Red Lake’s industry:

10.

There is substantial risk that no commercially viable mineral deposits will be found due to the speculative nature of mineral property exploration.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk.  Red Lake cannot provide investors with assurance that the Claims contain commercially viable mineral deposits.  The exploration program that Red Lake intends to conduct on the Claims may not result in the discovery of commercial viable mineral deposits.  Also, problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, Red Lake may be unable to complete its plan of operation.

11.

There is a risk that Red Lake may incur liability or damages as it conducts in business due to the inherent dangers involved in mineral property exploration.

The search for minerals involves numerous hazards.  As a result, Red Lake may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which Red Lake cannot insure or against which management may elect not to insure.  Red Lake currently has no such insurance nor does it expect to get such insurance for the foreseeable future.  If a hazard were to occur, the costs of rectifying the hazard may exceed Red Lake’s asset value and cause Red Lake to liquidate all of its assets.

12.

As Red Lake undertakes exploration on the Claims, Red Lake will be subject to compliance of government regulation, which may increase the anticipated time and cost of the mineral exploration program.

There are several governmental regulations that materially restrict the exploration of minerals.  Red Lake will be subject to the mining laws and regulations as contained in the Mineral Tenure Act of the Province of British Columbia as it carries out the mineral exploration program.  Red Lake may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  While Red Lake’s planned mineral exploration program provides a budget for regulatory compliance, there is a risk that new regulations could increase the time and costs of doing business and prevent Red Lake from carrying out its mineral exploration program.

13.

Red Lake may not be able to market any minerals that may be found on the Claims due to market factors in the mining business that are not in the control of Red Lake.

The mining industry, in general, is intensely competitive and Red Lake can provide no assurance that even if minerals are discovered that a ready market will exist from the sale of any minerals found.  Numerous factors beyond Red Lake’s control may affect the marketability of minerals.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in Red Lake not receiving an adequate return on invested capital.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 9

Risks associated with Red Lake’s:

14.

Red Lake holds a significant portion of its cash reserves in United States dollars, and as a result may experience weakened purchasing power in Canadian dollar terms and not be able to afford to conduct its planned mineral exploration program.

Red Lake holds a significant portion of its cash reserves in United States dollars.  Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains or losses in Canadian dollar terms.  If there was to be a significant decline in the United States dollar versus the Canadian Dollar, Red Lake’s US dollar purchasing power in Canadian dollars would also significantly decline.  If a there was a significant decline in the US dollar Red Lake would not be able to afford to conduct its planned mineral exploration program.  Red Lake has not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

15.

Management owns the majority of Red Lake’s Common Stock, and as a result has the ability to override the interests of other stockholders.

Management owns 54.3% of Red Lake’s outstanding Common Stock.  Stockholders may find the corporate decisions influenced by management are inconsistent with the interests of their own and the interests of other stockholders.

16.

“Penny Stock” rules may make buying or selling Red Lake’s Common Stock difficult, and severely limit their market and liquidity.

Trading in Red Lake’s securities is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules.  These rules govern how broker-dealers can deal with their clients and “penny stocks”.  The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Red Lake’s securities, which could severely limit their market price and liquidity of its Common Stock.  See “Penny Stock rules” on page 12 for more details.

Item 2.

Description of Property.

Red Lake’s executive offices are located at 10168 Lawson Drive, Richmond, British Columbia, Canada, V7E 5M3.  Red Lake’s president, John Di Cicco, currently provides this space to Red Lake free of charge.  This space may not be available to Red Lake free of charge in the future.

Red Lake also has three mineral claims located in the Red Lake Mining Division, Ontario, Canada as described above in “Item 1. Description of Business”.

Item 3.

Legal Proceedings.

Red Lake is not a party to any pending legal proceedings and, to the best of Red Lake’s knowledge, none of Red Lake’s property or assets are the subject of any pending legal proceedings

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

(a)

Market Information

Red Lake’s Common Stock has been quoted on the NASD OTC Bulletin Board since January 16, 2007 under the symbol “RLKX”.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended April 27, 2007.  The bid information was obtained from Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 10

High & Low Bids
Period ended	High	Low	Source
27 April 2007	$0.25	$0.05	Pink Sheets LLC
31 January 2007	None	none	Pink Sheets LLC

(b)

Holders of Record

There are approximately 33 holders of record of Red Lake’s Common Stock.

(c)

Dividends

Red Lake has declared no dividends on its Common Stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of Common Stock.  Dividends are declared at the sole discretion of Red Lake’s Board of Directors.

(d)

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, with the exception of the following:

Red Lake has sold 5,525,000 shares of unregistered securities. All of these 5,525,000 shares were subscribed for in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 (the “1933 Act”) and were sold to Canadian residents.

The shares include the following:

1.

On October 3, 2005, Red Lake issued 3,000,000 shares of Common Stock at a price of $0.001 per share for cash proceeds of $3,000 received from John Di Cicco.

2.

On October 28, 2005, Red Lake issued 1,750,000 shares of Common Stock to 14 non-affiliate Canadian residents at a price of $0.01 per share for cash proceeds of $17,750.

3.

On January 31, 2006, Red Lake issued 775,000 shares of Common Stock to 19 non-affiliate Canadian residents at a price of $0.05 per share for cash proceeds of $38,750.

With respect to all of the above offerings, Red Lake completed the offerings of the Common Stock pursuant to Rule 903 of Regulation S of the 1933 Act on the basis that the sale of the Common Stock was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S.  Red Lake did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares.  Each investor represented to Red Lake that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.  The subscription agreement executed between Red Lake and the investor included statements that the securities had not been registered pursuant to the 1933 Act and that the securities may not be offered or sold in the United States unless the securities are registered under the 1933 Act or pursuant to an exemption from the 1933 Act.  The investor agreed by execution of the subscription agreement for the Common Stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; (ii) that Red Lake is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the 1933 Act.  All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the 1933 Act and could not be resold without registration under the 1933 Act or an applicable exemption from the registration requirements of the 1933 Act.

Each investor was given adequate access to sufficient information about Red Lake to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the investors.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Red Lake’s Common Stock.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 11

(e)

Penny Stock Rules

Trading in Red Lake’s Common Stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends Red Lake’s Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Red Lake’s securities, which could severely limit their market price and liquidity of Red Lake’s securities.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF RED LAKE EXPLORATION, INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

The mineral claims are in the Red Lake Mining District, Ontario, Canada.  The claim numbers are KRL3016881, KRL3016882 and KRL3016883 (collectively, the “Claims”) and the Claims are contiguous each other.  The total area of the Claims is 978.5 hectares or approximately 2,400 acres.  The cost of the Claims charged to operations by Red Lake was $9,000, which represented the cost to acquire the Claims from Ridgestake Resources Inc.  See Exhibit 10.1 – Property Agreement for more details.

In November 2006, Red Lake completed the Phase One mineral exploration program on the Claims.  Red Lake incurred $13,953 in mineral exploration costs on the Claims for its Phase One mineral exploration program.  The results of the Phase One program are currently being valuated.  Management expects to have the results of the Phase One program and the summary report from the consulting geologist by June 2007.

The Claims are in good standing until August 27, 2007.   In order to keep the Claims in good standing, Red Lake must perform and record exploration work of approximately CDN $11,200 by August 27, 2007, or pay the equivalent amount to the Province in lieu of performing the exploration work.

Exploration Plan

Red Lake’s plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to Red Lake obtaining any additional funding necessary for the continued exploration of the Claims.  Red Lake does not have enough funds to complete the Phase Two or Phase Three programs, which Red Lake would plan to start in the summer of 2007 if the results of the Phase One mineral exploration program are encouraging.  The following is a brief summary of the three phases of the mineral exploration program:

1.

The results obtained during the Phase One mineral exploration program will be assembled, interpreted and Red Lake will review the results of the Phase One exploration program between May and June 2007.  Red Lake has engaged a consulting geologist to interpret the results of the Phase One mineral exploration program and develop a summary report.

2.

If the Phase Two mineral exploration program were to proceed, Red Lake’s consulting geologist has indicated that Red Lake should budget approximately CDN$26,400 for the Phase Two program.  If Red Lake proceeds with the Phase Two program Red Lake would do so in July 2007.  A field crew will mobilize onto the Claims, perform line cutting and perform a six mile UTEM survey, and then demobilize from the area.  A UTEM survey utilizes more precise modern equipment to measure electromagnetic distortions caused by metallic minerals in rocks.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 12

3.

In the case that the Phase Two mineral exploration program takes place, the results obtained during the Phase Two  program will be assembled, interpreted and Red Lake will review the results of the Phase Two program between September and December 2007.  Red Lake will engage a consulting geologist to interpret the results of the Phase Two program and develop a summary report.

4.

If the Phase Three mineral exploration program were to proceed, Red Lake’s consulting geologist has indicated that Red Lake should budget approximately CDN$113,000 for the Phase Three program.  If Red Lake proceeds with the Phase Three program Red Lake would do so in July 2008.  A field crew will mobilize onto the claims and perform a significant amount of geochemical sampling.

5.

In the case that the Phase Three mineral exploration program takes place, the results obtained during the Phase Three program will be assembled, interpreted and Red Lake will review the results of the Phase Three program between September and December 2008.  Red Lake will engage a consulting geologist to interpret the results of the Phase Three program and develop a summary report.  At this stage Red Lake will have a significantly better understanding of any mineralization on the claims.

Financial Condition

As at January 31, 2007, Red Lake had a cash balance of $15,477.  If the results of the Phase One mineral exploration program are encouraging, Red Lake will have to raise additional funds starting in June 2007 so that Phase Two mineral exploration program could commence in July 2007.

During the next 12 months, Red Lake does not anticipate generating any revenue.  If additional funds become required, the additional funding will come from equity financing from the sale of Red Lake’s Common Stock or sale of part of its interest in the Claims.  If Red Lake is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Red Lake.  Red Lake does not have any financing arranged and cannot provide any assurance that it will be able to raise sufficient funding from the sale of its Common Stock to fund Phase Two or Phase Three mineral exploration programs.  In the absence of such financing, Red Lake’s business will fail.

Red Lake may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete the Phase Three mineral exploration program.  Red Lake has not undertaken any efforts to locate a joint venture partner for Phase Three.  If Red Lake enters into a joint venture arrangement, Red Lake will assign a percentage of its interest in the Claims to the joint venture partner.

Based on the nature of Red Lake’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Red Lake’s future financial results are also uncertain due to a number of factors, some of which are outside of its control.  These factors include, but are not limited to:

●

Red Lake’s ability to raise additional funding;

●

the market price of minerals;

●

the results of the proposed mineral exploration programs on the Claims; and

●

Red Lake’s ability to find joint venture partners for the development of the Claims.

Due to Red Lake’s lack of operating history and present inability to generate revenues, Red Lake’s auditors have stated their opinion that there currently exists substantial doubt about Red Lake’s ability to continue as a going concern.  Even if Red Lake completes its current mineral exploration program and it is successful in identifying a mineral deposit, Red Lake will have to spend substantial funds on further drilling and engineering studies before Red Lake will know if it has a commercially viable mineral reserve.

Phase Two - Exploration Cost Review

The costs described include transportation, equipment, consumables, labor, and sample analysis make up the entire cost of the Phase Two mineral exploration program.  All the costs described above are estimated so Red Lake is providing a 10% contingency allowance for unanticipated and wrongly estimated costs.  The table below summarizes the cost estimate for the Phase Two mineral exploration program.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 13

Phase Two - Exploration Items	Cost Estimate CDN$
Mobilization/Demobilization	2,500
Line Cutting	5,000
6 Miles of UTEM Survey	12,500
Miscellaneous Expenses	1,000
Results Interpretation & Summary Report	3,000
Contingency at 15%	2,400
Phase Two Total	CDN$ 26,400

Functional Currency

Red Lake’s functional currency is the United States dollar.  Red Lake has determined that its functional currency is the United States dollar for the following reasons:

●

Red Lake’s current and future financings are and will be in United States dollars;

●

Red Lake maintains cash holdings in United States dollars only;

●

any potential sales of gold recovered from the Claims will be undertaken in United States dollars;

●

Red Lake’s administrative expenses are undertaken in United States dollars;

●

all cash flows are generated in United States dollars; and

●

the Claims are located in Canada, and even though the exploration expenses are estimated in Canadian dollars, these expenses can usually be requested to be billed in United States dollars.

Results of Operations

Red Lake has had no operating revenues since its inception on January 10, 2005, through to January 31, 2007.  Red Lake’s activities have been financed from the proceeds of share subscriptions.  Since inception, on January 10, 2005, to January 31, 2007, Red Lake raised a total of $59,250 from private offerings of its Common Stock.

For the period from inception on January 10, 2005, to January 31, 2007, Red Lake incurred total expenses of $57,073.  These expenses included (1) $13,953 in mineral exploration costs on the Claims for its Phase One mineral exploration program; (2) $18,250 in professional fees; (3) $15,870 for general and administrative costs; and (4) $9,000 for the acquisition cost for the Claims.

For the year ended January 31, 2007, Red Lake incurred total expenses of $43,885.  These expenses included (1) $13,953 in mineral exploration costs on the Claims for its Phase One mineral exploration program; (2) $18,250 in professional fees, which included legal fees of $6,000, accounting fees of $3,800 for preparation of the financial statements, and auditor’s fees of $8,450; and (3) $11,682 for general and administrative costs.

For the year ended January 31, 2006, Red Lake incurred total expenses of $12,363.  These expenses included (1) $3,363 for general and administrative costs; and (2) $9,000 for the acquisition cost for the Claims.

Liquidity and Capital Resources

Red Lake had working capital of $14,177 as of January 31, 2007, compared with $49,062 as of January 31, 2006.

There are no assurances that Red Lake will be able to achieve further sales of its Common Stock or any other form of additional financing.  If Red Lake is unable to achieve the financing necessary to continue its plan of operations, Red Lake will not be able to continue its exploration of the Claims and its business will fail.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 14

Management believes that Red Lake’s current cash will be sufficient to fully finance its operations at current and planned levels through June 2007.  Management intends to manage Red Lake’s expenses and payments to preserve cash until Red Lake is profitable, otherwise additional financing must be arranged.  Specifically such cash management actions include donation of rent and services by Red Lake’s directors and officers.

Net Cash Used in Operating Activities

For the fiscal year ended January 31, 2007, net cash used in operating activities decreased to $(43,885) compared with $(12,363) for the previous fiscal year.

Red Lake had cash of $15,477 and working capital of $14,177 at January 31, 2007.  During the fiscal year ended January 31, 2007, Red Lake used $33,585 in cash for operating activities.  This was primarily a result of an operating loss of $43,885, offset by non-cash items for donated services ($9,000) and $1,300 for the increase in accounts payable.

Net Cash Used in Investing Activities

Net cash provided by investing activities increased to $nil for the fiscal year ended January 31, 2007 as compared with $(9,000) for the previous fiscal year.

Net Cash Used in Financing Activities

Net cash provided by financing activities decreased to $nil for the fiscal year ended January 31, 2007 as compared with $59,250 for the previous fiscal year.

Off-Balance Sheet Arrangements

Red Lake has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Red Lake had no contingencies or long-term commitments at January 31, 2007.

Critical Accounting Policies

Red Lake’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of Red Lake’s financial statements.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Red Lake regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances.  Red Lake bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Red Lake may differ materially and adversely from Red Lake’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Mineral Property Costs

Red Lake has been in the exploration stage since its inception on January 10, 2005 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “ Whether Mineral Rights Are Tangible or Intangible Assets ”.  Red Lake assesses the carrying costs for impairment under SFAS No. 144, “ Accounting for Impairment or Disposal of Long Lived Assets ” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

In accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets ”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  Red Lake recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 15

Item 7.

Financial Statements

Red Lake Exploration, Inc.

(An Exploration Stage Company)

January 31, 2007

Index

Report of Independent Registered Public Accounting Firm…………………………………………………………………………………………………………………………………………………………………………………………………	F–1

Balance Sheets…………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………..	F–2

Statements of Operations……………………………………………………………………………………………………………………………………………………………………………………………………………………………………….	F–3

Statements of Cash Flows………………………………………………………………………………………………………………………………………………………………………………………………………………………………………	F–4

Statements of Stockholders’ Equity…………………………………………………………………………………………………………………………………………………………………………………………………………………………….	F–5

Notes to the Financial Statements……………………………………………………………………………………………………………………………………………………………………………………………………………………………..	F–6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Red Lake Exploration, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Red Lake Exploration, Inc. as of January 31, 2007 and 2006 and the related statements of operations, cash flows and stockholders’ equity for the years then ended and accumulated from January 10, 2005 (Date of Inception) to January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Red Lake Exploration, Inc., as of January 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated from January 10, 2005 (Date of Inception) to January 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has accumulated losses since inception and will need additional equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 23, 2007

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 2

Red Lake Exploration, Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	January 31, 2007 $	January 31, 2006 $

ASSETS

Current Assets

Cash	15,477	49,062

Total Assets	15,477	49,062

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,300	–

Total Liabilities	1,300	–

Contingencies (Note 1)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value; 5,525,000 shares issued and outstanding	5,525	5,525

Additional Paid-in Capital	53,725	53,725

Donated Capital (Note 3)	12,000	3,000

Deficit Accumulated During the Exploration Stage	(57,073)	(13,188)

Total Stockholders’ Equity	14,177	49,062

Total Liabilities and Stockholders’ Equity	15,477	49,062

(The accompanying notes are an integral part of these financial statements.)

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 3

Red Lake Exploration, Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated from
	January 10, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to January 31,	January 31,	January 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	15,870	11,682	3,363
Impairment loss on mineral property costs	9,000	–	9,000
Mineral exploration costs	13,953	13,953	–
Professional fees	18,250	18,250	–

Total Expenses	57,073	43,885	12,363

Net Loss	(57,073)	(43,885)	(12,363)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		5,525,000	1,442,000

(The accompanying notes are an integral part of these financial statements.)

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 4

Red Lake Exploration, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated from
	January 10, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	To January 31,	January 31,	January 31,
	2007	2007	2006
	$	$	$
Operating Activities

Net loss	(57,073)	(43,885)	(12,363)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	12,000	9,000	3,000
Impairment loss on mineral property costs	9,000	–	9,000

Changes in operating assets and liabilities:
Accounts payable	1,300	1,300	–
Due to related party	–	–	(825)

Net Cash Used In Operating Activities	(34,773)	(33,585)	1,188

Investing Activities

Acquisition of mineral properties	(9,000)	–	(9,000)

Net Cash Used in Investing Activities	(9,000)	–	(9,000)

Financing Activities

Proceeds from the issuance of common stock	59,250	–	59,250

Net Cash Provided by Financing Activities	59,250	–	59,250

Increase (Decrease) in Cash	15,477	(33,585)	49,062

Cash - Beginning of Period	–	49,062	–

Cash - End of Period	15,477	15,477	49,062

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 5

Red Lake Exploration, Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from January 10, 2005 (Date of Inception) to January 31, 2007

(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated	Exploration
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – January 10, 2005 (Date of Inception)	–	–	–	–	–	–

Net loss for the period	–	–	–	–	(825)	(825)

Balance – January 31, 2005	–	–	–	–	(825)	(825)

October 3, 2005 – Common stock issued for cash at $0.001 per share	3,000,000	3,000	–	–	–	3,000

October 28, 2005 – Common stock issued for cash at $0.01 per share	1,750,000	1,750	15,750	–	–	17,500

January 31, 2006 – Common stock issued for cash at $0.05 per share	775,000	775	37,975	–	–	38,750

Donated services and rent	–	–	–	3,000	–	3,000

Net loss for the year	–	–	–	–	(12,363)	(12,363)

Balance – January 31, 2006	5,525,000	5,525	53,725	3,000	(13,188)	49,062

Donated services and rent	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(43,885)	(43,885)

Balance – January 31, 2007	5,525,000	5,525	53,725	12,000	(57,073)	14,177

(The accompanying notes are an integral part of these financial statements.)

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 6

Red Lake Exploration, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

1.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2007, the Company has working capital of $14,177 and accumulated losses of $57,073 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is January 31.

b)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

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

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 7

Red Lake Exploration, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

f)

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

g)

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value

h)

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

i)

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

j)

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

k)

Stock-based Compensation

Prior to February 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options since its inception.  Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 8

Red Lake Exploration, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

l)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 9

Red Lake Exploration, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

l)

Recent Accounting Pronouncements (continued)

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

3.

Related Party Transactions

The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month. For the year ended January 31, 2007, the Company recognized $3,000 (2006 - $250) in donated rent and $6,000 (2006 - $500) in donated services.

4.

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

5.

Common Stock

a)

On January 31, 2006, the Company issued 775,000 shares of common stock at a price of $0.05 per share for proceeds of $38,750.

b)

On October 28, 2005, the Company issued 1,750,000 shares of common stock at a price of $0.01 per share for proceeds of $17,500.

c)

On October 3, 2005, the Company issued 3,000,000 shares of common stock to the President of the Company at a price of $0.001 per share for proceeds of $3,000.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 10

Red Lake Exploration, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

6.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating loss carryforwards of $45,900, which commence expiring in 2025.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended January 31, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $12,495 and $3,281, respectively.

The components of the net deferred tax asset at January 31, 2007 and 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	January 31, 2007 $	January 31, 2006 $

Net Operating Losses Carried Forward	45,900	10,200

Statutory Tax Rate	35%	35%

Effective Tax Rate	–	–

Deferred Tax Asset	16,065	3,570

Valuation Allowance	(16,065)	(3,570)

Net Deferred Tax Asset	–	–

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 11

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Red Lake’s accountants on accounting and financial disclosure.  Red Lake’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 8A.     Controls and Procedures.

Disclosure Controls and Procedures

John Di Cicco, Red Lake’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Red Lake’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on such evaluation, Mr. Di Cicco has concluded that, as of the Evaluation Date, Red Lake’s disclosure controls and procedures are effective in alerting Red Lake on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the last fiscal quarter covered by this report, there were no changes in Red Lake’s internal controls or, to Red Lake’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Red Lake carried out this evaluation.

Item 8B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-KSB, Red Lake reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)

Identify Directors and Executive Officers

Each director of Red Lake holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Red Lake’s management team is listed below.

Officer’s Name
John Di Cicco	Director President, CEO, CFO Treasurer and Corporate Secretary

John Di Cicco ●  Mr. Di Cicco (40 years old) has been Red Lake’s sole director and officer since January 2005.  Mr. Di Cicco has been self employed since June 1995.  Mr. Di Cicco has provided and currently provides marketing and communications services to several mineral exploration, mining and technology companies in Canada.  From June 1987 to June 1995, Mr. Di Cicco was a district manager for Vtech Holdings Ltd. and was responsible for managing sales in the Province of British Columbia in Canada.  Vtech Holdings Ltd. at the time was a computer manufacturer but is currently best known for its cordless telephone systems.  Given that Mr. Di Cicco has no previous experience in mineral exploration or operating a mining company, he intends to perform his job for Red Lake by engaging consultants who have experience in the areas where he is lacking.  Mr. Di Cicco has worked to familiarize himself with Red Lake’s business by attending a mineral exploration conference in Vancouver, British Columbia, Canada in January 2006.  At this conference, Mr. Di Cicco attended some technical sessions and trade shows.

Though Mr. Di Cicco does not work with any other mineral exploration companies other than Red Lake, he may in the future. Red Lake does not have any written procedures in place to address conflicts of interest that may arise between its business and the future business activities of Mr. Di Cicco.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 12

(b)

Identify Significant Employees

Red Lake has no significant employees other than John Di Cicco, who is the sole director and officer of Red Lake.  Mr. Di Cicco will devote approximately 10 hours per week or 25% of his working time to the business of Red Lake.  For its accounting requirements Red Lake utilizes the consulting services of Lancaster & David, Chartered Accountants of Vancouver, Canada to assist in the preparation of our annual and interim financial statements in accordance with accounting principles generally accepted in the United States.

(c)

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Red Lake to become directors or executive officers.

(d)

Involvement in Certain Legal Proceedings

(1)

No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)

No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)

No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)

No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e)

Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Red Lake is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following.  John Di Cicco failed to file a Form 5 (Annual Statement of Beneficial Ownership) or provide Red Lake with a written representation that a Form 5 was not required.

(f)

Nomination Procedure for Directors

Red Lake does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Red Lake has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)

Audit Committee Financial Expert

Red Lake has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.

(h)

Identification of Audit Committee

Red Lake does not have a separately-designated standing audit committee.  Rather, Red Lake’s entire board of directors perform the required functions of an audit committee.  Currently, John Di Cicco is the only member of Red Lake’s audit committee.  Mr. Di Cicco does not meet Red Lake’s independent requirements for an audit committee member.  See Item 12. (c) Director independence below for more information on independence.

Red Lake’s audit committee is responsible for: (1) selection and oversight of Red Lake’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Red Lake’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 13

As of January 31, 2007, Red Lake did not have a written audit committee charter or similar document.

(i)

Code of Ethics

Red Lake has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Red Lake undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact John Di Cicco at 604-961-0301 to request a copy of Red Lake’s financial code of ethics.  Management believes Red Lake’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.  Executive Compensation.

Red Lake has paid $nil in compensation to its named executive officers during its fiscal year ended January 31, 2007.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
John Di Cicco CEO Jan 2005 - present CFO Jan 2005–present	2006 2007	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil

Since Red Lake’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Red Lake and any of its directors whereby such directors are compensated for any services provided as directors.

There are no other employment agreements between Red Lake and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Red Lake or from a change in a named executive officer’s responsibilities following a change in control.

Item 11.  Security Ownership of Certain Beneficial Holders and Management.

(a)

Security Ownership of Certain Beneficial Owners (more than 5%)

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 14

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	John Di Cicco 10168 Lawson Drive Richmond, BC V7E 5M3	3,000,000	54.3%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 5,525,000 shares of Common Stock issued and outstanding as of April 30, 2007.

(b)

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	John Di Cicco 10168 Lawson Drive Richmond, BC V7E 5M3	3,000,000	54.3%
Common Stock	Directors and Executive Officers (as a group)	3,000,000	54.3%

 [1]  Based on 5,525,000 shares of Common Stock issued and outstanding as of April 30, 2007.

(c)

Changes in Control

Red Lake is not aware of any arrangement that may result in a change in control of Red Lake.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

(a)

Transactions with Related Persons

Since the beginning of Red Lake’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Red Lake was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Red Lake’s total assets at year-end for the last three completed fiscal years, except for the following:

1.

Declaration of Trust

On November 15, 2005, Red Lake acquired three mineral claims from Ridgestake Resources Inc.  The Claims are registered in the name of John Di Cicco, Red Lake’s President. Mr. Di Cicco has executed a trust agreement whereby he has agreed to hold the Claims in trust for us.  See Exhibit 10.2 – Declaration of Trust for more details.

2.

Donated services and rent

Additionally, Mr. Di Cicco donates services and rent to Red Lake that is recognized in Red Lake’s financial statements.  From inception on January 10, 2005 to January 31, 2007, Red Lake recognized a total of $12,000 for donated services and donated rent.

(b)

Promoters and control persons

During the past five fiscal years, John Di Cicco has been the only promoter of Red Lake’s business, but has not received anything of value from Red Lake nor is Mr. Di Cicco entitled to receive anything of value from Red Lake for services provided as a promoter of the business of Red Lake.

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 15

(c)

Director independence

Red Lake’s board of directors currently consists of John Di Cicco.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Red Lake’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Red Lake or any other individual having a relationship which, in the opinion of Red Lake’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Red Lake in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Red Lake’s stock will not preclude a director from being independent.

In applying this definition, Red Lake’s board of directors has determined that Mr. Di Cicco does not qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Red Lake did not maintain a separately designated compensation or nominating committee.

Red Lake has also adopted this definition for the independence of the members of its audit committee.  John Di Cicco serves on Red Lake’s audit committee.  Red Lake’s board of directors has determined that Mr. Di Cicco is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is therefore not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 13.  Exhibits.

(a)

Index to and Description of Exhibits.

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an exhibit to Red Lake’s registration statement on Form SB-2 filed on May 22, 2006, and incorporated herein by reference.	Filed
3.2	By-laws filed as an exhibit to Red Lake’s registration statement on Form SB-2 filed on May 22, 2006, and incorporated herein by reference.	Filed
10.1

Property Agreement dated November 15, 2005 between Ridgestake Resources Inc. and Red Lake Exploration, Inc. filed as an exhibit to Red Lake’s registration statement on Form SB-2 filed on May 22, 2006, and incorporated herein by reference.

Filed
10.2	Declaration of Trust dated January 13, 2006 filed as an exhibit to Red Lake’s registration statement on Form SB-2 filed on May 22, 2006, and incorporated herein by reference.	Filed
14	Financial Code of Ethics filed as an exhibit to Red Lake’s Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Item 14.   Principal Accounting Fees and Services

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Red Lake’s annual financial statements and for review of financial statements included in Red Lake’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007 - $8,450 – Manning Elliott LLP – Chartered Accountants

2006 - $ Nil – Manning Elliott LLP – Chartered Accountants

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 16

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Red Lake’s financial statements and are not reported in the preceding paragraph:

2007 - $0 – Manning Elliott LLP – Chartered Accountants

2006 - $0 – Manning Elliott LLP – Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $0 – Manning Elliott LLP – Chartered Accountants

2006 - $0– Manning Elliott LLP – Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0 – Manning Elliott LLP – Chartered Accountants

2006 - $0 – Manning Elliott LLP – Chartered Accountants

(6)   The percentage of hours expended on the principal accountant’s engagement to audit Red Lake’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Red Lake Exploration, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

RED LAKE EXPLORATION, INC.

/s/ John Di Cicco

By:

Name:

John Di Cicco

Title:

CEO and CFO

Dated:

May 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Red Lake Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ John Di Cicco	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Corporate Secretary Member of the Board of Directors	May 2, 2007

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 17

________________________

Exhibit 31

________________________

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 18

RED LAKE EXPLORATION, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John Di Cicco, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Red Lake Exploration, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  May 2, 2007

/s/ John Di Cicco

John Di Cicco
Chief Executive Officer

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 19

RED LAKE EXPLORATION, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John Di Cicco, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Red Lake Exploration, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  May 2, 2007

/s/ John Di Cicco

John Di Cicco
Chief Financial Officer

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 20

________________________

Exhibit 32

________________________

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Red Lake Exploration, Inc. (the “Company”) on Form 10-KSB for the period ending January 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Di Cicco, Chief Executive Officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the consolidated financial condition and result of operations of the Company.

/s/ John Di Cicco

John Di Cicco
Chief Executive Officer
May 2, 2007

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Red Lake Exploration, Inc. (the “Company”) on Form 10-KSB for the period ending January 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Di Cicco, Chief Financial Officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ John Di Cicco

John Di Cicco
Chief Financial Officer
May 2, 2007

Red Lake Exploration, Inc.	Form 10-KSB - 2007	Page 23