Form 10QSB
period 2007-04-30
Red Lake Exploration Inc.
filed 2007-06-14
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 000-52055

RED LAKE EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2138504 (I.R.S. Employer Identification No.)
10168 Lawson Drive, Richmond, British Columbia, V7E 5M3, Canada (Address of principal executive offices)
604-961-0301 (Issuer’s telephone number)
n/a (Former name, former address and former fiscal year, if changed since last report)

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
[ X ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class common stock - $0.001 par value	Outstanding at June 7, 2007 5,525,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	April 30, 2007	January 31, 2007
	(Unaudited)

ASSETS

Current assets:

Cash	$13,975	$15,477

Total assets	$13,975	$15,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$-	$1,300
Accrued liabilities	7,300	-

Total liabilities	7,300	1,300

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, authorized 75,000,000,
5,525,000 issued and outstanding at April 30 and January 31, 2007	5,525	5,525
Additional paid in capital	67,975	65,725
Deficit accumulated during exploration stage	(66,825)	(57,073)

Total stockholders' equity	6,675	14,177

Total liabilities and stockholders' equity	$13,975	$15,477

The accompanying notes are an integral part of these unaudited financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Month		From January 10,
	Periods Ended April 30,		2005 (Inception)
	2007	2006	to April 30, 2007

Operating Expenses:
Bank charges and interest	$47	$64	$711
Donated rent	750	750	4,750
Donated service fees	1,500	1,500	9,500
Mineral and exploration costs	-	-	13,953
Office	30	-	346
Professional fees	7,400	8,500	26,475
Regulatory	25	-	2,090
Impairment loss on mineral property costs	-	-	9,000

Net loss for the period	$(9,752)	$(10,814)	$(66,825)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	5,525,000	5,525,000

The accompanying notes are an integral part of these unaudited financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Month		From January 10,
	Periods Ended April 30,		2005 (Inception)
	2007	2006	to April 30, 2007

Cash flows from operating activities:
Net loss	$(9,752)	$(10,814)	$(66,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	2,250	2,250	14,250
Impairment loss on mineral property costs	-	-	9,000
Changes in operating assets and liabilities:
Accounts payable	(1,300)	-	-
Accrued liabilities	7,300	3,000	7,300

Net cash used in operating activities	(1,502)	(5,564)	(36,275)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(9,000)

Net cash used in investing activities	-	-	(9,000)

Cash flows from financing activities:
Cash from issuance of common stock	-	-	59,250

Net cash provided by financing activities	-	-	59,250

(Decrease) increase in cash during the period	(1,502)	(5,564)	13,975

Cash, beginning of period	15,477	49,062	-

Cash, end of period	$13,975	$43,498	$13,975

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
APRIL 30, 2007
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Red Lake Exploration, Inc. (the “Company” or “Red Lake”) was incorporated on January 10, 2005, under the laws of the State of Nevada. Red Lake’s principal business is the acquisition and exploration of mineral resources in Ontario, Canada. Red Lake has not presently determined whether its properties contain mineral reserves that are economically recoverable. Red Lake has not commenced significant operations and is considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 Accounting and Reporting by Development Stage Enterprises.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in the Annual report on Form 10-KSB of Red Lake Exploration, Inc. for the year ended January 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended January 31, 2007, included in the Company’s report on Form 10-KSB.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s 2007 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since January 31, 2007, are summarized below:

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At April 30, 2007, the Company did not have any asset retirement obligations.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
APRIL 30, 2007
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company plans to adopt SFAS 159 effective February 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS 159 will have on the Company’s financial statements.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP was effective for the Company February 1, 2006. The adoption of this FSP had no impact on the Company’s financial position or results from operations.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in the first quarter of 2007, adoption did not have a material impact on the Company’s financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
APRIL 30, 2007
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Adoption of SFAS 158 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for the Company beginning on February 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 ("Interpretation No. 48"), Accounting for Uncertainty in Income Taxes. Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes”. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning February 1, 2007. The adoption of Interpretation No. 48 did not have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 did not have a material impact on the Company’s financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
APRIL 30, 2007
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In February 2006, FASB issued SFAS No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS 155 did not have a material impact on the Company’s financial statements.

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. As at April 30, 2007, the Company has working capital of $6,675 and accumulated losses of $66,825 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month. For the three months periods ended April 30, 2007 and 2006, the Company recognized $750 and $750 respectively, in donated rent and $1,500 and $1,500 respectively, in donated services.

All of the Company’s mineral claims are registered in the name of the President of the Company and pursuant to a trust agreement are held in trust on behalf of the Company. (Note 5)

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
APRIL 30, 2007
(UNAUDITED)

NOTE 5 - MINERAL PROPERTIES

The Company entered into an agreement on November 15, 2005, whereby it acquired a 100% interest in three mineral claims, comprising an area of 413.3 hectares, located in the Red Lake mining district in Ontario, Canada, for $9,000 in cash. (Note 4)

At April 30, 2007 the Company’s mineral properties were in good standing. The Company is required to incur exploration expenditures of $10,000 (CDN$11,200) to retain title to the claims on or before August 27th each year.

NOTE 6 - COMMON STOCK

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1, “Risk Factors” included in our Form 10-KSB for the fiscal year ended January 31, 2007). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes included in this Form 10-QSB and the audited financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

Red Lake Exploration, Inc. means “we”, “us” or “our” and will be referred to as such throughout the balance of this document.

Our principal business is the acquisition and exploration of mineral resources in Ontario, Canada. We have not presently determined whether our properties contain mineral reserves that are economically recoverable. We have not commenced significant operations and are considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 Accounting and Reporting by Development Stage Enterprises.

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require that we make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for mineral property costs, our critical accounting policies do not involve the choice between alternative methods of accounting. We have applied our critical accounting policies and estimation methods consistently.

Mineral Property Costs

We have been in the exploration stage since inception on January 10, 2005 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (“EITF”) 04-02, Whether Mineral Rights are Tangible or Intangible Assets. We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. During the three month period ended April 30, 2007, we did not have any mineral property exploration or acquisition costs.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. We determined that our functional currency is the United States dollar for the following reasons:

●	Our current and future financings are and will be in United States dollars;
●	We maintain cash holdings in United States dollars only;
●	Any potential sales of minerals recovered from our mineral claims (“Claims”) will be undertaken in United States dollars;
●	Our administrative expenses are undertaken in United States dollars;
●	All of our cash flows are generated in United States dollars; and
●	The Claims are located in Canada, and even though the exploration expenses are estimated in Canadian dollars, we can usually request that these expenses be billed in United States dollars.

Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 53 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to the Financial Statements for a discussion of recent accounting standards and pronouncements.

Risks and Uncertainties

An investment in our common stock involves a number of very significant risks.

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term. The primary risk that we face over the long term is that our mineral claims may not contain a commercially viable mineral deposit. If our mineral claims do not contain a commercially viable deposit, this will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals.

There are a number of industry-wide risk factors that may affect our business. The most significant industry-wide risk factor is that mineral exploration is an inherently risky business. Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine. In order for us to commence mining operations we face a number of challenges which include finding qualified professionals to conduct our exploration programs, obtaining adequate financing to continue our exploration programs, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to general revenue.

Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors. For example, if the price of a mineral were to dramatically decline this could make any ore we have on our mineral claim uneconomical to mine. We and other companies in our business are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

Additionally, because our Claims are in a remote region of Canada and in an area of inclement weather we face risks and uncertainties relating to the operation of our exploration program. This presents both a short and long term risk to us in that poor weather could delay our exploration program and prevent us from exploring our mineral Claims as planned. This is a risk shared by many exploration companies in our business. We have the ability to monitor weather predictions and can preserve capital by not sending exploration crews out in poor weather conditions. However, such weather delays could cause us to not be able to explore our Claims and not be able to file valid exploration work on our mineral claim anniversary date, of August 27, with the Ministry of Northern Development and Mines. However, the mining recorder can grant an extension of time to perform and file work if an application for extension is made within 30 days prior to the anniversary date. Failure to file valid exploration work would result in the forfeiture of the Claim.

Finally, we face the risk of not being able to finance our exploration plans. With each unsuccessful attempt at locating a commercially viable mineral deposit we become more and more unattractive in the eyes of investors. Over the long term this can become a serious issue that can be difficult to overcome. Without adequate financing we cannot operate exploration programs. However, this risk is faced by all exploration companies and it is not unique to us.

We cannot assure that we will succeed in developing our business plan and achieving a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through the issuance of common stock until the date of this filing, and believe that we can continue to do so for the next twelve months.

Overview

Our mineral claims are in the Red Lake Mining District, Ontario, Canada.  The Claim numbers are KRL3016881, KRL3016882 and KRL3016883 (collectively, the “Claims”) and the Claims are contiguous to each other.  The total area of the Claims is 413.3 hectares.  We acquired the Claims from Ridgestake Resources Inc., at a cost of $9,000.

In November 2006, we completed Phase One of our mineral exploration program on the Claims at a cost of $13,953.  During May of 2007, we received our geophysical report from our consulting geologist, containing the magnetic survey results of Phase One of our mineral exploration program. Based on the magnetic survey conducted on our Claims, the report concluded and recommended that the Company proceed with phase two of their proposed exploration program.

Our Claims are in good standing until August 27, 2007.   In order to keep the Claims in good standing, we must perform and record exploration work of approximately $10,000 (CDN$11,200) by August 27, 2007.

Plan of Operations

Our plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of the Claims.  We do not have enough funds to complete Phase Two or Phase Three of our programs, which we expect to commence during the summers of 2007 and 2008 respectively. The following is a brief summary of Phase Two and Three of our proposed three phase exploration program:

1. During the summer of 2007, we plan to proceed with Phase Two of our mineral exploration program. Our consulting geologist has indicated that we should budget approximately $23,750 (CDN$26,400) for Phase Two of our exploration program.  We plan to commence Phase Two with a field crew who will mobilize onto the Claims, perform line cutting and perform a six mile UTEM survey, and then demobilize from the area.  A UTEM survey utilizes more precise modern equipment to measure electromagnetic distortions caused by metallic minerals in rocks.

2. Once Phase Two of our mineral exploration program is completed, we plan to engage a consulting geologist to interpret the results of the Phase Two program and develop a summary report. We plan to interpret and review the results of this report between September and December 2007.

3. If we proceed with Phase Three of our mineral exploration program, our consulting geologist has indicated that we should budget approximately $101,500 (CDN$112,640) for this phase. Our plan is to proceed with Phase Three of our explorations program in the summer of 2008 with a field crew who will mobilize onto the Claims and perform a significant amount of geochemical sampling.

4. If we complete Phase Three of our mineral exploration program, we plan to engage a consulting geologist to interpret the results of the Phase Two program and develop a summary report. We plan to interpret and review the results of this report between September and December 2008.  Once we have completed and analyzed the results of our Phase Three mineral exploration program we will have a better understanding of the type of mineralization (if any) that there is on the Claims.

Based on our plan of operations we anticipate incurring operating losses in the foreseeable future and we will require additional equity capital to support our operations and develop our business plan. Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs. However, failure to generate sufficient revenues or raise sufficient working capital will adversely affect our ability to achieve our ultimate business objectives. There is no assurance that we will be able to raise additional equity capital, locate profitable mineral properties, generate revenues from our mineral production or control production costs in the future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying unaudited financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in our unaudited financial statements.

If we are successful in completing an equity financing, the issuance of these additional shares will result in dilution to our exiting shareholders.

Operations Review

For the three months ended April 30, 2007, we had a net loss of $9,752. As of April 30, 2007, our current assets consisted of cash of $13,975. When this cash balance is offset against our current obligations of $7,300 in accrued liabilities we are left with working capital of $6,675.

Our cash position as of the date of this filing is inadequate to satisfy our working capital needs. Over the next twelve months we anticipate that our general and administrative costs will remain the same and that Phase Two of our mineral exploration program is expected to cost approximately $23,750.

Over the next twelve months, we do not anticipate generating any revenue.  We plan to fund our operations through equity financing from the sale of our common stock or through the sale of a part interest in our Claims.  We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock or that we will be able to sell a part interest in our Claims, to cover our general and administrative expenses or to fund Phase Two of our mineral exploration program.

We may consider entering into a joint venture partnership with a major resource company to provide the required funding to complete Phase Three of our mineral exploration program. Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in the Claims to our joint venture partner.

Related-Party Transactions

We recognize donated rent at $250 per month and donated services provided by our President at $500 per month. During the three month period ended April 30, 2007, we recognized $750 in donated rent and $1,500 in donated services.

We do not have any loans or advances payable to our director and we do not have any commitments in place to pay any administrative or director's fees to any related party.

COMPARISON OF THE THREE MONTH PERIODS ENDED APRIL 30, 2007 AND 2006

Overall Results of Operations

During the three month period ended April 30, 2007, we had a net loss of $9,752, which is a decrease of $1,062 from our net loss of $10,814 for the three month period ended April 30, 2006. The decrease in our loss was primarily due to a decrease in professional fees.

Revenues

We did not have any operating revenues from inception (January 10, 2005) to the date of this filing. To date our activities have been financed through the proceeds of share subscriptions. From inception (January 10, 2005) to the date of this filing, we have raised a total of $59,250 from private offerings of our common stock. Due to the nature of our business we do not expect to have operating revenues within the next year.

Operating Expenses

Our operating expenses decreased by $1,062 or 10% from $10,814 for the three month period ended April 30, 2006 to $9,752 for the three month period ended April 30, 2007. The decrease was primarily due to: an approximate decrease of $1,000 in professional fees associated with the filing of our SB-2 in during fiscal 2007. Over the next twelve months we expect our operating costs to remain approximately the same.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any non-consolidated, special-purpose entities.

Liquidity, Capital Resources and Financial Position

At April 30, 2007, we had a cash balance of $13,975 and negative cash flows from operations of $1,502.

The notes to our unaudited financial statements as of April 30, 2007, disclose our uncertain ability to continue as a going concern. We have not and do not expect to generate any revenues to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $66,825 since inception. As of April 30, 2007, we had $7,300 in current liabilities. When our current liabilities are offset against our current assets of $13,975 we are left with a working capital of $6,675. While we have successfully generated sufficient working capital through the sale of common stock to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in generating sufficient working capital through the sale of common stock to meet our ongoing cash needs.

Net Cash Used In Operating Activities

Net cash used in operating activities during the three month period ended April 30, 2007, was $1,502. We used $9,752 to cover operating costs and $1,300 to reduce accounts payable. These costs were offset by increases in accrued liabilities of $7,300 and donated services and rent of $2,250.

We intend to manage our expenses and payments to preserve cash until we are profitable.

 Net Cash Used in Investing Activities

We did not have any investing activities during the three months ended April 30, 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three months ended April 30, 2007.

Contingencies and Commitments

We had no contingencies or long-term commitments at April 30, 2007.

Contractual Obligations

We did not have any contractual obligation at April 30, 2007.

Internal and External Sources of Liquidity

To date we have funded our operations from the sale of our common stock.

Foreign Exchange

We are subject to foreign exchange risk for transactions denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not believe that we have any material risk due to foreign currency exchange.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

John Di Cicco, Red Lake’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Red Lake’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Di Cicco has concluded that, as of the Evaluation Date, Red Lake’s disclosure controls and procedures are effective in alerting Red Lake on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Red Lake’s internal controls, or to Red Lake’s knowledge, no change in any other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Red Lake carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Red Lake is not a party to any pending legal proceedings and, to the best of Red Lake’s knowledge, none of Red Lake’s assets are the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Red Lake did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Red Lake did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Red Lake. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Red Lake reported all information that was required to be disclosed in a report on Form 8-K.

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Red Lake’s previously filed Form SB-2, Form 10-KSB, and Form 10-QSB’s.

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
Filed

10.2	Declaration of Trust dated January 13, 2006 filed as an exhibit to Red Lake’s registration statement on Form SB-2 filed on May 22, 2006, and incorporated herein by reference.	Filed

14	Financial Code of Ethics filed as an exhibit to Red Lake’s Form SB-2 filed on May 22, 2006, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Red Lake Exploration, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

RED LAKE EXPLORATION, INC.

Date: June 13, 2007	By:	/s/ John Di Cicco
Name: John Di Cicco
Title: CEO and CFO (Principal Executive Officer and Principal Financial Officer)