Form 10QSB
period 2007-07-31
Red Lake Exploration Inc.
filed 2007-09-14
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2007

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
[ X ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class common stock - $0.001 par value	Outstanding at September 13, 2007 53,183,334

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	July 31, 2007	January 31, 2007
	(Unaudited)

ASSETS

Current assets:

Cash	$1,847	$15,477

Total assets	$1,847	$15,477

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:

Accounts payable	$56,341	$1,300
Accrued liabilities	9,514	-

Total liabilities	65,855	1,300

Commitments and contingencies

Stockholders' (deficit) equity:
Common stock, $0.001 par value, authorized 200,000,000,
52,850,000 and 77,350,000 issued and outstanding
at July 31, and January 31, 2007, respectively	52,850	77,350
Additional paid in capital	20,649	(6,100)
Deficit accumulated during exploration stage	(137,507)	(57,073)

Total stockholders' (deficit) equity	(64,008)	14,177

Total liabilities and stockholders' (deficit) equity	$1,847	$15,477

The accompanying notes are an integral part of these unaudited financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three Months		Six Months		From January 10,
	Ended July 31,		Ended July 31,		2005 (Inception)
	2007	2006	2007	2006	to July 31, 2007

Operating Expenses:
Administrative	$7,950	$-	$7,950	$-	$7,950
Bank charges and interest	62	375	109	439	773
Donated rent	-	750	750	1,500	4,750
Donated service fees	-	1,500	1,500	3,000	9,500
Mineral and exploration costs	13,030	3,210	13,030	3,210	26,983
Office	6	116	36	116	352
Professional fees	17,723	5,300	25,123	13,800	44,198
Regulatory	4,134	20	4,159	20	6,224
Travel and entertainment	27,777	-	27,777	-	27,777
Impairment loss on mineral property costs	-	-	-	-	9,000

Net loss for the period	$(70,682)	$(11,271)	$(80,434)	$(22,085)	$(137,507)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	66,431,522	77,350,000	71,800,276	77,350,000

The accompanying notes are an integral part of these unaudited financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Six Months Ended		From January 10,
	July 31,		2005 (Inception)
	2007	2006	to July 31, 2007

Cash flows from operating activities:
Net loss	$(80,434)	$(22,085)	$(137,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	2,250	4,500	14,250
Impairment loss on mineral property costs	-	-	9,000
Changes in operating assets and liabilities:
Accounts payable	55,040	1,300	56,340
Accrued liabilities	9,514	-	9,514

Net cash used in operating activities	(13,630)	(16,285)	(48,403)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(9,000)

Net cash used in investing activities	-	-	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	59,250

Net cash provided by financing activities	-	-	59,250

(Decrease) increase in cash during the period	(13,630)	(16,285)	1,847

Cash, beginning of period	15,477	49,062	-

Cash, end of period	$1,847	$32,777	$1,847

Supplemental disclosures:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash financing transaction:
Acquisition of 24,500,000 common shares for debt	$1	$-	$1

The accompanying notes are an integral part of these unaudited financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
JULY 31, 2007
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in the Annual report on Form 10-KSB of Red Lake Exploration, Inc. for the year ended January 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended January 31, 2007, included in the Company’s report on Form 10-KSB.

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

Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At July 31, 2007, the Company did not have any asset retirement obligations.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
JULY 31, 2007
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
JULY 31, 2007
(UNAUDITED)

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

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
JULY 31, 2007
(UNAUDITED)

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. As at July 31, 2007, the Company has negative working capital of $64,008 and accumulated losses of $137,507 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company recognized donated rent at $250 per month and donated services provided by the President of the Company at $500 per month until April 30, 2007. For the six months ended July 31, 2007 and 2006, the Company recognized $750 and $1,500 respectively, in donated rent and $1,500 and $3,000 respectively, in donated services

All of the Company’s mineral claims are registered in the name of the President of the Company and pursuant to a trust agreement are held in trust on behalf of the Company. (Note 5)

On June 20, 2007 the President of the Company returned 24,500,000 restricted shares to treasury for consideration of $1.  (Note 6)

NOTE 5 - MINERAL PROPERTIES

The Company entered into an agreement on November 15, 2005, whereby it acquired a 100% interest in three mineral claims, comprising an area of 413.3 hectares, located in the Red Lake mining district in Ontario, Canada, for $9,000 in cash. (Note 4)

At July 31, 2007 the Company’s mineral properties were in good standing. The Company is required to incur exploration expenditures of $10,500 (CDN$11,200) to retain title to the claims on or before August 27th each year.  (Note 7)

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
JULY 31, 2007
(UNAUDITED)

NOTE 6 - COMMON STOCK

On October 3, 2005, the Company issued 42,000,000 shares of common stock to the President of the Company at a price of $0.00007 per share for proceeds of $3,000.

On October 28, 2005, the Company issued 24,500,000 shares of common stock at a price of $0.0007 per share for proceeds of $17,500.

On January 31, 2006, the Company issued 10,850,000 shares of common stock at a price of $0.004 per share for proceeds of $38,750.

On June 15, 2007, the Company declared a 13 common share for every one common share, stock dividend.   All share amounts were retroactively adjusted for all periods presented.

On June 19, 2007, the Company increased its authorized capital from 75,000,000 to 200,000,000 common shares with a par value of $0.001 per share.

On June 20, 2007 the President of the Company returned 24,500,000 shares to treasury for consideration of $1. (Note 4)

NOTE 7 – SUBSEQUENT EVENT

On August 1, 2007, the Company issued 333,334 units at $0.30 per unit for proceeds of $100,000. Each unit was compromised of one common share and ½ of one common share purchase warrant (a total of 166,667 stock purchase warrants).  Each warrant entitles the holder to purchase one common share for $0.50. The warrants have a two year term and will expire on August 13, 2009.

In order to comply with the requirement of incurring exploration expenditures of $10,500 (CDN$11,200) to retain title to the claims on or before August 27, 2007, on August 21, 2007, the Ontario Ministry of Northern Development and Mines approved the Company’s request for a 90 day extension of this deadline.  (Note 5)

On August 21, 2007, Minera Polymet Limitada a company incorporated under the laws of the Republic of Chile was formed and Red Lake owns a 99% interest in this company.

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

Mineral Property Costs

We have been in the exploration stage since inception, January 10, 2005 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (“EITF”) 04-02, Whether Mineral Rights are Tangible or Intangible Assets. We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. During the six months ended July 31, 2007, we spent $13,030 conducting groundwork on approximately twelve mineral properties of interest to us in Chile.

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

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to the Financial Statements for a discussion of our recent accounting standards and pronouncements.

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

Our Claims were in good standing until August 27, 2007.   In order to keep the Claims in good standing, we were required to perform and record exploration work of approximately $10,500 (CDN$11,200) by August 27, 2007.  On August 21, 2007, the Ontario Ministry of Northern Development and Mines approved our request for a 90 day extension of this deadline.

We have also been conducting groundwork on approximately twelve properties of interest to us in Chile.

Plan of Operation

Canadian Mineral Claims

Our plan of operation for the foreseeable future on our Canadian mineral claims is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of the Claims.  We do not have enough funds to complete Phase Two or Phase Three of our programs, which we expect to commence during the fall and summer of 2007 and 2008 respectively. The following is a brief summary of Phase Two and Three of our proposed three phase exploration program:

1. During the fall of 2007, we plan to proceed with Phase Two of our mineral exploration program. Our consulting geologist has indicated that we should budget approximately $25,000 (CDN$26,400) for Phase Two of our exploration program.  We plan to commence Phase Two with a field crew who will mobilize onto the Claims, perform line cutting and perform a six mile UTEM survey, and then demobilize from the area.  A UTEM survey utilizes more precise modern equipment to measure electromagnetic distortions caused by metallic minerals in rocks.

2. Once Phase Two of our mineral exploration program is completed, we plan to engage a consulting geologist to interpret the results of the Phase Two program and develop a summary report. We plan to interpret and review the results of this report between December 2007 and February 2008.

3. If we proceed with Phase Three of our mineral exploration program, our consulting geologist has indicated that we should budget approximately $106,000 (CDN$112,640) for this phase. Our plan is to proceed with Phase Three of our explorations program in the summer of 2008 with a field crew who will mobilize onto the Claims and perform a significant amount of geochemical sampling.

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

Chilean Mineral Claims

We have conducted groundwork on approximately twelve properties of interest to us in the Third Region district of Chile.  We have performed a considerable amount of due diligence on one of these properties and based on our exploratory work and the preliminary results we received from our geologists we are in the process of negotiating purchase terms with the owner of this property.  We are also waiting for the geological results on approximately eleven other mineral properties.

In anticipation of acquiring certain properties in Chile, we have formed a Chilean Limitada to hold our Chilean mineral property interests.  We have also contracted with an experienced manager resident in Chile who is organizing an office and other resources for us.

The acquisition and exploration of the Chilean mineral claims is subject to our obtaining the necessary funding.

Chilean Subsidiary

On August 21, 2007, in anticipation of acquiring certain properties in Chile we formed Minera Polymet Limitada, a company incorporated under the laws of the Republic of Chile.  We own a 99% interest in this company and our plan is that this Limitada will hold our Chilean mineral property interests.  Under Chilean law, in order to acquire mineral properties in Chile, a resident of Chile has be a shareholder in the Limitada. In respect of this, 1% of Minera Polymet Limitada is owned by a Chilean resident, an experienced manager who is organizing an office and other resources for us. We do not have any commitments or formal contracts with our Chilean manager.

Equity Financing

In our effort to raise additional funding we approved a Regulation S offering for the issuance of up to 6,666,667 units at $0.30 per unit, each unit consists of one commons share and 1/2 share purchase warrant.  The warrants are exercisable for a term of two years from closing at $0.50 per share.

On August 1, 2007, we issued a total of 333,334 units at $0.30 per unit by the way of a private placement for cash of $100,000. Each unit is compromised of one common share and ½ of one common share purchase warrant (a total of 166,667 stock purchase warrants).  Each warrant entitles the holder to purchase one common share for $0.50. The warrants have a two year term and will expire on August 13, 2009.

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

Operations Review

During the six months ended July 31, 2007, we had a net loss of $80,434. As of July 31, 2007, our current assets consisted of cash of $1,847. When this cash balance is offset against our current obligations of $56,341 in accounts payable and $9,514 in accrued liabilities we are left with a working capital deficit of $64,008.

Our cash position as of the date of this filing is inadequate to satisfy our working capital needs for the next twelve months, based on completing Phases Two and Three of our exploration program on our Canadian Properties, covering our general and administrative expenses and in the event that we acquire a mineral property in Chile.

Over the next year we expect to spend $25,000 (CDN$26,400) on phase Two and $106,000 (CDN$112,640) on Phase and Three of our mineral and exploration program on our Canadian properties.

We expect our general and administrative expenses to increase due to the costs associated with sourcing out new mineral properties in Chile.

We are presently looking at approximately 12 mineral properties in the Third Region, Chile. During July 2007, we visited these properties with our geologists and conducted initial exploratory work.  Based on this preliminary fieldwork and significant due diligence that we performed on one of these properties, we are in negotiations to acquire one of these properties. On all of these properties we have contracted with geologists to analyze the rock samples, perform due diligence, evaluate and analyze their findings and prepare geological reports. In anticipation of purchasing certain properties, on August 21, 2007 we formed Minera Polymet Limitada in which we hold 99% of the shares. In order to acquire mineral properties in Chile, a resident of Chile has be a shareholder in the Limitada. Thus, 1% of Minera Polymet Limitada is owned by a Chilean resident, an experienced manager who is organizing an office and other resources for us. At present we do not have any commitments or a formal contracts with our Chilean manager.

Over the next twelve months, we do not anticipate generating any revenue.  We plan to fund our operations through equity financing from the sale of our common stock, private loans, joint ventures or through the sale of a part interest in our mineral properties.  We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock, private loans, joint ventures or that we will be able to sell a part interest in our mineral properties,  in order to cover our general and administrative expenses, fund Phases Two and Three of our Canadian mineral exploration program, acquire and develop properties in Chile, commit to pay a resident manager, contract with geologists and set up operations in Chile.

We may consider entering into a joint venture partnership with a major resource company to provide the required funding to complete Phase Three of our Canadian mineral exploration program.  In the event we acquire a mineral property in Chile, we would consider entering into a joint venture partnership with a major resource company to provide the funding needed to complete a mineral exploration program.  Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in our mineral property to our joint venture partner.

Related-Party Transactions

The Company recognized donated rent at $250 per month and donated services provided by the President of the Company at $500 per month until April 30, 2007. For the six months ended July 31, 2007 and 2006, the Company recognized $750 and $1,500 respectively, in donated rent and $1,500 and $3,000 respectively, in donated services.

We do not have any loans or advances payable to our director and we do not have any commitments in place to pay any administrative or director's fees to any related party.

All of our Canadian mineral claims are registered in the name of our President and pursuant to a trust agreement are held in trust on our behalf.

On June 20, 2007 our President returned 24,500,000 restricted shares to treasury in return for $1.  These shares were subsequently cancelled.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JULY 31, 2007 AND 2006

Overall Results of Operations

During the six months ended July 31, 2007, we had a net loss of $80,434, which is an increase of $58,349 from our net loss of $22,085 for the six months ended July 31, 2006.

The increase in our net loss was primarily due to increases in our administrative, mineral and exploration costs, professional fees, regulatory fees and travel and entertainment.

Over the next twelve months we expect our net loss to increase because we do not expect to generate any revenue, we expect our operating costs to increase due to our planned exploration programs on our Canadian properties and due to the costs associated with assessing mineral properties in Chile.  In the event that we acquire mineral properties in Chile and perform exploration work on these properties then we expect our net loss to be significantly higher.

Revenues

We did not have any operating revenues from inception (January 10, 2005) to the date of this filing. To date our activities have been financed through the proceeds of share subscriptions. From inception (January 10, 2005) to the date of this filing, we have raised a total of $159,250 from private offerings of our common stock. Due to the nature of our business we do not expect to have operating revenues within the next year.

Operating Expenses

Our operating expenses increased by $59,411 or 527% from $11,271 for the three months ended July 31, 2006 to $70,682 for the three months ended July 31, 2007. The increase was primarily due to  approximate increases of $12,500 in our professional fees, $4,000 in regulatory fees, $8,000 in administrative costs,  $10,000 in mineral and exploration costs and $28,000 in travel and entertainment expenses.  These costs were partially offset by a decrease in donated services of $1,500 and donated rent of $750.

Our operating expenses increased by $58,349 or 264% from $22,085 for the six months ended July 31, 2006 to $80,434 for the six months ended July 31, 2007. The increase was primarily due to approximate increases of $11,000 in our professional fees, $4,000 in regulatory fees, $8,000 in administrative costs, $10,000 in mineral and exploration costs and $28,000 in travel and entertainment expenses.  These costs were partially offset by a decrease in donated services of $1,500 and donated rent of $750.

The increase in operating expenses was primarily due to increases in: administrative costs associated with outsourcing our administrative costs, accounting services and rent; mineral and exploration costs due to performing preliminary fieldwork on prospective Chilean properties; professional fees and regulatory costs associated with complying with regulatory filings and travel and entertainment in conjunction with exploratory work on potential Chilean mineral properties.

Over the next twelve months we expect our net loss to increase primarily due to the costs associated with outsourcing our administrative and accounting services and rent and completing Phases Two and Three of our exploration program on our Canadian mineral properties.  If we acquire any mineral properties in Chile, we expect to have the following additional costs: mineral property acquisition costs, including professional fees; mineral and exploration costs including the cost of geologists; administrative costs including the costs associated with a resident manager and office; additional travel and entertainment costs.

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

Liquidity, Capital Resources and Financial Position

At July 31, 2007, we had a cash balance of $1,847 and negative cash flows from operations of $13,630.

The notes to our unaudited financial statements as of July 31, 2007, disclose our uncertain ability to continue as a going concern. We have not and do not expect to generate any revenues to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $137,507 since inception. As of July 31, 2007, we had $65,855 in current liabilities. When our current liabilities are offset against our current assets of $1,847 we are left with a working capital deficit of $64,008. While we have successfully generated sufficient working capital through the sale of common stock to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in generating sufficient working capital through the sale of common stock to meet our ongoing cash needs.

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended July 31, 2007, was $13,630. We used $80,434 to cover operating costs. These costs were offset by increases in accrued liabilities of $9,514 and accounts payable of $55,040 and donated services and rent of $2,250.

We intend to go to the pubic markets and raise sufficient working capital to sustain our operating and mining activities until such time as we become profitable.

 Net Cash Used in Investing Activities

We did not have any investing activities during the six months ended July 31, 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the six months ended July 31, 2007.

Contingencies and Commitments

We had no contingencies or long-term commitments at July 31, 2007.

Contractual Obligations

We did not have any contractual obligation at July 31, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Red Lake did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Red Lake did not sell any unregistered equity securities, with the exception of the following.

June 2007 - Stock dividend

On June 15, 2007, the board of directors of Red Lake declared a stock dividend on its outstanding shares of common stock.  For every share that a shareholder owned on June 26, 2007, that shareholder received an additional thirteen (13) shares on June 29, 2007.  On June 30, 2007, the stock dividend was ex-dividend and Red Lake’s trading price was adjusted accordingly.  The stock dividend resulted in an increase of the Red Lake’s issued and outstanding share capital from 5,525,000 shares of common stock to 77,350,000 shares of common stock.

June 2007 – Return to Treasury

On June 20, 2007, Red Lake entered into a Return to Treasury Agreement with John Di Cicco, the president of Red Lake, for the cancellation and return to treasury of 24,500,000 (1,750,000 pre-stock dividend) shares of common stock.  The shares were cancelled and returned to treasury as authorized but unissued capital.

July 2007 - $0.30 Private Placement Offering

On July 26, 2007, the board of directors authorized the issuance of 6,666,667 restricted units at a subscription price of $0.30 per restricted unit.  Each restricted unit consisted of one restricted shares of common stock in the capital of Red Lake and one-half of a non-transferable share purchase warrant.  Each restricted whole warrant enabled the holder to purchase one additional restricted share of common stock in the capital of Red Lake at a price of $0.50 per restricted warrant for a period of two years.  On August 1, 2007, Red Lake had a closing of this offering and raised $100,000 in cash and issued an aggregate 333,334 restricted units to one non-US subscriber outside the United States.

For the one non-US subscriber in this closing, Red Lake relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  The value of the restricted units was arbitrarily set by Red Lake and had no relationship to its assets, book value, revenues or other established criteria of value.  All the restricted common shares issued in this offering were issued for investment purposes in a “private transaction”.  Management is satisfied that Red Lake complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Red Lake received from this subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares and warrants for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares or warrants with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Red Lake. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report, except for the following.

June 2007 – Increase of Authorized Capital

On June 19, 2007, by way of consent resolutions, the shareholders approved by a majority vote the increase of the authorized capital from 75,000,000 to 200,000,000 shares of common stock.  On June 29, 2007, Red Lake filed with the Securities & Exchange Commission a Schedule 14C – Preliminary Information Statement regarding the increase of the authorized capital.  Red Lake has not yet filed a definitive information statement but will do so once it has cleared comments with the Securities & Exchange Commission.  After the definitive information statement is filed, Red Lake will mail a copy of the Schedule 14C to each registered shareholder.  Following at least 21 days after the mail out to shareholders, the increase in the authorized capital will be effective.  Red Lake did not solicit any proxy from any shareholder for the approval of the increase in the authorized capital.

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

RED LAKE EXPLORATION, INC.

Date: September 13, 2007	By:	/s/ John Di Cicco
Name: John Di Cicco
Title: CEO and CFO (Principal Executive Officer and Principal Financial Officer)