Form 10QSB
period 2007-10-31
Red Lake Exploration Inc.
filed 2007-12-14
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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
[ X ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 12, 2007
common stock - $0.001 par value	53,183,334

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	October 31, 2007	January 31, 2007
	(Unaudited)

ASSETS

Current assets:

Cash	$14,108	$15,477

Total assets	$14,108	$15,477

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:

Accounts payable	$21,021	$1,299
Accrued liabilities	3,082	-
Due to related parties	1,880	1

Total liabilities	25,983	1,300

Commitments and contingencies

Stockholders' (deficit) equity:
Common stock, $0.001 par value, authorized 200,000,000,
53,183,334 and 77,350,000 issued and outstanding
at October 31, and January 31, 2007, respectively	53,183	77,350
Additional paid in capital	120,316	(6,100)
Deficit accumulated during exploration stage	(185,374)	(57,073)

Total stockholders' (deficit) equity	(11,875)	14,177

Total liabilities and stockholders' (deficit) equity	$14,108	$15,477

The accompanying notes are an integral part of these consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

					From
					January 10,
	Three Months		Nine Months		2005 (Inception)
	Ended October 31,		Ended October 31,		to October 31,
	2007	2006	2007	2006	2007

Operating Expenses:
Administrative	$24,643	$-	$32,593	$116	$32,709
Advertising and promotion	2,754	-	2,754	-	2,754
Bank charges and interest	59	33	168	472	832
Donated rent	-	750	750	2,250	4,750
Donated service fees	-	1,500	1,500	4,500	9,500
Mineral and exploration costs	4,506	10,743	17,536	13,953	31,489
Office	1,733	-	1,769	-	1,969
Professional fees	11,765	2,150	36,888	15,950	55,963
Regulatory	1,501	187	5,660	207	7,725
Travel and entertainment	906	7	28,683	7	28,683
Impairment loss on mineral property costs	-	-	-	-	9,000

Net loss for the period	$(47,867)	$(15,370)	$(128,301)	$(37,455)	$(185,374)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	53,183,334	77,350,000	65,526,435	77,350,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

			From
			January 10,
	Nine Months Ended		2005 (Inception)
	October 31,		to October 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(128,301)	$(37,455)	$(185,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	2,250	6,750	14,250
Impairment loss on mineral property costs	-	-	9,000
Changes in operating assets and liabilities:
Accounts payable	19,721	13,293	21,021
Accrued liabilities	3,082	-	3,082
Due to related parties	1,879	-	1,879

Net cash used in operating activities	(101,369)	(17,412)	(136,142)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(9,000)

Net cash used in investing activities	-	-	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	-	159,250

Net cash provided by financing activities	100,000	-	159,250

(Decrease) increase in cash during the period	(1,369)	(17,412)	14,108

Cash, beginning of period	15,477	49,062	-

Cash, end of period	$14,108	$31,650	$14,108

Supplemental disclosures:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash financing transaction:
Acquisition of 24,500,000 common shares for debt	$1	$-	$1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
OCTOBER 31, 2007
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Red Lake Exploration, Inc. (the “Company” or “Red Lake”) was incorporated on January 10, 2005, under the laws of the State of Nevada. Red Lake’s principal business is the acquisition and exploration of mineral resources in Ontario, Canada.  On August 21, 2007, Red Lake acquired a 99% interest in Minera Polymet Limitada (“Minera Polymet”), a limited liability company formed on August 21, 2007, under the laws of the Republic of Chile. Red Lake has not presently determined whether its properties contain mineral reserves that are economically recoverable. Red Lake has not commenced significant operations and is considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 Accounting and Reporting by Development Stage Enterprises.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete consolidated financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in the Annual report on Form 10-KSB of Red Lake Exploration, Inc. for the year ended January 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended January 31, 2007, included in the Company’s report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s 2007 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since January 31, 2007, are summarized below:

Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These consolidated financial statements include the financial statements of Red Lake and it subsidiary. All significant intercompany balances and transactions have been eliminated from the consolidated financial results.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
OCTOBER 31, 2007
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At October 31, 2007, the Company did not have any asset retirement obligations.

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

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
OCTOBER 31, 2007
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

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
OCTOBER 31, 2007
(UNAUDITED)

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. As at October 31, 2007, the Company had negative working capital of $11,875 and accumulated losses of $185,674 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company recognized donated rent at $250 per month and donated services provided by the President of the Company at $500 per month until April 30, 2007. For the nine months ended October 31, 2007 and 2006, the Company recognized $750 and $1,500 respectively, in donated rent and $2,250 and $4,500 respectively, in donated services.

At October 31, 2007 and January 31, 2007, the Company was indebted to a company controlled by a director in the amount of $1,395 and $0. During the nine months ended October 31, 2007 and 2006, the Company paid $17,536 and $0 in exploration fees to the same company.

At October 31, 2007 and January 31, 2007, the Company was indebted to a director in the amounts of $485 and $0 for expenses that this director paid on behalf of the Company.

All of the Company’s mineral claims are registered in the name of the President of the Company and pursuant to a trust agreement are held in trust on behalf of the Company. (Note 5)

On June 20, 2007 the President of the Company returned 24,500,000 restricted shares to treasury for consideration of $1.  (Note 6)

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
OCTOBER 31, 2007
(UNAUDITED)

NOTE 5 - MINERAL PROPERTIES

The Company entered into an agreement on November 15, 2005, whereby it acquired a 100% interest in three mineral claims, comprising an area of 413.3 hectares, located in the Red Lake mining district in Ontario, Canada, for $9,000 in cash. (Note 4)

At October 31, 2007 the Company’s Canadian mineral properties were in good standing. The Company is required to incur exploration expenditures of $11,855 (CDN$11,200) to retain title to the claims on or before August 27th each year. In order to comply with the requirement of incurring exploration expenditures of $11,855 (CDN$11,200) to retain title to the claims on or before August 27, 2007, on August 21, 2007, the Ontario Ministry of Northern Development and Mines approved the Company’s request for a 90 day extension of this deadline.  (Note 10)

 NOTE 6 - COMMON STOCK

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

On June 20, 2007 the President of the Company returned 24,500,000 shares to treasury for consideration of $1. (Note 4)

On August 1, 2007, the Company issued 333,334 units at $0.30 per unit by way of a private placement for cash of $100,000. Each unit compromises one common share and ½ of one common share purchase warrant (a total of 166,667 common stock purchase warrants).  Each warrant entitles the holder to purchase one common share for $0.50. The warrants have a two year term and will expire on August 1, 2009.  (Note 7)

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN US DOLLARS)
OCTOBER 31, 2007
(UNAUDITED)

NOTE 7 – WARRANTS

All of Red Lakes’ warrants were issued in connection with the issuance of units (one common share and ½ common share purchase warrant).  (Note 6)

During the nine months ended October 31, 2007 and the year ended January 31, 2007, the following share purchase warrants were granted:

	October 31, 2007	January 31, 2007

Balance at the beginning of the period	-	-

Warrants granted	166,667	-

Balance at the end of the period	166,667	-

NOTE 8 - COMMITTMENT

On September 27, 2007, Minera Polymet, the Company’s subsidiary entered into an agreement to assign contract for the option to purchase mining holdings (“agreement”), whereby Minera Polymet has agreed to acquire an option to purchase the mining holdings called Farellon Alto Uno al Ocho, located in the Sierra Pan de Azucar, Province of Huasco, Commune of Huasco, Third Region of Atacama in Chile.  Minera Polymet has agreed to pay $250,000, once the option is assigned.  The option will be assigned when the agreement is recorded with the register of the Conservator of Mines at Freirina in Chile.  Minera Polymet can purchase the mining property by paying $300,000 before May 4, 2008, and a total of $600,000 in royalty payments.  The royalty payments are to be paid monthly, once exploration begins and they are based on the greater of $1,000 per month or 1.5% of the net sales of minerals extracted.  (Notes 9 and 10)

NOTE 9 – ACQUISITION OF BUSINESS

The acquisition of Minera Polymet on August 21, 2007 has been accounted for by the purchase method of accounting.  Minera Polymet did not have any net assets or operations on the date of acquisition, August 21, 2007, which was also Minera Polymet’s date of inception.  On August 21, 2007 the Company paid US$1,895 to acquire a 99% interest in Minera Polymet. (Notes 8 and 10)

Pro forma operating results for the Company, assuming the acquisition of Minera Polymet occurred on January 31, 2007, have not been provided because Minera Polymet was not formed at January 31, 2007.

NOTE 10 – SUBSEQUENT EVENT

On November 20, 2007, the Company abandoned its mineral properties located in Ontario, Canada.  (Note 5)

On November 20, 2007, the assignment of the option on mineral holdings in Chile was recorded with the register of the Conservator of Mines at Freirina in Chile.  (Note 8)

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain information included in this Form 10-QSB and other materials that we have filed or will file with the Securities and Exchange Commission (as well as information included in oral or written statements that we have made or others have made on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements.

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements that we have made or others have made on our behalf (see Part I, Item 1, “Risk Factors” included in our Form 10-KSB for the fiscal year ended January 31, 2007).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate.  Forward-looking statements speak only as of the date on which they are made.  We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-QSB, and the audited financial statements and related notes included in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007.  The inclusion of supplementary analytical and related information in this Form 10-QSB may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

Red Lake Exploration, Inc. means “we”, “us” or “our” and will be referred to as such throughout the balance of this document.

Our principal business is the acquisition and exploration of mineral resources.  We have an option to purchase claims in Chile.  We had claims in Ontario, Canada, but were not encouraged by the work that we conducted on them and let them lapse on November 27, 2007.  We have not determined whether our properties contain mineral reserves that are economically recoverable.  We have not commenced significant operations and are considered an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 Accounting and Reporting by Development Stage Enterprises.

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results.  These policies may require that we make difficult and subjective judgments regarding uncertainties, and, as a result, such estimates may significantly impact our financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for mineral property costs, our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting policies and estimation methods consistently.

Principles of Consolidation

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States.

Our consolidated financial statements include the financial statements of Red Lake and our subsidiary, Minera Polymet Limitada.  All significant intercompany balances and transactions have been eliminated from the consolidated financial results.

Mineral Property Costs

We have been in the exploration stage since our inception on January 10, 2005, and have not yet realized any revenue from our operations.  We are primarily engaged in the acquisition and exploration of mining properties.  We expense mineral property exploration costs as they are incurred.  We capitalize our mineral property acquisition costs when we incur them using the guidance in the Emerging Issues Task Force 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  We recognize impairment when the sum of the expected, undiscounted future cash flow is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.  During the nine months ended October 31, 2007, we spent $17,536 conducting groundwork on approximately twelve mineral properties of interest to us in Chile.

When we have determined that a mineral property can be economically developed as a result of our having established proven and probable reserves, we will capitalize the costs then incurred to develop the property.  We will amortize these costs using the units-of-production method over the estimated life of the probable reserves.  If mineral properties are subsequently abandoned or impaired, we will charge any capitalized costs to operations.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar.  We determined that our functional currency is the United States dollar for the following reasons:

●	Our current and future financings are and will be in United States dollars.
●	We maintain the majority of our cash holdings in United States dollars.
●	We will sell any minerals recovered from our mineral claims (“Claims”) in United States dollars.
●	Our administrative expenses are incurred in United States dollars.
●	All of our cash flows are generated in United States dollars.
●	The focus of our business is in Chile, where property acquisitions are generally negotiated in United States dollars.

We translate monetary assets and liabilities denominated in foreign currencies in accordance with SFAS No. 53 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date.  We include gains and losses arising on settlement of foreign currency denominated transactions or balances in our income.  We have undertaken our foreign currency transactions to date primarily in Canadian dollars.  We have not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Pronouncements

Refer to Note 2, of our notes to the consolidated financial statements for a discussion of our recent accounting standards and pronouncements.

Risks and Uncertainties

An investment in our common stock involves a number of very significant risks.

A number of known material risks and uncertainties are reasonably likely to have a material impact on our revenue, operations, liquidity and income over the short and long term. The primary risk that we face over the long term is that our mineral claims may not contain a commercially viable mineral deposit.  If our mineral claims do not contain a commercially viable deposit, this will have a material effect on our ability to earn revenue and income as we will have no minerals to sell.

A number of industry-wide risk factors affect our business.  Mineral exploration is inherently risky.  Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine.  For us to commence mining operations, we face a number of challenges, which include finding qualified professionals to conduct our exploration programs, obtaining adequate financing to continue our exploration programs, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to general revenue.

Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors.  For example, if the price of a mineral were to dramatically decline this could make any ore we have on our mineral claim uneconomical to mine. We, and other companies in our business, are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

We may be unable to finance our exploration plans.  With each unsuccessful attempt to locate a commercially viable mineral deposit, we become more unattractive in the eyes of investors.  Over the long term this can become a serious issue that can be difficult to overcome. Without adequate financing, we cannot operate exploration programs.  This risk is faced by all exploration companies and it is not unique to us.

We cannot assure that we will succeed in developing our business plan and achieving a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through the issuance of common stock until the date of this filing, and believe that we can continue to do so for the next twelve months.

Overview

On November 20, 2007 we decided to abandon our mineral claims in the Red Lake Mining District, Ontario, Canada.

In anticipation of acquiring certain properties in Chile, on August 21, 2007, we formed Minera Polymet Limitada, a Chilean limited liability company, to hold our Chilean mineral property interests.  We have a 99% interest in Minera Polymet.  Minera Polymet had no assets, liabilities or operations when we formed it.

On November 20, 2007, we acquired an option to purchase mineral properties in Chile.  We are conducting groundwork on approximately eleven other properties of interest to us in Chile.  Over the next year we are planning to concentrate on the exploration and development of our properties in Chile

Plan of Operation

Chilean Mineral Claims

We have conducted groundwork on approximately twelve properties of interest to us in the Third Region of Chile.  We have performed a considerable amount of due diligence on one of these properties.  Based on the preliminary results of our exploratory work, on September 27, 2007, we entered into an agreement to acquire an option to purchase the mineral concessions Farellon Alto Uno al Ocho, located in the Sierra Pan de Azucar, Province of Huasco, Third Region of Atacama in Chile.  We agreed to pay $250,000, upon recording the assignment of the option with the Conservator of Mines in Freirina, Chile.  On November 20, 2007, the assignment of the option on mineral holdings was recorded.  Under the terms of the agreement, we can purchase the mining property by paying $300,000 by May 4, 2008, and a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $600,000.  The royalty payments are due monthly once exploration begins, and are subject to a minimum monthly payment of $1,000.

We have contracted with an experienced manager resident in Chile who is organizing an office and other resources for us.

The Farellon property is located in Chile's III Region in the highly prospective Candelaria Iron Oxide Copper Gold (IOCG) Belt, home of the Phelps Dodge Candelaria Mine.  The Candelaria copper mine has been in production since 1993 and has reported proven reserves of 283 million tonnes grading 0.64% copper.  Recent surface sampling on the Farellon property has returned values of up to 6.7% Cu, and ICP analysis of surface samples indicates mineralogy assemblages consistent with classic IOCG deposits. Historic drilling on the property has intersected sulphide and oxide mineralization to a depth of 150 meter and outlined a 1.7 kilometer strike length.  Significant intersections included:

9m 3.72 g/T Au 2.49% Cu 0.06% Co
3m 4.17 g/T Au 5.29% Cu 0.11% Co
10m 1.53 g/T Au 1.31% Cu 0.04% Co
20m 0.97 g/T Au 1.22% Cu 0.02% Co

We are waiting for the geological results on approximately eleven other mineral properties.  On all of these properties, we have contracted with geologists to analyze the rock samples, perform due diligence, evaluate and analyze their findings and prepare geological reports.

Over the next year we are planning to concentrate on the exploration and development of our property in Chile and if the results are promising, we are planning to acquire additional Chilean mineral properties.

The acquisition and exploration of our Chilean mineral claims is subject to our obtaining the necessary funding.

Chilean Subsidiary

On August 21, 2007, we formed Minera Polymet Limitada, a limited liability company, under the laws of the Republic of Chile.  We own a 99% interest in this company, which will hold our Chilean mineral property interests.  Under Chilean law, in order to acquire mineral properties in Chile, a resident of Chile must be a shareholder in a limitada.  To meet this requirement, 1% of Minera Polymet Limitada is owned by a Chilean resident, an experienced manager who is organizing an office and other resources for us.  We do not have any commitments or formal contracts with our Chilean manager.

Equity Financing

To generate working capital, on July 26, 2007, we approved a Regulation S offering for the issuance of up to 6,666,667 units at $0.30 per unit.  Each unit consists of one common share and one-half of a share purchase warrant (a total of 3,333,334 warrants).  The warrants are exercisable for a term of two years from closing at $0.50 per share.  On August 1, 2007, we issued 333,334 units in a private placement under this offering for cash of $100,000.  The warrants will expire on August 1, 2009.

Based on our plan of operations, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral properties, generate revenue from our mineral production and control production costs.  However, a failure to generate sufficient revenue or raise sufficient working capital will adversely affect our ability to achieve our ultimate business objectives.  We cannot assure you that we will be able to raise additional equity capital, locate profitable mineral properties, generate revenue from our mineral production or control production costs in the future.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our unaudited consolidated financial statements.

If we are successful in completing an equity financing, the issuance of the additional shares will result in dilution to our exiting shareholders.

Operations Review

During the nine months ended October 31, 2007, we had a net loss of $128,301.  As of October 31, 2007, our current assets consisted of cash of $14,108.  Offsetting this cash balance, we have current obligations of $21,021 in accounts payable, $3,082 in accrued liabilities and $1,880 in amounts due to related parties, leaving us with a working capital deficit of $11,875.

Our cash position as of the date of this filing is inadequate to satisfy our working capital needs for the next twelve months, which include approximately $560,000 to pay for the option and acquisition costs of our Chilean property, exploration and development expenses on the Chilean property, and our general and administrative expenses.

We expect our general and administrative expenses to increase due to the costs associated with exploration and development of our mineral properties in Chile and the sourcing of additional mineral properties in Chile.

We do not anticipate generating any revenue over the next twelve months.  We plan to fund our operations through equity financing from the sale of our common stock, private loans, joint ventures or through the sale of a part interest in our mineral properties.  We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock, private loans, joint ventures or that we will be able to sell a part interest in our mineral properties in order to cover our general and administrative expenses, acquire and develop properties in Chile, commit to pay a resident manager, contract with geologists and set up operations in Chile.

We may consider entering into a joint venture partnership with a more senior resource company to provide the funding needed to complete a mineral exploration program in Chile.  Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in our mineral property to our joint venture partner.

Related-Party Transactions

We recognized donated rent at $250 per month and donated services provided by our president at $500 per month until April 30, 2007.  For the nine months ended October 31, 2007 and 2006, we recognized $750 and $1,500 respectively in donated rent, and $2,250 and $4,500 respectively in donated services.

At October 31, 2007 we owed a company controlled by a director in the amount of $1,395.  During the nine months ended October 31, 2007, we paid $17,536 in exploration fees to the same company.

At October 31, 2007 we owed a director $485 for expenses that this director paid on our behalf.

We do not have any loans or advances payable to our directors and we do not have any commitments in place to pay any administrative or directors’ fees to any related party.

On June 20, 2007, our president returned 24,500,000 restricted shares to treasury in return for $1.  We cancelled these shares.

COMPARISON OF THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2007 AND 2006

Overall Results of Operations

During the nine months ended October 31, 2007, we had a net loss of $128,301, which is an increase of $90,846 from our net loss of $37,455 for the nine months ended October 31, 2006.  This increase in our net loss was primarily due to increases in our administrative, mineral and exploration costs, professional fees, regulatory fees and travel and entertainment.

We expect our net loss over the next twelve months to be significantly higher.  We do not expect to generate any revenue; and our operating costs will increase to include exploration and development costs and the payment for the purchase of the Chilean property.

Revenue

We did not have any operating revenue from inception (January 10, 2005) to the date of this filing.  To date our activities have been financed through the proceeds of share subscriptions.  From our inception on January 10, 2005, to the date of this filing, we have raised a total of $173,501 from private offerings of our common stock.  Due to the nature of our business, we do not expect to have operating revenue within the next year.

Operating Expenses

Our operating expenses increased by $32,497, or 211%, from $15,370 for the three months ended October 31, 2006 to $47,867 for the three months ended October 31, 2007.  The increase was primarily due to increases of approximately $25,000 in administrative fees, $9,500 in professional fees, $3,000 in advertising and promotional activities, $1,700 in office expenses, and $1,500 in regulatory fees.  These costs were partially offset by decreases of approximately $6,000 in mineral and exploration costs, donated services of $1,500 and donated rent of $750.

Our operating expenses increased by $90,846, or 243%, from $37,455 for the nine months ended October 31, 2006, to $128,301 for the nine months ended October 31, 2007.  The increase was primarily due to increases of approximately $32,000 in administrative costs, $28,500 in travel and entertainment expenses, $21,000 in professional fees, $5,500 in regulatory fees, $3,500 in mineral and exploration costs, $3,000 in advertising and promotional activities, and $2,000 office expenses.  These costs were partially offset by decreases in donated services of $3,000 and donated rent of $1,500.

The increase in our operating expenses was primarily due to increases in administrative costs associated with outsourcing our administration, accounting services and rent, the costs of performing preliminary fieldwork on our Chilean properties, professional fees and regulatory compliance costs, and travel and entertainment in conjunction with exploratory work on our Chilean mineral properties.

Over the next twelve months, we expect our net loss to increase primarily due to the costs associated with outsourcing our administrative and accounting services and paying rent; option and mineral property acquisition costs, including professional fees; mineral and exploration costs, including the cost of geologists; administrative costs including the costs associated with having a resident manager and office in Chile; and additional travel and entertainment costs.

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

Liquidity, Capital Resources and Financial Position

At October 31, 2007, we had a cash balance of $14,108 and negative cash flow from operations of $101,369.

The notes to our unaudited consolidated financial statements as of October 31, 2007, disclose our uncertain ability to continue as a going concern.  We have not generated, and do not expect to generate, any revenue to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $185,374 since inception.  As of October 31, 2007, we had $25,983 in current liabilities.  When our current liabilities are offset against our current assets of $14,108, we are left with a working capital deficit of $11,875.  While we have successfully generated sufficient working capital through the sale of common stock to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in generating sufficient working capital through the sale of common stock to meet our ongoing cash needs.

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended October 31, 2007, was $101,369.  We used $128,301 to cover operating costs.  These costs were offset by increases in accounts payable of $19,721, accrued liabilities of $3,082, amounts due to related parties of $1,879, and donated services and rent of $2,250.

We intend to go to the pubic markets and raise sufficient working capital to sustain our operating and mining activities until we become profitable.

Net Cash Used in Investing Activities

We did not have any investing activities during the nine months ended October 31, 2007.

Net Cash Provided By Financing Activities

Financing activities during the nine months ended October 31, 2007, provided net cash of $100,000.  On August 1, 2007, we issued a total of 333,334 units at $0.30 per unit in a private placement for cash of $100,000.  Each unit compromises one common share and one-half of one share purchase warrant entitling the holder to purchase one common share for $0.50.  The warrants have a two-year term ending on August 1, 2009.

Contingencies and Commitments

We had no contingencies at October 31, 2007.  We had the following long-term commitment at October 31, 2007.

On September 27, 2007, we were assigned an option to purchase the mining holdings called Farellon Alto Uno al Ocho, located in the Sierra Pan de Azucar, Province of Huasco, Third Region of Atacama in Chile.  Under the terms of the assignment, we have agreed to pay $250,000 on or before March 1, 2008, $300,000 before May 4, 2008, and a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $600,000.  The royalty payments are due monthly once exploration begins, and are subject to a minimum monthly payment of $1,000.

Contractual Obligations

Our commitments under the Farellon agreement are the only contractual obligations that we have.  The following table contains supplemental information regarding total contractual obligations and commitments as of October 31, 2007.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Option payment	$250,000	$250,000	$0	$0	$0
Partial purchase payment	300,000	300,000	0	0	0
Estimated royalty payments	600,000	12,000	24,000	24,000	540,000

Total	$1,150,000	$562,000	$24,000	$24,000	$540,000

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Red Lake is not a party to any pending legal proceedings and, to the best of Red Lake’s knowledge, none of Red Lake’s assets are the subject of any pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Red Lake did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Red Lake did not sell any unregistered equity securities, except for the following:

July 2007 - $0.30 Private Placement Offering

On July 26, 2007, the board of directors authorized the issuance of 6,666,667 unregistered and restricted units of at a subscription price of $0.30 per restricted unit.  Each unit consists of one restricted share of common stock and one-half of a restricted warrant.  Each whole restricted warrant entitles the holder to purchase an additional restricted share of common stock at an exercise price of $0.50 per warrant for a term of two years from closing.

During the quarter of the fiscal year covered by this report, Red Lake raised $100,000 in cash in one closing of this offering, and issued an aggregate 333,334 restricted units to one non-US subscriber outside the United States.  Red Lake set the value of the restricted units arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted units issued in this closing were issued for investment purposes in a “private transaction”.

For the one non-US subscriber outside the United States in the closing, Red Lake relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Red Lake complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Red Lake received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

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

10.3
Agreement to assign contract for the option to purchase mining holdings dated September 25, 2007 between Minera Farellón Limitada and Minera Polymet Limitada , filed as an exhibit to Red Lake’s Form 8-K (Current Report) filed on October 2, 2007, and incorporated herein by reference.
Filed

10.4
Contract for the option to purchase mining holdings dated May 2, 2007 between CompaZia Minera Romelio Alday Limitada and Minera Farellón Limitada, filed as an exhibit to Red Lake’s Form 8-K (Current Report) filed on October 2, 2007, and incorporated herein by reference.
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

RED LAKE EXPLORATION, INC.

Date: December 12, 2007	By:	/s/ John Di Cicco
Name: John Di Cicco
Title: CEO and CFO (Principal Executive Officer and Principal Financial Officer)