Form 10KSB
period 2008-01-31
Red Lake Exploration Inc.
filed 2008-05-13
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 000-52055

RED LAKE EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2138504 (I.R.S. Employer Identification No.)
195 Park Avenue, Thunder Bay, Ontario, Canada, P7B 1B9 (Address of principal executive offices) (Zip Code)
(807) 345-5380 (Issuer’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [   ]  No

State issuer’s revenues for its most recent fiscal year.     $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $14,066,276 as of April 28, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 28, 2008
Common Stock - $0.001 par value	57,183,334

Transitional Small Business Disclosure Format (Check one):     Yes   [   ]     No   [ X ]

Forward-Looking Statements

This annual report on Form 10-KSB filed by Red Lake Exploration, Inc. contains forward-looking statements.  These are statements regarding financial and operating performance and results and other statements that are not historical facts.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements.  Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements.  Some, but not all, of these risks include, among other things:

•	general economic conditions, because they may affect our ability to raise money,
•	our ability generally to raise enough money to continue our operations,
•	changes in regulatory requirements that adversely affect our business,
•	changes in the prices for minerals that adversely affect our business,
•	political changes in Chile, which could affect our interests there, and
•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.  We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

As used in this report, references to “Red Lake”, “the company,” “management,” “we” and “our” refer to Red Lake Exploration, Inc. and, where appropriate, our subsidiary.  References to Polymet refer to our Chilean subsidiary, Minera Polymet Limitada.

Item 1.     Description of Business

Business Development

Red Lake was incorporated in Nevada on January 10, 2005.

On August 21, 2007, we formed Minera Polymet Limitada, a limited liability company, under the laws of the Republic of Chile.  We own a 99% interest in Polymet, which will hold our Chilean mineral property interests.  Under Chilean law, a resident of Chile must be a shareholder in a limitada.  To meet this requirement, 1% of Polymet is owned by a Chilean resident, an experienced manager who has organized an office and other resources for Red Lake and is Polymet’s legal representative in Chile.

Our resident agent’s office is at 711 S Carson Street, Carson City, Nevada, 89701.  Our business office is at 195 Park Avenue, Thunder Bay, Canada, P7B 1B9.  Our telephone number is (807) 345-5380; our email address is info@redlakeexploration.com; and our web address is www.redlakeexploration.com.

We have not been involved in any bankruptcy, receivership or similar proceedings, and have not materially reclassified, merged, consolidated or bought or sold any significant assets other than in the ordinary course of our business.

Business of Red Lake

We are a startup exploration stage company without operations.  We are in the business of acquiring and exploring mineral resources.  We own one mineral property and have two options to purchase mineral concessions in Chile.  We had claims in Ontario, Canada, but were not encouraged by the results of the work that we conducted on them and let them lapse on November 27, 2007.

We have not determined whether our mineral properties contain mineral reserves that are economically recoverable and cannot assure you that an economically viable mineral deposit exists on any of our mineral properties.  Additional exploration will be required before we can evaluate the economic and legal feasibility of our mineral properties.

Red Lake Property—Canada

On November 15, 2005, we acquired three mineral claims in Ontario from Ridgestake Resources Inc. for $9,000.  In November 2006, we spent $13,953 completing phase one of our mineral exploration program on these claims.  We were not encouraged by the results of this exploration program and let the claims lapse on November 27, 2007.

Farellón Property—Chile

The Farellón property is the first mineral property interest that we acquired in Chile. It consists of the concessions known as the Farellón Alto Uno al Ocho covering 66 hectares (163 acres) located in Sierra Pan de Azucar, province of Huasco, Commune of Huasco, III Region of Atacama, Chile.

We acquired it through an assignment agreement between Polymet and Minera Farellón Limitada dated September 25, 2007 and amended on November 20, 2007.  Under the assignment agreement, Minera Farellón agreed to assign to Polymet its option to buy the Farellón property for $250,000 payable by April 30, 2008.  We paid Minera Farellón for the assignment on April 25, 2008, and assumed all of Minera Farellón’s rights and obligations under the Farellón option agreement on the same day.

Under the Farellón option agreement, we must pay the property vendor a total of $900,000 to purchase the Farellón property: $300,000 by May 4, 2008 to acquire title to the property; and $600,000 as a royalty equal to 1.5% of the net that we receive from the processor, payable monthly and subject to a monthly minimum of $1,000 when we start exploiting the minerals we extract from the property.  We can pay any unpaid balance of the royalty at any time. Our right to exercise the option expires on May 4, 2008.  We exercised our option on April 25, 2008 and paid the vendor $300,000.

location and means of access to the farellón property

The Farellón property is centered about latitude 28° 05'S and longitude 70° 54'W.  The area is approximately 40 kilometres west of the Pan-American Highway, about one hour and 15 minutes by vehicle from the town of Vallenar, Chile, which has a population of 40,000 and modern facilities.  High-tension power lines and a fiber-optic communications line run along the highway and both power and rail are connected to the Cerro Colorado iron ore mine only 20 kilometres from the Farellón property.

The area is serviced from Copiapó, Chile, a city of 70,000 with daily air and bus services to Santiago, Chile, and other centers.

The Farellón property can be accessed by driving approximately 20 kilometres north on the Pan-American Highway from Vallenar then turning northwest towards Canto del Agua.  From Canto del Agua, the Farellón property is approximately 10 kilometres along a well-maintained gravel road.  There are numerous gravel roads in the area, so a guide is necessary to access the property the first time.  All of the roads are well maintained and can support large machinery necessary to transport drills, backhoes and bulldozers.  Water is readily available in Canto del Agua and could probably be found on the Farellón property where all of the historic drill holes intersected water.

exploration history on the farellón property

The Farellón property is in the Carrizal Alto mining district and lies five kilometres along strike south of the centre of the historic Carizzal Alto copper-gold mine.  Veins of the Farellon property were exploited as part of the Carizzal Alto mines. No hard data summarizing all of the past mining activity have been located, but tailings, slag dumps and the size of the shafts and some of the shallow surface workings are evidence of significant mining history.  Some reports state that the Carrizal Alto mines went to depths of up to 600 metres, and that the area once produced more than 3 million tonnes of mainly copper ore at 5-15% copper.

Mine workings of various sizes are all along the Farellón property, but only one modern exploration program has been completed.  In 1996, the Farellón and two other veins, the Fortuna and the Theresa, were explored by an Australian junior mining company under the name Minera Stamford S.A.  Their exploration included a large mapping and surface sampling program followed up by a 34-hole reverse circulation (RC) drilling program.  Out of these 34 drill holes, 23 were drilled on the Farellón property.  The RC drilling program on the Farellón property consistently intersected mineralization in both oxide and sulphide facies and outlined a two-kilometre-long zone covering the Farellón property and strike extents to the south.  Mineralization is 2 to 35 metres wide with an average width of five metres.  The mineralized zone consists of one or more discrete veins and, in places, stockwork veining and mineralization.  While drilling covered the length of the property, gaps up to 350 metres are untested and infill drilling is required to confirm an economic ore body.

geology of the farellón property

The Farellón area has two major lithological units: Palaeozoic metamorphic sediments consisting of schists, phyllites and quartzites; and the Franja Central diorites.  The metamorphosed sediments outcrop in the western part of the property and have been metamorphosed to lower greenschist facies and then extensively overprinted by hydrothermal alteration.  Hydrothermal alteration is directly associated with the shear zone.  The diorite underlies the eastern part of the project area and has been extensively intruded by northeasterly trending intermediate mafic dykes.  At the Farellón property, a small stock-like felsic body named Pan de Azucar intrudes the diorite.  The intrusive relationship between the diorite and metamorphic sediments always appear to be tectonic.  Within the property and at the main Carrizal Alto workings to the north, the major mineralization is intimately related to the south-southwest trending mylonitic sheared contact between the metamorphic sediments and the diorite.  The shear is considered a splay of the main Atacama Fault Zone and dips 30º to 65º west. This contact parallels the regional geological trend and coincides with a major lineament which extends for hundreds of kilometres.  The sheared contact is 50 metres to 200 metres wide over the 1.7-kilometre strike length of the Farellón property.  Veins are typically 3 to 15 metres wide, striking south-southwest and dipping approximately 65º degrees to the northwest.

mineralization of the farellón property

The Farellón property lies within the Candelaria iron–oxide-copper-gold (IOCG) belt of Chile.  The IOCG belt is host to many major deposits such as the Candelaria Mine and the Mantos Verde Mine.  Ore bodies in the belt occur in veins, breccias, stringer bodies and layer parallel replacement bodies and are typically associated with north-south trending faults related to the Atacama Fault Zone.  All IOCG deposits have a strong association with iron oxides in the form of hematite or magnetite.  In the Candelaria region, larger ore bodies are located where the fault zones intersect a lithological contact with significant rheological contrast such as a sedimentary and volcanic intrusive contact.

Economic IOCG deposits are generally polymetallic and can include iron, copper, gold, zinc, lead, uranium and cobalt among others.  The Farellón property has been historically exploited for copper and lesser gold.  Cobalt mineralization was observed during the 1996-97 exploration work, but we have found no records of cobalt extraction.

Santa Rosa Property—Chile

We acquired our interest in the Santa Rosa property through another agreement between Polymet and Minera Farellón on February 1, 2008.  The Santa Rosa property consists of Santa Rosa Uno al Seis concessions located in Sierra Cordon El Tomate, and the Porfiada Uno al Diez concessions located to the north of Sierra Cordon el Tomate, both in the Quebrada de Agua Grande, Commune of Freirina, Province of Huasco, III Region of Atacama.  The concessions cover 110 hectares (274 acres).

Minera Farellón granted us the option to buy its option to acquire the Santa Rosa property from Antolin Crespo.  The option expires on August 5, 2008. We paid $9,500 as consideration for the Minera Farellón option on February 1, 2008, and agreed to pay $8,500 on the fifth day of the next five months ending on July 5, 2008, for a total of $52,000.  We have paid $26,500 to date and are in good standing under the terms of the option.  To exercise our option, we must pay another $50,000 by August 5, 2008, for a total of $102,000.  We must reimburse Minera Farellón on request for any property costs that it pays during the term of the option and have paid all requests to date.  If we exercise our option, we will acquire all of Minera Farellón’s rights and obligations under the Crespo agreement.

If we exercise our option with Minera Farellón, then we will be required to make all of the payments that are due under the Crespo agreement in order to keep it in good standing.  The payments are $7,500 per month for 13 months from August 20, 2008 to August 20, 2009, and $10,000 per month for 22 months from September 20, 2009 to June 20, 2011, for a total of $317,500; and a royalty equal to 1.5% of the net that we receive from the processor to whom we sell any ore that we extract, payable monthly, subject to a monthly minimum of $1,000, to a maximum of $600,000.  The total of these payments is $917,500.  Together with the cost of the option from Minera Farellón, our total acquisition costs will be $1,019,500.

Minera Farellón may continue to mine the Santa Rosa property until August 5, 2008, and must pay us a royalty equal to 5% of the net proceeds that it receives from the sale of any minerals it extracts from the Santa Rosa property during that time.  Minera Farellón must also make all option payments to the vendor during the term of our option.

location and means of access to the santa rosa property

The Santa Rosa property is centered about latitude 28° 23'S and longitude 70° 59'W.   The property is located approximately 30 kilometres northwest of Vallenar at a maximum elevation of 700 metres above sea level.  The Santa Rosa property can be accessed by driving 14 kilometres north from Vallenar on the Pan-American Highway and then west 28 kilometres along a dirt road.  There are many unmarked dirt roads in the area and a map is required to navigate to the Santa Rosa property.

description of the santa rosa property

The Santa Rosa property is a copper-gold project that lies in the highly prospective but under-explored Candelaria IOCG belt in the Chilean Coastal Cordillera. The Santa Rosa property has undergone some modern exploration.  We have reviewed all records of work completed to date.  Recent exploration in the region has highlighted favorable geology for high-grade veins and skarn style mineralization associated with IOCG deposits.  The Santa Rosa property is an advanced project with potential for a large-scale, multi-million-tonne copper-gold deposit.

The Santa Rosa property consists of two mensura mining and exploration concessions totaling 110 hectares (274 acres).  It was held by Latitude Resources PLC until the summer 2006.  While Latitude Resources was exploring, the Santa Rosa property was also being mined using Chilean artisanal mining methods.  All mining activity was restricted to near surface and drifts entering the hillside for no more than 200 metres.

exploration history on the santa rosa property

Latitude Resources completed an exploration program consisting of surface mapping, trenching, surface geophysics and drilling in 2004 and 2005 with encouraging results.  The induced polarization geophysical surveys indicate three anomalous zones coinciding with known mineralization within the project area.  These areas were further examined using trenching methods, identifying four mineralized zones.  Two zones were drilled in the winter of 2004–05 with eight RC drill holes totaling 1580 metres. All eight holes intercepted IOCG-type mineralization. Significant results from the 2004–05 exploration program include a drill hole intersection of 1.76% copper over 10 metres in oxide mineralization.

Surface mapping has delineated a large-scale vein system with associated copper oxide mineralization on surface.  A single mineralized structure, interpreted to be a supergene enrichment zone along a major thrust fault, has been exposed on surface for 400 metres of strike length.  The mineralized zone is up to 10 metres wide of pervasive copper oxide mineralization with wider iron oxide alteration consistent with IOCG-type mineralization.  To date, exploration has focused solely on the oxide zone. We will have to conduct more work to explore the sulphide potential at depth.

Minera Farellon continues to mine on the Santa Rosa property according to the terms of our agreement with them.  Results from this mining include a large, hand-picked load of 1.63 tonnes grading 19.78% copper and 13.90 grams per tonne of gold. Larger loads of up to 20 tonnes have returned copper grades of up to 2.2% copper.

geology of the santa rosa property

The Santa Rosa property is located within the brittle-ductile north-south-trending Astillas Shear Zone within the larger Atacama Fault System.  The deposit is hosted in a volcaniclastic andesite sequence assigned to the La Negra Formation.  The sequence is intruded by tabular bodies of dioritic to gabbro-dioritic composition.  Widespread iron oxide and potassic alteration indicate an IOCG mineralizing system, further supported by copper oxide and gold mineralization seen in multiple zones on surface.

Camila Breccia—Chile

We acquired a third Chilean property interest in the Camila Breccia through another option between Polymet and Minera Farellón on February 1, 2008.  The Camila Breccia consists four sets of mineral concessions covering 770 hectares (1,900 acres).  The mining holdings are known as Camila, Uno al Viente, Camila Dos, Uno al Viente, Camila Tres, Uno al Viente, and Camila Cuatro, Uno al Viente.  They are located in Quebrada Jilguero, Commune of Vallenar, Province of Huasco, III Region of Atacama.

Under our Minera Farellón option agreement, we can acquire all of Minera Farellón’s interest in its option with Hernan Iribarren and others to buy the Camila Breccia concessions for $105,000.   We paid $5,000 in February when we acquired the option and must pay $50,000 on May 23, 2008 and $50,000 on November 21, 2008 to exercise our option.  We must reimburse Minera Farellón on request for any property costs that it pays during the term of the option and have paid all requests to date.  If we exercise the option, we will acquire all of Minera Farellón’s rights and obligations under the Iribarren agreement as of November 21, 2008. Under the Iribarren agreement, we must pay $50,000 on December 7, 2008, $100,000 on June 7, 2009, $200,000 on December 7, 2009, and a royalty equal to 6% of the net proceeds that we receive from the sale of ore that we extract from the Camila property, to a maximum of $1 million, which is due in full by December 7, 2011.  The total of these payments is $1.35 million. Together with the cost of the option from Minera Farellón, our total acquisition costs will be $1,455,000.

location and means of access to the camila breccia

The Camila Breccia property is centered about latitude 28°36'S and longitude 70° 42'W.   The property is located approximately 8.5 kilometres east of Vallenar with the highest point at approximately 750 metres above sea level.  Many unmarked dirt roads in the area provide reliable access to all areas of the Camila Breccia.

description of the camila breccia

The Camila Breccia is another copper-gold property in the highly prospective but under-explored Candelaria IOCG belt.  Like the Santa Rosa property, it has undergone some modern exploration and we have reviewed all records of work completed to date.  Recent exploration in the region has highlighted the favorable geology for high-grade veins and skarn style mineralization associated with IOCG deposits.  The Camila Breccia project is an early stage exploration project with surface mapping, sampling and geophysics completed that have identified two mineralized structures with drill-ready targets.

The Camila Breccia is made up of four mensura mining and exploration concessions totaling 770 hectares.  It has been mined in the past using Chilean artisanal mining methods.  All mining activity is restricted to near surface in adits and shafts no deeper than 50 metres.

exploration history on the camila property

Trilogy Metals Inc. completed a surface mapping, sampling and ground geophysics program on the Camila Breccia in 1999 with encouraging results. Two significant, mineralized structures were identified: the Camila Breccia outcrop, and the Zorro Vein.  At the north end of the property, the Camila Breccia outcrop is an outcrop, 250 metres in diameter, of brecciated andesite in an iron-oxide matrix.  The iron-oxide matrix is indicative of a large mineralizing system such as the systems associated with other large IOCG deposits in the belt.

The El Zorro Vein is a gold-bearing specular hematite-pyrite-quartz vein with brecciated wallrock showing similar mineralogical qualities as the Camila Breccia outcrop.  The El Zorro vein is hosted in a NNW-SSE trending structure and is exposed on surface at the south end of the property.  The vein continues under the Atacama Gravels to the north and is interpreted to connect to the Camila Breccia.

geology of the camila breccia

The Camila Breccia is located within the brittle-ductile north-south-trending Atacama Fault System.  Known mineralization is hosted in an andesitic volcaniclastic sequence assigned to the Bandurrias Formation.  Widespread iron oxide and potassic alteration indicate an IOCG mineralizing system, further supported by copper oxide and gold mineralization seen in multiple zones on the surface.

Competition

The mineral exploration business is an extremely competitive industry.  We are competing with many other exploration companies looking for minerals.  We are one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, we compete with other similar companies for financing and joint venture partners, and for resources such as professional geologists, camp staff, helicopters and mineral exploration contractors and supplies.

Raw Materials

The raw materials for our exploration programs include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of suppliers.

Dependence on Major Customers

We have no customers.  Our first customer likely will be Enami, the Chilean national mining company, which refines and smelts copper from the ore that it buys from Chile’s small- and medium-scale miners.  Enami is located in Vallenar.  We could also deliver our ore to a private smelter located about fifty kilometers south of Vallenar.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

We have no intellectual property such as patents or trademarks, and, other than a short-term royalty receivable from exploitation of the Santa Rosa property and the royalties that we must pay if we begin to exploit our Chilean properties, no royalty agreements or labor contracts.

Government Controls and Regulations

Our business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time.  We cannot predict what additional legislation or revisions might be proposed that could affect our business or when any proposals, if enacted, might become effective.  Such changes, however, could require more operating capital and expenditures and could prevent or delay some of our operations.

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations.  For mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards.  Legislation and regulations also establish requirements for decommissioning, reclaiming and rehabilitating mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time.  In certain jurisdictions, we are subject to foreign investment controls and regulations governing our ability to remit earnings abroad.

We believe that we are in substantial compliance with all material government controls and regulations at each of our mineral properties.

Costs and Effects of Compliance with Environmental Laws

We have incurred no costs to date for compliance with environmental laws for our exploration programs on any of our properties

Expenditures on Research and Development during the Last Two Fiscal Years

We have incurred no research or development costs since our inception on January 10, 2005.

Number of Total Employees and Number of Full Time Employees

We do not have any employees other than Caitlin Jeffs and Michael Thompson, both of whom are directors and officers of Red Lake, and Kevin Mitchell, who is Polymet’s legal representative and manager in Chile.  We intend to contract for the services of geologists, prospectors and other consultants as we require them to conduct our exploration programs.

Item 2.     Description of Property

Our executive offices are located at 195 Park Avenue, Thunder Bay, Ontario, Canada, P7B 1B9.  Our president, Caitlin Jeffs, provides this space free of charge.  This space might not always be available to us free of charge.  We have field and administrative offices in Vallenar, Chile.

We have interests in three mineral properties in Chile, which we have described above in “Item 1. Description of Business”.

Item 3.     Legal Proceedings

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets is the subject of any pending legal proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

We did not submit any matter to our security holders for their vote, by soliciting their proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the NASD OTC Bulletin Board since January 16, 2007 under the symbol “RLKX”.  Table 1 gives the high and low bid information for each fiscal quarter of trading and for the interim period ended April 24, 2008.  The bid information was obtained from Pink OTC Markets Inc. (fka Pink Sheets LLC) and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Table 1: High & Low Bids
Period ended	High	Low
April 24, 2008	$0.37	$0.24
January 31, 2008	$0.30	$0.15
October 31, 2007	$0.40	$0.20
July 31, 2007	$0.50	$0.05
April 30, 2007	$0.25	$0.05
January 31, 2007	none	none

Holders of Record

We have 16 holders of record of our common stock as of April 28, 2008.

Dividends

We have declared no dividends on our common stock.  Our ability to pay dividends is not restricted or limited.  Dividends are declared at the sole discretion of our directors.

On June 15, 2007, we decided to forward split our issued and outstanding common stock and declared a stock dividend of 13 shares for every one share of common stock issued.  The forward split was effective on June 29, 2007.

Recent Sales of Unregistered Securities

Table 2 discloses all of the unregistered securities that we have issued within the last three years without registering them under the Securities Act of 1933.

Table 2: Sales of Unregistered Securities
	Shares			Warrants*
Date	Number	Price	Proceeds	Number	Price	Expiry
October 3, 2005	3,000,000	$0.01	$ 3,000
October 28, 2005	1,750,000	$0.01	17,500
January 31, 2006	775,000	$0.05	38,750
Number of shares before split (1)	5,525,000
Number of shares after split	77,350,000
Shares cancelled (2)	(24,500,000)
Number of shares after cancellation	52,850,000
August 1, 2007	333,334	$0.30	100,000	166,667	$0.50	August 1, 2009
April 21, 2008	4,000,000	$0.25	1,000,000	4,000,000	$0.35	April 21, 2010
	57,183,334		$1,159,250	4,166,667
(1)	These shares were forward split on June 29, 2007 after our directors declared a stock dividend on June 15, 2007, of 13 shares of common stock for each share outstanding.
(2)	These shares were cancelled on June 20, 2007.
*	The warrants can be exercised any time before their expiry date for one share of our common stock at the exercise price.

We sold all of these securities to non-US persons in offshore transactions, relying on the registration exemption in Rule 903 of Regulation S of the 1933 Act. We did not engage in any directed selling efforts in the United States, and each investor represented to us that the investor was not a U.S. person and was not acquiring the stock for the account or benefit of a U.S. person.  The subscription agreements included statements that the securities had not been registered pursuant to the 1933 Act and could not be offered or sold in the United States unless they are registered under the 1933 Act or an exemption from registration is available to the seller. Each investor agreed (i) to resell the securities only in accordance with the provisions of Regulation S or pursuant to registration or an exemption from registration under the 1933 Act, (ii) that we must refuse to register any sale of the securities purchased unless the sale is in accordance with the provisions of Regulation S or pursuant to registration or an exemption from registration under the 1933 Act, and (iii) not to engage in hedging transactions with the securities purchased unless the transaction complies with the 1933 Act.  The certificates representing the securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the 1933 Act and could not be resold without registration under the 1933 Act or an applicable exemption from the registration requirements of the 1933 Act.

We gave each investor adequate access to sufficient information about the company to make an informed investment decision.  We sold none of the securities through an underwriter and had no underwriting discounts or commissions; and we granted no registration rights to any of the investors.

Item 6.     Management’s Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis or Plan of Operation.

General

You should read this discussion and analysis in conjunction with our consolidated financial statements and related notes included in this Form 10-KSB.  Our inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

In this discussion, “we”, “us” or “our” refer to Red Lake Exploration, Inc. and its subsidiary.  Polymet refers to our Chilean subsidiary, Minera Polymet Limitada.

Our principal business is acquiring, exploring and developing mineral resources.  We have options to purchase mineral concessions in Chile.  Our web address is www.redlakeexploration.com. We had mineral claims in Ontario, Canada, but were not encouraged by the work that we conducted on them and let them lapse on November 27, 2007.  We have not determined whether our properties contain mineral reserves that are economically recoverable.  We have not begun significant operations and are considered an exploration stage company as defined by Statement of Financial Accounting Standard No.7 Accounting and Reporting by Development Stage Enterprises.

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results.  These policies may require that we make difficult and subjective judgments regarding uncertainties; as a result, our estimates may significantly impact our financial results.  The precision of our estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for mineral property costs, our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting policies and estimation methods consistently.

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

Financial Instruments

foreign exchange risk

We are subject to foreign exchange risk for sales and purchases denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  At the present time we do not believe that we have any material foreign currency exchange risk.

fair value of financial instruments

Our financial instruments include cash, accounts payable and accrued professional fees.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

concentration of credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash.

At January 31, 2008 and 2007, we had approximately $1,900 and $15,000, respectively in cash that was not insured by the FDIC.  This cash is on deposit with a major chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe that our cash is exposed to any significant credit risk.

Unproved Mineral Property Costs

We have been in the exploration stage since our inception on January 10, 2005 and have not yet realized any revenues from our operations except for a royalty (5% of  net mining proceeds received from the processor) that we started receiving in April 2008 from a related company that has the right to mine the Santa Rosa mineral property. We are engaged in acquiring and exploring mining properties. We expense mineral property exploration costs as we incur them. We capitalize mineral property acquisition costs when they are incurred using the guidance in Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights Are Tangible or Intangible Assets.

We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. When we determine that a mineral property can be economically developed as a result of establishing proven and probable reserves, we capitalize the costs then incurred to develop the property. We will amortize these costs using the units-of-production method over the estimated life of the probable reserve. If we abandon mineral properties or they are impaired, we will charge any capitalized costs to operations. During the twelve months ended January 31, 2008, we spent approximately $55,000 conducting groundwork on approximately twelve mineral properties of interest to us in Chile.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Our adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, our adoption of SFAS 156 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (or FIN 48), Accounting for Uncertainty in Income Taxes. Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 was effective on February 1, 2007.

We adopted the provisions of FIN 48 on February 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on our consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, we have accrued no corresponding interest and penalties. We file income tax returns in the U.S. federal, state and Chilean jurisdictions. No federal or state income tax examinations are underway in these jurisdictions. We have prior years’ net operating losses which remain open for examination.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS No. 157 was effective for us on February 1, 2008.  We do not expect that our adoption of SFAS 157 will have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. We are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, which is January 31, 2009 for us. We do not expect that our adoption of SFAS 158 will have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses quantifying the financial statement effects of misstatements; specifically, how the effects of prior years’ uncorrected errors must be considered in quantifying misstatements in the current year’s financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 on February 1, 2007.  Our adoption did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We adopted SFAS 159 effective February 1, 2008. We are in the process of determining the effect, if any, that our adoption of SFAS 159 will have on our consolidated financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 was effective for us on February 1, 2008.  We do not expect that the pronouncement will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations , which replaces SFAS 141, Business Combinations.  SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) will be effective for us on February 1, 2009.  We do not expect that our adoption of SFAS 141(R) will have a significant impact on our consolidated financial statements.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements.  Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for us on February 1, 2009.  We do not expect that our adoption of EITF 07-1 will have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 will be effective for us on February 1, 2009.  We do not expect that our adoption of SFAS 160 will have a significant impact on our consolidated financial statements.

Risks and Uncertainties

An investment in our common stock involves a number of very significant risks.

A number of known material risks and uncertainties are reasonably likely to have a material impact on our revenue, operations, liquidity and income over the short and long term. The primary risk that we face over the long term is that our mineral properties might not contain economically viable mineral deposits.  If our mineral properties do not contain economically viable deposits, this will have a material effect on our ability to earn revenue and income as we will have no minerals to sell.

A number of industry-wide risk factors affect our business.  Mineral exploration is inherently risky.  Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine.  For us to begin mining operations, we face a number of challenges, which include finding qualified professionals to conduct our exploration programs, obtaining adequate financing to continue our exploration programs, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to general revenue.

Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors.  For example, if the price of a mineral were to decline dramatically, our ore could become uneconomical to mine. We, and other companies in our business, rely on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

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

We cannot assure you that we will succeed in developing our business plan and achieving a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through the issuance of common stock until the date of this filing, and believe that we can continue to do so for the next twelve months.

Overview

On November 27, 2007 we abandoned our mineral claims in the Red Lake Mining District, Ontario, Canada.

In anticipation of acquiring properties in Chile, on August 21, 2007 we formed Minera Polymet Limitada, a Chilean limited liability company, to hold our Chilean mineral property interests.  We have a 99% interest in Minera Polymet.  Minera Polymet had no assets, liabilities or operations when we formed it.

On November 20, 2007, we acquired an option to purchase mineral properties covering 66 hectares in the III Region of Chile. On February 1, 2008, we acquired options to purchase two additional mineral properties covering a total of 880 hectares in the III Region of Chile. We are conducting groundwork on approximately nine other properties of interest to us in Chile.  Over the next year we plan to concentrate on exploring and developing our properties in Chile.

Plan of Operation

Chilean Mineral Claims

For the last twelve months, we have conducted groundwork on approximately twelve properties of interest to us in the III Region of Chile.  We have performed a considerable amount of due diligence on three of these properties.  We have also contracted with an experienced manager resident in Chile who has organized an office and expedites other resources for us, and who acts as the legal representative for Polymet.

farellon alto uno al ocho mineral properties

On September 25, 2007, a related company agreed to assign to us its option to buy the mineral concessions Farellon Alto Uno al Ocho located in the Sierra Pan de Azucar, Province of Huasco, III Region of Atacama in Chile.  We agreed to pay the assignor $250,000 when the assignment was recorded with the Conservator of Mines in Freirina, Chile.  On November 20, 2007, the assignment was recorded.  The assignor granted us an extension for the payment of $250,000 until April 30, 2008.  Under the terms of the assigned option agreement, we can buy the mining property by paying the vendor $300,000 by May 4, 2008, and a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to a minimum monthly payment of $1,000.  We have paid the assignor the $250,000 and the vendor $300,000 and have sent the transfer documents for recording in Chile. We own the Farellon property as of April 25, 2008.

The Farellon property is located in Chile's III Region in the highly prospective Candelaria iron-oxide-copper-gold (IOCG) belt, home of the Phelps Dodge Candelaria Mine.  The Candelaria copper mine has been in production since 1993 and has reported proven reserves of 283 million tonnes grading 0.64% copper.  Recent surface sampling on the Farellon property has returned values of up to 6.7% Cu, and ICP analysis of surface samples indicates mineralogy assemblages consistent with classic IOCG deposits. Historic drilling on the property has intersected sulphide and oxide mineralization to a depth of 150 meters and outlined a 1.7 kilometer strike length.  Significant intersections included:

    9m 3.72 g/T Au 2.49% Cu 0.06% Co
    3m 4.17 g/T Au 5.29% Cu 0.11% Co
    10m 1.53 g/T Au 1.31% Cu 0.04% Co
    20m 0.97 g/T Au 1.22% Cu 0.02% Co

camila mineral properties

On February 1, 2008, a related company granted us an option to acquire its option to buy the Camila mineral concessions located in the Sector of Quebrada, Commune of Vallenar, Province of Huasco, III Region of Atacama, Chile. We paid $5,000 when we signed the agreement and agreed to pay an additional $100,000 in two equal payments of $50,000 on May 23, 2008 and November 21, 2008. If we elect to exercise our option on November 21, 2008, we assume all of the optionor’s rights and obligations for the mining properties and will be required to pay the vendor $50,000 by December 7, 2008 and $100,000 by June 7, 2009. We can exercise our option to buy the mining property by paying the vendor $200,000 by December 7, 2009.  Thereafter, we must pay the vendor a royalty equal to 6% of the net sales of minerals extracted from the property for a total of $1,000,000.  The royalty payments are due monthly once exploitation begins; and the total amount is payable in full by December 7, 2011.

The Camila property is made up of four mining and exploration concessions totaling 770 hectares. The property is located in the highly prospective Candelaria IOCG Belt. The Camila property was last explored in the late 1990s by Trilogy Metals, Inc., formerly Thyssen Mining Exploration Inc., who identified two mineralized structures with up to 1.12% Cu and 7.5 g/t Au from surface grab samples.

We began exploring the Camila property on March 14, 2008. The planned exploration program consists of six drill holes totaling approximately 1000 metres of diamond drilling on two previously identified mineralized structures. The drilling will target depth extents of surface copper mineralization and coincident induced polarization anomalies identified in the previous geophysics survey. A second target along the El Zorro Vein is planned to intercept depth and strike extents of the known mineralized structure containing gold bearing hematite quartz.

santa rosa mineral properties

On February 1, 2008, a related company granted us an option to acquire its option to buy the Santa Rosa mineral concessions located in Sierra Cordon El Tomate, Province of Huasco, III Region of Atacama, Chile. We paid $9,500 when we signed the agreement and agreed to pay $8,500 per month for five months ending July 5, 2008 and $50,000 by August 5, 2008 to exercise the option, for a total exercise price of $102,000. Once we have exercised the option, we will assume the optionor’s rights and obligations and will be required to pay the vendor a total of $317,500 by June 20, 2011, on monthly terms. If we make all of these payments, we will own the property. We will still owe the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to a minimum monthly payment of $1,000.  The optionor retained the right to continue to mine the property until we exercise our option and must pay us a royalty equal to 5% of the net proceeds from the sale of ore. We received our first royalty payment in April 2008.

The Santa Rosa property is made up of two mining and exploration concessions totaling 110 hectares. The property is located in the highly prospective Candelaria IOCG belt. Recent exploration has identified multiple mineralized structures with significant alteration indicators of IOCG systems. The optionor is selling the ore that it mines to Enami, a Chilean national mining company.  The ore is returning grades of up to 19.78% copper and 13.9 grams per ton gold.

other properties

While we intend to concentrate our efforts on exploring and developing the three properties that we have, we are reviewing other interesting properties in the same general area.  We are waiting for the geological results on approximately nine other mineral properties.  On all of these properties, we have contracted with geologists to analyze the rock samples, perform due diligence, evaluate and analyze their findings, and prepare geological reports. If our initial evaluation results are promising, we intend to acquire additional Chilean mineral properties.

The acquisition and exploration of our Chilean mineral claims is subject to our obtaining the necessary funding.

Chilean Subsidiary

On August 21, 2007, we formed Minera Polymet Limitada, a limited liability company, under the laws of the Republic of Chile.  We own a 99% interest in this company, which will hold our Chilean mineral property interests.  The 1% interest that we don’t own is held for us by a Chilean resident as required by Chilean law.  He is an experienced manager who has organized an office and expedites other resources for us.  We have agreed to pay him $2,000 per month to act as the legal representative and manager.

Equity Financing

To generate working capital, on July 26, 2007, we approved a Regulation S offering for the issuance of up to 6,666,667 units at $0.30 per unit.  Each unit consists of one common share and one-half of a share purchase warrant (a total of 3,333,334 warrants).  The warrants are exercisable for two years at $0.50 per share.  On August 1, 2007, we issued 333,334 units in a private placement under this offering for cash of $100,000.  The warrants will expire on August 1, 2009.

On April 21, 2008 we completed another Regulation S offering and issued another 4,000,000 shares of our common stock for $0.25 per share and warrants exercisable, for two years, for another 4,000,000 shares at $0.35.   We realized $1 million dollars from this offering.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral properties, generate revenue from our mineral production and control production costs.  However, a failure to generate sufficient revenue or raise sufficient working capital will adversely affect our ability to achieve our ultimate business objectives.  We cannot assure you that we will be able to raise additional equity capital, locate profitable mineral properties, generate revenue from our mineral production or control production costs in the future.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our consolidated financial statements.

If we are successful in completing an equity financing, the issuance of the additional shares will result in dilution to our exiting shareholders.

Operations Review

During the year ended January 31, 2008, we had a net loss of $232,499.  At January 31, 2008, our current assets consisted of cash of $1,901.  Offsetting this cash balance, we had current obligations of $44,719 in accounts payable, $32,018 in accrued professional fees and $41,237 in amounts due to related parties, leaving us with a working capital deficit of $116,073.

Although we have raised $1,000,000 since January 31, 2008, our cash position as of the date of this filing is inadequate to satisfy our working capital needs for the next twelve months.  Over the next twelve months we will need to raise capital to cover our operating costs, fulfill our option and property purchase obligations pay for our Chilean properties and to cover any exploration or development costs on our property.

We expect our general and administrative expenses to increase due to the costs associated with setting up operations in Chile including hiring a resident manager , exploring and developing our mineral properties, and sourcing additional mineral properties.

We do not anticipate generating any revenue over the next twelve months.  We plan to fund our operations through equity financing from the sale of our common stock, private loans, joint ventures or through the sale of a part interest in our mineral properties.  We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock, private loans, joint ventures or that we will be able to sell a part interest in our mineral properties in order to cover our general and administrative expenses, acquire and develop properties in Chile, commit to pay a resident manager and set up operations in Chile.

We may consider entering into a joint venture partnership with a more senior resource company to provide the funding needed to complete our mineral exploration program in Chile.  Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in our mineral property to our joint venture partner.

Related-Party Transactions

On November 20, 2007 and February 1, 2008 we entered into option agreements to acquire options to purchase the Farellon, Santa Rosa and Camila Breccia mineral properties from a company controlled by a shareholder.

At January 31, 2008 we owed a company controlled by a director $39,010.  During the year ended January 31, 2008, we paid $54,345 in exploration fees to the same company.

At January 31, 2008 we owed a director $2,227 for expenses that this director paid on our behalf.

We do not have any loans or advances payable to our directors and we do not have any commitments to pay any administrative or directors’ fees to any related party.

On June 20, 2007, our president returned 24,500,000 restricted shares to treasury in return for $1.  We cancelled these shares.

We recognized donated rent at $250 per month and donated services provided by our president at $500 per month until April 30, 2007.  For the years ended January 31, 2008 and 2007, we recognized $750 and $3,000 respectively in donated rent, and $1,500 and $6,000 respectively in donated services.

Comparison of the Years Ended January 31, 2008 and 2007

Overall Results of Operations

During the year ended January 31, 2008, we had a net loss of $232,499, which is an increase of $188,614 from our net loss of $43,885 for the year ended January 31, 2007.  This increase in our net loss was primarily due to increases in our administrative, mineral and exploration costs, professional fees, regulatory and travel and entertainment.

We expect our net loss over the next twelve months to be significantly higher.  We do not expect to generate any revenue; and we expect our operating costs to increase due to our operations in Chile.

Revenue

We did not have any operating revenue from inception (January 10, 2005) to January 31, 2008.  We began receiving a 5% royalty in April 2008 from a related company who has the right to mine our Santa Rosa properties until we exercise our option.  To date, we have financed our activities with the proceeds of share subscriptions. From our inception on January 10, 2005, to the date of this filing, we have raised a total of $1,173,500 from private offerings of our common stock.  Due to the nature of our business, we do not expect to have operating revenue within the next year.

Operating Expenses

Our operating expenses increased by $188,614, or 430%, from $43,885 for the year ended January 31, 2007, to $232,499 for the year ended January 31, 2008.  The increase was primarily due to increases of approximately $56,000 in administrative costs, $5,000 in advertising and promotional activities, $40,000 in mineral and exploration costs, $2,000 in office costs, $54,000 in professional fees, $8,000 in regulatory costs and $29,000 in travel and entertainment costs.  These costs were partially offset by decreases in donated services of $5,000 and donated rent of $2,000.

The increase in our operating expenses was primarily due to increases in administrative costs associated with outsourcing our administration, accounting services and rent; exploration and travel costs associated with performing preliminary fieldwork and locating mineral properties in Chile; and professional and regulatory compliance costs.

Over the next twelve months, we expect our net loss to increase primarily due to the costs associated with outsourcing our administrative and accounting services and paying rent and costs associated with our mining properties in Chile, such as our option and mineral property acquisition costs; legal costs associated with our option and property acquisition agreements;  mineral exploration costs, including the cost of geologists; administrative costs, including the costs associated with having a resident manager and office in Chile; and additional travel and entertainment costs.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Liquidity, Capital Resources and Financial Position

At January 31, 2008, we had a cash balance of $1,901 and negative cash flow from operations of $113,576.

The notes to our consolidated financial statements as of January 31, 2008, disclose our uncertain ability to continue as a going concern.  We have not generated, and do not expect to generate, any revenue to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $289,572 since inception.  As of January 31, 2008, we had $117,974 in current liabilities.  When our current liabilities are offset against our current assets of $1,901, we are left with a working capital deficit of $116,073.  While we have successfully generated sufficient working capital to the date of this filing through the sale of common stock and we believe that we can continue to do so for the next year, we cannot assure you that we will succeed in generating sufficient working capital to meet our ongoing cash needs through the sale of common stock or from private loans or advances.

Net Cash Used In Operating Activities

We used $113,576 net cash in operating activities during the year ended January 31, 2008, and $232,499 to cover operating costs.  These costs were offset by increases in accounts payable of $43,417, accrued professional fees of $32,018, amounts due to related parties of $41,235, and donated services and rent of $2,250.

We intend to go to the pubic markets and raise sufficient working capital and obtain advances and loans to sustain our operating and mining activities until we become profitable.

Net Cash Used in Investing Activities

We did not have any investing activities during the year ended January 31, 2008.

Net Cash Provided By Financing Activities

Financing activities during the year ended January 31, 2008, provided net cash of $100,000.  On August 1, 2007, we issued a total of 333,334 units at $0.30 per unit in a private placement for cash of $100,000.  Each unit compromises one common share and one-half of one share purchase warrant entitling the holder to purchase one common share for $0.50.  The warrants have a two-year term ending on August 1, 2009.

Income Taxes

Table 3 sets out our deferred tax assets as of January 31, 2008 and 2007.  We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

Table 3: Deferred Tax Assets
	January 31,
	2008	2007
Federal loss carryforwards (estimated at 34%)	$64,998	$5,481
Foreign loss carryforwards	–	–
Less: valuation allowance	(64,998)	(5,481)
	$–	$–

We established a 100% valuation allowance against our deferred tax assets based on our current operating results.  If our operating results improve significantly, we may have to record our deferred taxes in our consolidated financial statements, which could have a material impact on our financial results.

Contingencies and Commitments

We had no contingencies at January 31, 2008.  We had the following long-term commitments at April 28, 2008:

On September 27, 2007, a related company assigned to us an option to purchase the Farellon mining holdings located in the Sierra Pan de Azucar, Province of Huasco, III Region of Atacama in Chile.  Under the terms of the assignment, we have agreed to pay $250,000 on or before April 30, 2008, $300,000 before May 4, 2008, and a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $600,000.  The royalty payments are due monthly once exploration begins, and are subject to a minimum monthly payment of $1,000.

On February 1, 2008, a related company assigned to us an option to purchase four mineral concessions called the Camila Breccia, located in the Sector of Quebrada Jilguero, Commune of Vallenar, Province of Huasco, III Region of Atacama, Chile. Under the terms of the assignment we paid $5,000 upon signing the agreement and have agreed to pay $50,000 by May 23, 2008, $50,000 by November 21, 2008, $50,000 by December 7, 2008, $100,000 by June 7, 2009, $200,000 by December 7, 2009 and a royalty equal to 6% of the net sales of minerals extracted from the property for a total of $1,000,000.  Any unpaid portion of the royalty is payable in full on December 7, 2011.

On February 1, 2008, a related party assigned to us an option to purchase two mineral concessions called the Santa Rosa, located in Sierra Cordon El Tomate, Quebrada de Agua Grande, Commune Freirina, Province of Huasco, III Region of Atacama, Chile. Under the terms of the assignment, we paid $9,500 upon signing the agreement and have agreed to pay $8,500 per month from April 5 to July 5, 2008, $50,000 on August 5, 2008, $7,500 per month from August 20, 2008 to August 20, 2009, $10,000 per month from September 20, 2009 to June 20, 2011 and a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $600,000.  The royalty payments are due monthly once exploration begins, and are subject to a minimum monthly payment of $1,000.

 On March 5, 2008, we entered into a diamond-drilling contract with a Chilean drilling company to conduct exploration work on the Camila and Santa Rosa mineral properties. We agreed to pay $386,145 (169,400,000 Chilean pesos) and the drilling company has agreed to complete our exploration program by June 27, 2008.  On March 18, 2008, we advanced $30,000 (12,855,000 Chilean pesos) to the exploration company to be applied against the total cost of the contract.  The drilling contract was legalized in Chile on April 15, 2008.

Contractual Obligations

Our commitments under the Farellon, Camila Breccia, and Santa Rosa assignments and the contract for the Camila and Santa Rosa drilling programs are the only contractual obligations that we have.  Table 4 summarizes contractual obligations and commitments as of April 28, 2008 for the next fiscal years.

Table 4: Contractual Obligations
		Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Option payments	$457,000	$457,000	$-	$-	$-
Partial purchase payment	967,500	395,000	522,500	50,000	-
Royalty payments	2,200,000	16,000	48,000	1,048,000	1,088,000	(1)
Drilling contract	386,145	386,145
Total	$4,010,645	$1,254,145	$570,500	$1,098,000	$1,088,000
(1)
The Farellon and Santa Rosa agreements have minimum royalty payments of $1,000 per month that are payable when exploitation begins. We do not know when exploitation will begin; in this table we have assumed that we will start exploitation in June of 2008.

Internal and External Sources of Liquidity

To date we have funded our operations by selling shares of our common stock. In April, 2008, we began receiving a 5% royalty from a related company that has the right to mine one of our properties.

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

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

You should consider each of the following risk factors and the other information in this annual report, including our financial statements and the related notes, in evaluating our business and prospects.  The risks and uncertainties that we describe below are not the only ones that impact our business.  Other risks and uncertainties not known to us or that we consider immaterial may also impact our business operations.  If any of the following risks actually occur, our business and financial results could be harmed.  In that case, the trading price of our common stock could decline.

If we do not obtain additional financing, our business plan will fail.

We have limited financial resources.  We had cash of $1,900 as of January 31, 2008.  Since then, we have raised $1 million and spent funds to, among other things, buy the Farellón property, acquire the Santa Rosa and Camila options, begin a drilling program at the Camila Breccia, organize an office in Vallenar, and complete our audit and other administrative and reporting obligations.  We have no operating revenue, and must finance our plan of operation, which consists of exploring and developing our mineral properties, entirely by other means.  Our ability to continue exploring and developing our properties will depend on our ability to develop our properties and generate operating revenue or obtain more external financing.  Mineral exploration and development are very expensive. We will need to raise significant additional capital in order to implement our plan of operation.

The sources of external financing available to us for these purposes include public or private offerings of equity and debt, strategic alliances or joint ventures with more experienced and better financed mining companies, selling some of our mineral properties, or any combination of these alternatives.  These financing alternatives may not be available to us on acceptable terms, or at all.  If additional financing is not available, we may have to postpone the development of our mineral properties or sell them.

If we fail to make required payments on our mineral properties, we could lose our rights to the properties.

To retain our interest in our mineral properties for the next 12 months, we have to make payments totaling $293,000 to the property owners to keep the option agreements in good standing.  If we fail to make all of these payments we will lose our interests in some or all of our mineral properties.

Our auditors have expressed substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

Our accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in Note 1 to the financial statements, we were incorporated on January 10, 2005.  Except for approximately $3,000 of royalty income that we have recently received from Minera Farellón from their mining the Santa Rosa, we have not generated any revenue since inception and have accumulated losses.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

As a result of only recently starting our business operations, we face a high risk of business failure.

We were incorporated on January 10, 2005 and to date have been involved primarily in organizational activities, acquiring mineral properties and obtaining financing.  We have not earned any revenue other than a nominal royalty from the local miner who is mining the Santa Rosa property, and have, as a result, never had a profit.  You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of these enterprises. The likelihood of success must be considered in the light of the costs, difficulties, complications and delays encountered in connection with our proposed exploration programs.  These potential problems include, but are not limited to, the unavailability of human or equipment resources, and costs and expenses that exceed our estimates.  We have no history upon which to base any assumption about whether our business will prove successful, and we cannot assure you that we will ever generate revenue from our operations or realize a profit.  If we are unsuccessful in addressing these risks our business will probably fail.

We expect to incur operating losses for the foreseeable future, which could cause us to run out of funds.

We have earned no revenue and never been profitable.  Before we complete any exploration on our properties, our operating expenses could increase without our realizing any revenues from our mineral properties, which could cause us to run out of funds.  If this happens, our business will probably fail.

If we do not find a joint venture partner for the development of our mineral properties, we may not be able to develop them.

If our exploration programs are successful, we may try to form a joint venture with a partner for further exploration and development of our mineral properties.  We would face competition from other junior mineral resource exploration companies who have properties that they believe have more potential for higher economic returns and lower investment costs.  If we entered into a joint venture, we would probably have to assign a percentage of our interest in our mineral properties to the joint venture partner.  If we are unable to find a suitable joint venture partner, we could fail to find the required funding for further exploration and eventual production.

Access to our mineral properties could be restricted by inclement weather, which could delay our proposed mineral exploration program and prevent us from generating revenue.

Our properties are located in the Atacama Desert, the driest desert in the world, and no higher than 800 metres above sea level. The weather where our properties are located is generally the same all year—warm and dry.  Rain rarely falls, although heavy rain has been known to fall at least once a decade.  If heavy rain should fall, access to our properties could be restricted during the rainfall.  We do not believe that weather will be a significant factor in our operations.

In some instances members of the board of directors may be liable for losses incurred by holders of our common stock.  If a shareholder were to prevail in such an action in the U.S., it may be difficult for the shareholder to enforce the judgment against any of our three board members who are not U.S. residents.

In certain instances, such as trading securities based on material non-public information, a director may incur liability to shareholders for losses sustained by the shareholders as a result of the director’s illegal or negligent activity.  However, all of our directors live and maintain a substantial portion of their assets outside the United States.  As a result it may be difficult or impossible to effect service of process within the U.S. upon these directors or to enforce in the U.S. courts any judgment obtained here against them predicated upon any civil liability provisions of the U.S. federal securities laws.

Foreign courts may not entertain original actions predicated solely upon U.S. federal securities laws against these directors; and judgments predicated upon any civil liability provisions of the U.S. federal securities laws may not be directly enforceable in foreign countries.

As a result of the foregoing, it may be difficult or impossible for a shareholder to recover from any of these directors if, in fact, the shareholder is damaged as a result of a director’s negligent or illegal activity.

Mineral exploration is highly speculative and risky: we might not find economic mineral deposits on our properties.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk.  We cannot assure you that our mineral properties contain economic mineral deposits.  Our exploration program might not result in the discovery of economically viable mineral deposits.  Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, we may be unable to complete our plan of operation.

Mineral exploration is hazardous: we could incur liability or damages as we conduct our business due to the dangers inherent in mineral exploration.

The search for minerals is hazardous.  We could become liable for hazards such as pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  We have no insurance for these kinds of hazards, nor do we expect to get such insurance for the foreseeable future.  If we were to suffer from such a hazard, the costs of rectifying it could exceed our asset value and require that we liquidate our assets.

We must comply with government regulations affecting mineral exploration, which could increase the time and cost of our exploration programs.

Our business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time.  We cannot predict what legislation or revisions might be proposed that could affect our business or when any such proposals, if enacted, might become effective.  Such changes, however, could require more capital and increase our operating expenditures, which could prevent or delay some of our operations.

Our exploration activities are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, and protection of endangered and other special status species.  Our ability to successfully obtain key permits and approvals to explore and develop mineral properties and to successfully operate in Chile will depend on our ability to explore and develop our properties in a manner that is consistent with the creation of social and economic benefits in the surrounding communities.  Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely impacted by real or perceived detrimental events associated with our activities or those of other mining companies affecting the environment, human health and safety or the surrounding communities.  Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could adversely affect our financial condition or the results of our operations.

We could be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  Delays in obtaining or failure to obtain government permits and approvals could adversely affect our operations, including our ability to explore or develop properties, start producing or continue our operations.  We expect to spend significant amounts to comply with such laws and regulations and, to the extent possible, create social and economic benefit in the surrounding communities.  While we include the costs of regulatory compliance in the budget for our mineral exploration programs, new regulations could increase the time and costs of doing business and prevent us from carrying out our mineral exploration programs within our budget.

If we do not comply with applicable environmental and health and safety laws and regulations, we could be fined, enjoined from continuing our operations, have our permits suspended or revoked, and suffer other penalties.  We cannot assure you that we have fully complied or will always fully comply with the laws and regulations that apply to us and our environmental and health and safety permits, or that we have all the permits that we need.  The costs and delays associated with compliance with these laws, regulations and permits could stop us from developing a project or operating or further developing a mine on our properties, and could materially adversely affect our business, the results of our operations and financial condition.  We could be liable for the costs of addressing contamination at the site of current or former activities or at third-party sites.  We could be liable for exposure to hazardous substances.  The costs associated with such liabilities could be significant.

We might not be able to market any minerals that we find on our mineral properties due to market factors that are beyond our control.

The mining industry, in general, is intensely competitive and we cannot assure that, even if we discover economic minerals, we will find a ready market for our minerals.  Many factors beyond our control affect the marketability of minerals.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting minerals and environmental protection.  We cannot accurately predict the effect of these factors, but any combination of these factors could result in an inadequate return on invested capital.

We conduct operations in a foreign jurisdiction, and are subject to certain risks that may limit or disrupt our business operations.

Our head office is in Canada; and our mining operations are in Chile.  Mining investments are subject to the risks normally associated with the conduct of  any business in foreign countries including uncertain political and economic environments; wars, terrorism and civil disturbances; changes in laws or policies, including those relating to imports, exports, duties and currency; cancellation or renegotiation of contracts; royalty and tax increases or other claims by government entities, including retroactive claims; risk of loss due to disease and other potential endemic health issues; risk of expropriation and nationalization; delays in obtaining or the inability to obtain or maintain necessary governmental permits; currency fluctuations; restrictions on the ability of local operating companies to sell gold, copper or other minerals offshore for U.S. dollars, and on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts; import and export regulations, including restrictions on the export of gold, copper or other minerals; limitations on the repatriation of earnings; and increased financing costs.

These risks could limit or disrupt our exploration programs, restrict the movement of funds, cause us to spend more than we expected or required, or deprive us of contract rights or result in our operations being nationalized or expropriated without fair compensation, and could materially adversely affect our financial position or the results of our operations.  If a dispute arises from our activities in Chile, we could be subject to the exclusive jurisdiction of courts outside North America, which could adversely affect the outcome of the dispute.

We hold a significant portion of our cash in United States dollars, which could weaken our purchasing power in other currencies and limit our ability to conduct our exploration programs.

Currency fluctuations could affect the costs of our operations and affect our operating results and cash flows.  Gold and copper are sold throughout the world based principally on the U.S. dollar price, but most of our operating expenses are incurred in local currencies, such as the Canadian dollar and the Chilean peso.  The appreciation of other currencies against the U.S. dollar can increase the costs of our operations.

We hold a significant portion of our cash in United States dollars.  Currency exchange rate fluctuations can result in conversion gains and losses and diminish the value of our United States dollars.  If the United States dollar declined significantly against the Canadian dollar or the Chilean peso, our US-dollar purchasing power in Canadian dollars and Chilean pesos would also significantly decline and we would not be able to afford to conduct our mineral exploration programs.  We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

We do not expect to declare or pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain any earnings to develop, carry on, and expand our business.

“Penny Stock” rules may make buying or selling our common stock difficult, and severely limit their market and liquidity.

Trading in shares of our common stock is subject to regulations adopted by the SEC commonly known as the “penny stock” rules.  These rules govern how broker-dealers can deal with their clients and penny stocks.  The additional burdens imposed upon broker-dealers by the penny stock rules could discourage broker-dealers from participating in transactions involving shares of our common stock, which could severely limit their market price and liquidity.  Under the penny stock rules, broker-dealers participating in penny-stock transactions must first deliver to their customer a risk disclosure document describing the risks associated with penny stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies, and certain market and other information.  The broker-dealer must determine the customer’s suitability for penny- stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer.  The effect of these restrictions can decrease broker-dealers’ willingness to make a market in our shares of common stock, decrease the liquidity of our common stock, and increase transaction costs for sales and purchases of our common stock as compared to other securities.

Item 7.     Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Red Lake Exploration, Inc.

We have audited the accompanying consolidated balance sheet of Red Lake Exploration, Inc. (an exploration stage company), as of January 31, 2008 and the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Red Lake Exploration, Inc. (an exploration stage company), as of January 31, 2007 were audited by other auditors, whose report dated April 23, 2007, on those statements included an explanatory paragraph that described the uncertainty of the Company’s ability to continue as a going concern discussed in Note 3 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lake Exploration, Inc. (an exploration stage company) as of January 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP
Irvine, California April 25, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Red Lake Exploration, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheet of Red Lake Exploration, Inc. (An Exploration Stage Company) as of January 31, 2007 and the related statements of operations, cash flows and stockholders’ equity for the year then ended and accumulated from January 10, 2005 (Date of Inception) to January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Red Lake Exploration, Inc. (An Exploration Stage Company) as of January 31, 2007 and the results of its operations and its cash flows for the year then ended and accumulated from January 10, 2005 (Date of Inception) to January 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenue and has accumulated losses since inception and will need additional equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS

Vancouver, Canada
April 23, 2007

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2008 AND 2007

	2008	2007

ASSETS

Current assets:

Cash	$1,901	$15,477

Total assets	$1,901	$15,477

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:

Accounts payable	$44,719	$1,299
Accrued professional fees	32,018	-
Due to related parties	41,237	1

Total liabilities	117,974	1,300

Commitments and contingencies

Stockholders' (deficit) equity:
Common stock, $0.001 par value, authorized 200,000,000,
53,183,334 and 77,350,000 issued and outstanding
at January 31, 2008 and January 31, 2007, respectively	53,183	77,350
Additional paid in capital	120,316	(6,100)
Deficit accumulated during exploration stage	(289,572)	(57,073)

Total stockholders' (deficit) equity	(116,073)	14,177

Total liabilities and stockholders' (deficit) equity	$1,901	$15,477

The accompanying notes are an integral part of these consolidated financial statements

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From
			January 10,
			2005
	For the Years		(Inception) to
	Ended January 31,		January 31,
	2008	2007	2008

Operating Expenses:
Administrative	$56,368	$541	$56,909
Advertising and promotion	4,837	-	4,837
Bank charges and interest	263	514	907
Donated rent	750	3,000	4,750
Donated service fees	1,500	6,000	9,500
Mineral and exploration costs	54,345	13,953	68,298
Office	2,061	-	2,061
Professional fees	72,747	18,250	91,822
Regulatory	9,830	1,607	11,670
Travel and entertainment	29,131	-	29,131
Impairment loss on mineral property costs	-	-	9,000
Foreign exchange	667	20	687

Net loss for the period	$(232,499)	$(43,885)	$(289,572)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	62,348,174	77,350,000

The accompanying notes are an integral part of these consolidated financial statements

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO JANUARY 31, 2008

				Deficit
	Common Stock Issued			Accumulated
	Number		Additional	During the
	of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-

Net loss	-	-	-	(825)	(825)

Balance at January 31, 2005	-	-	-	(825)	(825)

Common stock issued for cash	77,350,000	77,350	(18,100)	-	59,250
Donated services	-	-	3,000	-	3,000
Net loss	-	-	-	(12,363)	(12,363)

Balance at January 31, 2006	77,350,000	77,350	(15,100)	(13,188)	49,062

Donated services	-	-	9,000	-	9,000
Net loss	-	-	-	(43,885)	(43,885)
					-
Balance at January 31, 2007	77,350,000	77,350	(6,100)	(57,073)	14,177

Donated services	-	-	2,250	-	2,250
Return common shares to treasury	(24,500,000)	(24,500)	24,499	-	(1)
Common stock issued for cash	333,334	333	99,667	-	100,000
Net loss	-	-	-	(232,499)	(232,499)

Balance at January 31, 2008	53,183,334	$53,183	$120,316	$(289,572)	$(116,073)

On June 15, 2007, the Company declared a forward split of 13 new common shares for every one common share outstanding. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			January 10,
			2005
	For the Years		(Inception) to
	Ended January 31,		January 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(232,499)	$(43,885)	$(289,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	2,250	9,000	14,250
Impairment loss on mineral property costs	-	-	9,000
Changes in operating assets and liabilities:
Accounts payable	43,420	1,300	44,720
Accrued professional fees	32,018	-	32,018
Due to related parties	41,235	-	41,235

Net cash used in operating activities	(113,576)	(33,585)	(148,349)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(9,000)

Net cash used in investing activities	-	-	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	-	159,250

Net cash provided by financing activities	100,000	-	159,250

(Decrease) increase in cash during the period	(13,576)	(33,585)	1,901

Cash, beginning of period	15,477	49,062	-

Cash, end of period	$1,901	$15,477	$1,901

Supplemental disclosures:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash financing transaction:
Acquisition of 24,500,000 common shares	$1	$-	$1

The accompanying notes are an integral part of these consolidated financial statements

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Red Lake Exploration, Inc. (the Company or Red Lake) was incorporated on January 10, 2005, under the laws of the State of Nevada. On August 21, 2007, Red Lake acquired a 99% interest in Minera Polymet Limitada (Polymet), a limited liability company formed on August 21, 2007, under the laws of the Republic of Chile.

Red Lake is involved in the acquisition and exploration of mineral resources.  On November 20, 2007, through Polymet, the Company acquired an option on mineral holdings in Chile.  On November 27, 2007, Red Lake abandoned their mineral claims in Ontario, Canada.  The Company has not determined whether its properties contain mineral reserves that are economically recoverable.  In these notes, the terms “Company”, “we”, “us” or “our” mean Red Lake Exploration, Inc. and its subsidiary whose operations are included in these consolidated financial statements.

Exploration Stage

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars.  Red Lake has not produced any revenues from its principal business or commenced significant operations and is considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises.

The Company is in the early exploration stage.  In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business.  These consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The Company’s continuation as a going concern and its ability to emerge from the exploration stage with any planned principal business activity is dependent upon the continued financial support of its shareholders and its ability to obtain the necessary equity financing and attain profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These consolidated financial statements include the financial statements of Red Lake and Polymet, its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated from the consolidated financial results.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.  At January 31, 2008 and 2007, the Company had no cash equivalents.

Financial Instruments

Foreign Exchange Risk

The Company is subject to foreign exchange risk for sales and purchases denominated in foreign currencies.  The functional currency for Polymet is the Chilean peso.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  The Company does not believe that it has any material risk to its foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable and accrued professional fees.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash.

At January 31, 2008 and 2007, the Company had approximately $1,900 and $15,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Company’s consolidated financial statements are based on a number of significant estimates, including an estimate for accrued professional fees.

Revenue Recognition

Mining revenue will be recognized as income when minerals are produced and sold.  Interest revenue is recognized at the end of each month.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  The Company’s only long-lived asset is its unproven mineral interests.  At January 31, 2008 and 2007 the Company had no impairment losses with respect to its unproven mineral interests.

Unproved Mineral Property Costs

The Company has been in the exploration stage since its inception on January 10, 2005 and has not yet realized any revenues from its operations. It is primarily engaged in acquiring and exploring mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights Are Tangible or Intangible Assets. The Company assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At January 31, 2008 and 2007, the Company did not have any asset retirement obligations.

Income Taxes

Income tax expense is based on pre-tax financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.  SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires that the expense for stock compensation be recorded based on a fair value method.

The Company follows the “modified prospective method”, which requires the Company to recognize compensation costs for all share-based payments, whether granted, modified or settled, in its consolidated financial statements.

Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources.  The Company had no comprehensive income for the years ended January 31, 2008 and 2007.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per common share includes the dilution that could occur upon the exercise of options and warrants to acquire common stock, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares that the Company could have repurchased with the proceeds from the exercise of options and warrants (which are assumed to have been made at the average market price of the common shares during the reporting period).

Potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would be anti-dilutive.

At January 31, 2008 and 2007, the Company had 53,183,334 and 77,350,000, shares of common stock issued and outstanding, respectively, 166,667, and 0 warrants outstanding, respectively and no outstanding options or convertible debt.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In March 2006, the FASB issued SFAS No. 156 (SFAS 156), Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes; prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective beginning February 1, 2007.

The Company adopted the provisions of FIN 48 on February 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal, state and Chilean jurisdictions. No federal, state income tax examinations are underway in these jurisdictions. The Company has prior years’ net operating losses which remain open for examination.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS No. 157 will be effective for the Company beginning on February 1, 2008.  The adoption of SFAS 157 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of a defined benefit post retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior years’ uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 on February 1, 2007.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company plans to adopt SFAS 159 effective February 1, 2008. The Company is in the process of determining the effect, if any, that the adoption of SFAS 159 will have on their consolidated financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 will be effective for the Company on February 1, 2008.  The pronouncement is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) will be effective for the Company on February 1, 2009.  We do not expect the adoption of SFAS 141(R) to have a significant impact on our consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements.  Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for the Company on February 1, 2009.  We do not expect the adoption of EITF 07-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 will be effective for the Company on February 1, 2009.  We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. At January 31, 2008, the Company had negative working capital of $116,073 and accumulated losses of $289,572 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 4 – RELATED-PARTY TRANSACTIONS

At January 31, 2008 and 2007, the Company owed a company controlled by a director $39,010 and $0, respectively. During the years ended January 31, 2008 and 2007, the Company paid or accrued $54,345 in exploration fees to the same company.

At January 31, 2008 and 2007, the Company owed its president $2,227 and $0 for expenses the president paid on behalf of the Company.

On November 20, 2007, the Company entered into an agreement to acquire an option to purchase the Farellon Alto Uno al Ocho mineral properties from a company controlled by a shareholder.  (Notes 5 and 11)

The Company recognized donated rent at $250 per month and donated services provided by the president of the Company at $500 per month until April 30, 2007. For the years ended January 31, 2008 and 2007, the Company recognized $750 and $3,000 respectively in donated rent and $1,500 and $6,000 respectively in donated services.

On June 20, 2007 the president of the Company returned 24,500,000 restricted shares to treasury for consideration of $1.  (Note 6)

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 5 – UNPROVED MINERAL PROPERTIES

Canadian Unproved Mineral Properties

The Company entered into an agreement on November 15, 2005, whereby it acquired a 100% interest in three mineral claims, comprising an area of 413.3 hectares, located in the Red Lake mining district in Ontario, Canada, for $9,000 in cash. On November 20, 2007, the Company abandoned these claims.

Chilean Unproved Mineral Properties

On September 25, 2007, Polymet entered into an agreement to acquire by assignment the option to purchase the Farellon Alto Uno al Ocho mineral properties located in the Sierra Pan de Azucar, Province of Huasco, III Region of Atacama in Chile from a related company.  Under the terms of the agreement we agreed to pay $250,000 to a related company to exercise the option when the assignment agreement was recorded with the registrar of the Registrar of Mines.  Once the option is exercised, the Company can purchase the mining property by paying $300,000 by May 4, 2008, and a royalty equal to 1.5% of the net sales of minerals extracted from the property up to a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month.  On November 20, 2007, the assignment of the option on the mineral holdings was recorded with the registrar in Chile.  On November 20, 2007, the Company entered into an amendment to the September 25, 2007 agreement whereby the option payment date was changed to April 30, 2008.  (Notes 4, 8 and 11)

NOTE 6 - COMMON STOCK

On August 1, 2007, the Company issued 333,334 units at $0.30 per unit by way of a private placement for cash of $100,000. Each unit compromises one common share and ½ of one common share purchase warrant (a total of 166,667 common stock purchase warrants).  Two warrants entitle the holder to purchase one common share for $0.50. The warrants have a two-year term and will expire on August 1, 2009.  (Note 7)

On June 20, 2007 the Company acquired  24,500,000 shares from the president for consideration of $1.  Upon acquisition, these shares were cancelled.  (Note 4)

On June 19, 2007, the Company increased its authorized capital from 75,000,000 to 200,000,000 common shares with a par value of $0.001 per share.

On June 15, 2007, the Company declared a 13 common share for every one common share, forward stock split.   All share amounts were retroactively adjusted for all periods presented.

On January 31, 2006, the Company issued 10,850,000 (post forward split) shares of common stock at a price of $0.0035714 per share for proceeds of $38,750.

On October 28, 2005, the Company issued 24,500,000 (post forward split) shares of common stock at a price of $0.0007143 per share for proceeds of $17,500.

On October 3, 2005, the Company issued 42,000,000 (post forward split) shares of common stock to its president at the price of $0.00007143 per share for proceeds of $3,000.

For subsequent issuances refer to Note 11.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 7 – WARRANTS

All of Red Lakes’ warrants were issued in connection with the issuance of units (one common share and ½ common share purchase warrant).  (Notes 6 and 11)

During the years ended January 31, 2008 and 2007, the following share purchase warrants were granted:

	2008	2007

Balance at the beginning of the period	-	-

Warrants granted	166,667	-
Balance at the end of the period	166,667	-

NOTE 8 - COMMITMENTS

Our commitments under the Farellon agreement are the only contractual obligations that we had at January 31, 2008.  The following table contains information regarding total contractual obligations and commitments as of January 31, 2008.  (Notes 5 and 11)

Future minimum payments	Option payment	Partial purchase payment	Royalty payments*

2009	$250,000	$300,000	$8,000
2010	-	-	12,000
2011	-	-	12,000
2012	-	-	12,000
2013	-	-	12,000
After 2013	-	-	544,000
Total future minimum payments	$250,000	$300,000	$600,000
* Assuming the Company commences exploitation in June of 2008 (Note 5)

NOTE 9 – ACQUISITION OF BUSINESS

The Company formed and acquired Polymet on August 21, 2007 and accounted for the acquisition by the purchase method of accounting.  Polymet did not have any net assets or operations on the date of acquisition.  The Company paid US$1,895 to acquire a 99% interest in Polymet.

Pro-forma operating results for the Company, assuming the acquisition of Polymet occurred on January 31, 2007, have not been provided because Polymet was not formed at January 31, 2007 and there would be no material difference in the financial information presented.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 10 – INCOME TAXES

Income tax expense has not been recognized for the years ended January 31, 2008 and 2007 and no taxes were payable at January 31, 2008 or 2007, because the Company has incurred losses since its inception. Red Lake is subject to United States federal and state taxes and Polymet is subject to federal taxes in Chile.

The components of the Company’s net operating losses for the years ended January 31, 2008 and 2007, were:

	2008	2007

United States	$(175,050)	$(14,932	)-
Chile	-	-
	$(175,050)	$(14,932)

At January 31, 2008 and 2007, the Company had the following deferred tax assets that primarily relate to net operating losses.  The Company established a 100% valuation allowance, as management believes it is more likely than not that the deferred tax assets will not be realized.

	2008		2007

Federal loss carryforwards (effective rate 34%)		$64,998		$5,481
Foreign loss carryforwards		-		-
		64,998		5,481

Less: valuation allowance		(64,998)		(5,481)
	$	---	$	---

The Company’s valuation allowance increased during 2008 and 2007 by $59,517 and $5,077, respectively.

The Company had the following net operating loss carryforwards (NOLs) at January 31:

	2008	2007

United States of America	$191,170	$16,120
Chile	-	-
	$191,170	$16,120

The federal NOLs expire through January 31, 2028.  The Company is a Nevada corporation and is not subject to state taxes.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 11 – SUBSEQUENT EVENTS

Unproved Chilean Mineral Properties

Farellon Alto Uno al Ocho Mineral Properties

On April 25, 2008, we exercised the option to acquire the option to purchase the Farellon Alto Uno al Ocho mining holdings by paying $250,000 to the optionor.  (Notes 4, 5 and 8)

On April 25, 2008, in accordance with the terms of the option to purchase the Farellon Alto Uno al Ocho mineral properties, as required, we paid $300,000 to the owner of the Farellon Alto Uno al Ocho mineral properties.  (Notes 5 and 8)

Camila Mineral Properties

On February 1, 2008, Polymet entered into an option agreement with a related company to acquire mining concession whereby Polymet agreed to acquire an option to purchase the Camila, Camila Dos, Camila Tres and Camila Cuatro mineral properties, located in Quebrada Jilguero, Commune of Vallenar, Province of Huasco, III Region of Atacama in Chile.  Under the terms of the agreement, we paid $5,000 on February 1, 2008 and have agreed to pay $50,000 on or before May 23, 2008 and $50,000 on or before November 21, 2008 to exercise the option.  Once the option is exercised with the optionor, we are required to pay $50,000 on or before December 7, 2008 and $100,000 on or before June 7, 2009 to the owners of the property to exercise the property purchase option.  Once the option with the property owners is exercised, the Company can purchase the mining property by paying $200,000 to the owners on or before December 7, 2009 and a royalty equal to 6% of the net sale of minerals extracted from the property up to a total of $1,000,000.  To complete the acquisition of the mineral properties, the full $1,000,000 or unpaid portion is due and payable by December 7, 2011. The assignment of the option from the related company to Polymet still has to be legalized in Chile and recorded in the register of the Registrar of Mines. (Notes 5 and 8)

Santa Rosa Mineral Properties

On February 1, 2008, Polymet entered into an option agreement with a related company to acquire mining concessions whereby Polymet agreed to acquire an option to purchase the Santa Rosa Uno Al Seis and Porfiada Uno Al Diez mining properties, located in Sierra Cordon El Tomate, Quebrada de Agua Grande, Commune of Freirina, Province of Huasco, III Region of Atacama in Chile.  Under the terms of the agreement we paid $9,500 on February 1, 2008, and have agreed to pay $8,500 per month from March 5, 2008 to July 5, 2008 and $50,000 on or before August 5, 2008 to exercise the option.  Once the option is exercised with optionor, we are required to pay $7,500 per month from August 20, 2008 to August 20, 2009 and $10,000 per month from September 20, 2009 to June 20, 2011 to the owner of the property to exercise the property purchase option.  Once the option with the property owners is exercised, the Company will owe the owners of the property a royalty equal to 1.5% of the net sale of minerals extracted from the property to a total of $600,000, subject to a minimum monthly payment of $1,000 once exploitation begins until the total purchase price of $600,000 is reached.  The optionor has the right to extract minerals from the property until August 5, 2008, and must pay the Company a royalty equal to 5% of the net proceeds it receives from the processor.  The assignment of the option from the related company to Polymet has been legalized in Chile and sent to the Registrar of Mines for recording. (Notes 5 and 8)

During April 2008, the Company received approximately $3,000 in royalties from the optionor from minerals extracted, in respect of the 5% royalty.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 11 – SUBSEQUENT EVENTS, continued

Unproved Chilean Mineral Properties, continued

Drilling Contract

On March 5, 2008, we entered into a diamond-drilling contract with a Chilean drilling company, whereby the Chilean drilling company has agreed to conduct exploration work on the Camila and Santa Rosa mineral properties. Under the terms of the contract the Company has agreed to pay $386,145 (169,400,000 Chilean pesos) and the drilling company has agreed to complete an exploration program by June 27, 2008.  On March 18, 2008, we advanced $30,000 (12,855,000 Chilean pesos) to the exploration company, to be applied against the total cost of the contract.  On April 15, 2008, the drilling contract was legalized in Chile.  (Notes 5 and 8)

Private Placements

On April 21, 2008, the Company received subscriptions from four subscribers for a total of 4,000,000 units at $0.25 per unit by way of a private placement for cash of $1,000,000.  Each unit consists of one share of common stock and one common stock purchase warrant entitling the holder to purchase one share of common stock for $0.35.  The warrants have a term of two years and will expire on April 21, 2010.  (Notes 6 and 7)

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 17, 2008, our board of directors approved a change in our independent registered public accounting firm.  None of the reports of Manning Elliott LLP on our financial statements for the past two years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Although audited statements prepared by Manning Elliott LLP contained a going concern qualification, the financial statements did not contain any adjustments for uncertainties stated in them, nor have we had, at any time, disagreements with Manning Elliott LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On April 17, 2008, we engaged the accounting firm of Mendoza Berger & Company, L.L.P., in Irvine, California, to serve as our independent accountants and audit our consolidated financial statements beginning with the period ended January 31, 2008.  We did not consult with Mendoza Berger & Company, L.L.P. regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on our consolidated financial statements or on any other matter before we engaged them as our independent auditors.

Item 8A.  Controls and Procedures

Evaluation on controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  We undertook our evaluation in consultation with our accounting personnel.  Based on that evaluation, the president and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information that we must disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 8A(T).  Controls and Procedures
(a) Management's report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of the end of our fiscal year.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

(b) Changes in internal control over financial reporting

We did not make any changes in our internal control over financial reporting during the fourth quarter of the 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

During the fourth quarter of the fiscal year covered by this annual report on Form 10-KSB, we reported all information that we are required to disclose in a report on Form 8-K.

PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

We have two directors and executive officers.  Each director holds office until the next annual meeting of the stockholders, a successor has been elected and qualified, or the director resigns.  In Chile, Polymet has one legal representative, which is similar to a director, and a manager, which is similar to a president.

Our directors and their executive offices are described in Table 5.

Table 5: Directors and Officers
Name	Age	Position
Caitlin Jeffs	32	Director, president, chief executive officer, chief financial officer, treasurer and corporate secretary
Michael Thompson	38	Director, vice-president of exploration
Kevin Mitchell	47	Legal representative, manager, Minera Polymet Limitada

During the past five years, none of our officers or directors has

•	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,
•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities,

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated, or

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

Biographical Information

Caitlin Jeffs, P. Geo.  Ms. Jeffs has been a director since October 2007 and our president, CEO and CFO since April 21, 2008.  Ms. Jeffs has been a geologist since 2002.  Ms. Jeffs graduated from the University of British Columbia in 2002 with an honours bachelor of science in geology.  She is a professional geologist on the register of the Association of Professional Geoscientists of Ontario.  She worked for Placer Dome (CLA) Ltd. in Canada from February 2003 until May 2006.  She has been a self-employed consulting geologist since May 2006.  She is an owner and the general manager of Fladgate Exploration Consulting Corporation in Ontario, Canada.

Michael Thompson, P. Geo. Mr. Thompson has been a director since October 2007 and our vice-president of exploration since April 2008.  Mr. Thompson graduated from the University of Toronto in 1997 with an honours bachelor of science in geology.  He is a professional geologist on the register of the Association of Professional Geoscientists of Ontario.  He worked in Canada for Teck Cominco Limited from 1999 until 2002 and Placer Dome (CLA) Ltd. from January 2003 until May 2006.  He has been a self-employed consulting geologist since May 2006.  He is an owner and the president of Fladgate Exploration Consulting Corporation in Ontario, Canada.

Kevin Mitchell.  Mr. Mitchell has been the legal representative and manager of Minera Polymet Limitada since it was formed in July 2007.  He is a Canadian who has lived in Chile for more than twenty years.  He has owned and operated a heavy equipment company for all of that time, mainly servicing the mining industry. Since 2007 he has been the legal representative and manager of Minera Farellón Limitada, a Chilean company that investigates potential projects, conducts due diligence reviews, and provides logistical support.

Significant Employees

We have no significant employees other than Caitlin Jeffs and Michael Thompson, who are the directors and officers of Red Lake, and Kevin Mitchell, who is Polymet’s legal representative and manager in Chile.

Family Relationships

There are no family relationships among the directors, executive officers or persons whom we have chosen or nominated to be directors or executive officers, with the exception that Caitlin Jeffs and Michael Thompson live at the same address as a family.

Compliance with Section 16(a) of the Exchange Act

We have filed all reports with the SEC on a timely basis and are not aware of any failures to file a required report during the period covered by this annual report, except that neither John Di Cicco, Caitlin Jeffs, and Michael Thompson filed a Form 5 or informed us in writing that a Form 5 was not required.

Nomination Procedure for Directors

We have no procedure for shareholders to recommend nominees to our board of directors.

Audit Committee Financial Expert

We do not have a financial expert.  We have retained the services of an experienced accounting and administrative firm which performs our accounting functions and advises us on financial matters.

Audit Committee

We do not have an audit committee.  Our directors, neither of whom meets the independence requirements for an audit committee member, perform this function.  They are responsible for selecting and overseeing our independent accountants, establishing procedures for receiving and treating complaints regarding accounting, internal controls and auditing matters, establishing procedures for our employees to express their concerns about accounting and auditing matters, and engaging outside advisors.

As of January 31, 2008, we did not have a written audit committee charter or similar document.

Code of Ethics

We adopted a code of ethics that applies to all of our directors, executive officers and employees.  We have filed it as described in Exhibit 14–Financial Code of Ethics and will send a copy of it to any person on request free of charge.  Your requests should be in writing and addressed to Ms. Caitlin Jeffs and mailed to 195 Park Avenue, Thunder Bay ON P7B 1B9 or emailed to info@redlakeexploration.com.  We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.  Executive Compensation

We paid compensation to our named executive officers during the 2007 and 2008 fiscal years as set out in Table 6.

Table 6: Summary Compensation Table
Name and principal position	Year	All other compensation ($)	Total ($)
(a)	(b)	(i)	(j)
Caitlin Jeffs CEO, CFO, Apr 2008–present	2007 2008	– $54,345 (1)	– $54,345
Michael Thompson VP–Exploration, Apr 2008–present	2007 2008	– $54,345(1)	– $54,345
Kevin Mitchell Manager, Minera Polymet Limitada July 2007–present	2007 2008	– –	– –
John Di Cicco CEO, CFO, Jan 2005 – Apr 2008	2007 2008	$9,000(2) $2,250(2)	– –
(1) Paid to a company controlled by Caitlin Jeffs and Michael Thompson for geological consulting services. (2) Donated rent and services.

Since our inception on January 10, 2005, we have paid no other compensation to our executive officers. We have no employment agreements with any of our executive officers, nor have we issued any options or other equity-based awards to our executive officers.  We have a new president as of April 21, 2008.  We are negotiating a compensation plan for her services as our president.  We have agreed to pay our legal representative and manager in Chile $2,000 per month for his services, but have not finalized or formalized this agreement in writing.

We have no other agreements with any named executive officer, and no employment agreements or other compensation plans or arrangements with any named executive officer for specific compensation on the resignation, retirement, other termination of employment, or from a change of control or in a named executive officer’s responsibilities following a change in control.

We have not granted any stock options, stock appreciation rights, or long-term incentive plans.

We have no arrangements to compensate any of our directors for their services as directors.

Item 11.  Security Ownership of Certain Beneficial Holders and Management

Table 7 shows the beneficial ownership, on April 28, 2008, of shares of our common stock held by all five-percent shareholders, executive officers and directors.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 28, 2008 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Table 7: Beneficial Ownership
	Beneficial Ownership		Percentage
			of
Name and Address of Beneficial Owner	Number	Nature	Class*

Directors and Executive Officers

Caitlin Jeffs 195 Park Avenue Thunder Bay ON P7B 1B9	2,520,000	Direct	4.41

Michael Thompson 195 Park Avenue Thunder Bay ON P7B 1B9	40,000	Direct	.14(1)

Kevin Mitchell Baldomero Lillo 3260 Vallenar, Huasco III Region, Chile	7,500,010	Direct	13.12

Directors and executive officers as a group	10,060,010		17.67

Five-percent Shareholders

Kevin Mitchell Baldomero Lillo 3260 Vallenar, Huasco III Region, Chile	7,500,010	Direct	13.12

Laboa Holdings Inc. Suite 1-A, #5 Calle Eusebio A. Morales El Cangrejo, Panama City, Panama	7,500,010	Direct	13.12

Five-percent shareholders as a group	15,000,020		26.24

(1)	Includes 40,000 shares of common stock issuable on the exercise of warrants.
*	Based on 57,183,334 shares of common stock issued and outstanding on April 28, 2008.

Changes in Control

We are not aware of any arrangement that could result in a change in control of Red Lake.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Since the beginning of our last fiscal year, none of our directors, executive officers, security holders, or nor any member of their immediate families has had any direct or indirect material interest in any transaction or proposed transaction in which we were or intend to be a participant that exceeded the lesser of $120,000 and one percent of the average of our total assets at year-end for the last three completed fiscal years, except for the following:

Declaration of Trust

On November 15, 2005, we acquired three mineral claims in Ontario from Ridgestake Resources Inc.  The mineral claims were registered in the name of our former president, John Di Cicco.  Mr. Di Cicco agreed in writing to hold the mineral claims in trust for us.  We completed phase one of our mineral exploration program on these claims, were not encouraged by the results, and let the claims lapse on November 27, 2007.  Mr. Di Cicco’s trust obligations ended with the lapse.

Donated Services and Rent

John Di Cicco, our former director and officer, donated services and rent to us, which we recognized in our financial statements.  During the fiscal years ended January 31, 2008 and 2007, we recognized $2,250 and $9,000 respectively for donated services and rent.

Geological Services

We have contracted with Fladgate Exploration Consulting Corporation, a firm of geologists in Ontario, Canada, controlled by our directors, Michael Thompson and Caitlin Jeffs.  During the fiscal year ended January 31, 2008, we paid $54,345 to Fladgate for geological services and $13,158 to reimburse Fladgate for out-of-pocket expenses.

Property Acquisitions

We have acquired interests in three properties in Chile through agreements with Minera Farellón Limitada, a Chilean company controlled by Kevin Mitchell, a shareholder of the company and the legal representative of our Chilean subsidiary.

Promoters and control persons

During the past five fiscal years, John Di Cicco has been the only promoter of our business, but has received nothing of value from us and is not entitled to receive anything of value from us for his services as a promoter of our business.  Mr. Di Cicco resigned on April 21, 2008.

Director independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, our board adopted the definition of “independent director” found in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an independent director means a person other than an executive officer or employee or any other individual having a relationship which, in the opinion of our directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepts compensation from us exceeding $200,000 during any period of 12 consecutive months within the three past fiscal years.  Owning shares of our common stock does not preclude a director from being independent.  In applying this definition, our directors, who are both executive officers, determined that neither of them qualifies as an independent director.

Our board adopted and applied the same definition of independent director to the members of our audit committee.  In applying this definition, our directors, who are both on the audit committee, determined that neither of them qualifies as an independent director for purposes of Section 10A(m)(3) of the Securities Exchange Act.

As of the date of this report, we do not have a separately designated compensation or nominating committee.

Item 13.  Exhibits

Index to and Description of Exhibits

Exhibit	Description	Status*
3.1	Articles of Incorporation filed as an exhibit to our registration statement on Form SB-2 filed on May 22, 2006	Filed
3.2	By-laws filed as an exhibit to our registration statement on Form SB-2 filed on May 22, 2006	Filed
10.1	Property Agreement dated November 15, 2005 between Ridgestake Resources Inc. and Red Lake Exploration, Inc. filed as an exhibit to our registration statement on Form SB-2 filed on May 22, 2006	Filed
10.2	Declaration of Trust dated January 13, 2006 filed as an exhibit to our registration statement on Form SB-2 filed on May 22, 2006	Filed
10.3
Agreement to assign contract for the option to purchase mining holdings dated September 25, 2007 between Minera Farellón Limitada and Minera Polymet Limitada, filed as an exhibit to our current report on Form 8-K filed on October 2, 2007
Filed
10.4
Contract for the option to purchase mining holdings dated May 2, 2007 between Compañia Minera Romelio Alday Limitada and Minera Farellón Limitada, filed as an exhibit to our current report on Form 8-K filed on October 2, 2007
Filed
10.5	Amendment number 1 to Agreement to assign contract for the option to purchase mining holdings dated November 20, 2007, filed as an exhibit to our current report on Form 8-K filed on May 1, 2008	Filed
10.6	Santa Rosa option agreement to acquire mining concession dated February 1, 2008 between Minera Farellón Limitada and Minera Polymet Limitada	Included
10.7	Contract for the option to purchase mining holdings dated September 10, 2007 between Antolin Amadeo Crespo Garcia and Minera Farellón Limitada	Included
10.8	Camila option agreement to acquire mining concession dated February 1, 2008 between Minera Farellón Limitada and Minera Polymet Limitada	Included
10.9	Contract for the option to purchase mining holdings dated December 7, 2007 between Ingenieria De Proyectos, Desarrollo, Estudios y Servicios H.I.T. Limitada and Minera Farellón Limitada	Included
14	Financial Code of Ethics filed as an exhibit to our registration statement on Form SB-2 filed on May 5, 2006	Filed
21	List of significant subsidiaries of Red Lake Exploration, Inc.	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
*All filed exhibits are incorporated by reference in this annual report.

Item 14.   Principal Accounting Fees and Services

Table 8 lists the fees that our auditors charged us during our fiscal years ended January 31, 2008 and January 31, 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Table 8: Auditors’ Fees
	January 31
	2008	2007	2008	2007
Fees	Manning Elliott L.L.P.		Mendoza Berger & Company, L.L.P
Audit fees	$11,270	$8,450	$-	$–
Audit-related fees	–	–	-	–
Tax-related fees	–	–	-	–
All other fees	–	–	-	–
Total fees	$11,270	$8,450	$-	$–

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Red Lake Exploration, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

RED LAKE EXPLORATION, INC.

Date: May 12, 2008	By:	/s/ Caitlin Jeffs
Caitlin Jeffs President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons signed this report on behalf of Red Lake Exploration, Inc. and in the capacities below on May 12, 2008.

Signature and Title

/s/ Caitlin Jeffs
Caitlin Jeffs Director, President, Chief Financial Officer, Secretary

/s/ Michael Thompson
Michael Thompson Director