Form 10-Q
period 2008-04-30
Red Lake Exploration Inc.
filed 2008-06-16
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 000-52055

RED LAKE EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2138504 (I.R.S. Employer Identification No.)
195 Park Avenue, Thunder Bay Ontario, Canada P7B 1B9 (Address of principal executive offices) (Zip Code)
(807) 345-5380 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 9, 2008 the number of shares of the registrant’s classes of common stock outstanding was 58,183,333.

Part I, Item 1.  Financial Statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2008	2008
	(Unaudited)
ASSETS

Current assets:

Cash	$162,204	$1,901
Accounts receivable	2,590	-
Prepaid expenses	23,123	-
Other receivable	12,654

Total current assets	200,571

Unproved mineral properties	581,500	-

Total assets	$782,071	$1,901

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$38,543	$44,719
Accrued liabilities	3,091	-
Accrued professional fees	46,007	32,018
Due to related parties	87,701	41,237

Total liabilities	175,342	117,974

Commitments and contingencies

Stockholders' (deficit) equity:
Common stock, $0.001 par value, authorized 200,000,000,
57,183,334 and 53,183,334 issued and outstanding
at April 30, 2008 and January 31, 2008, respectively	57,183	53,183
Additional paid in capital	1,116,316	120,316
Deficit accumulated during exploration stage	(565,124)	(289,572)
Accumulated other comprehensive loss	(1,646)	-

Total stockholders' equity (deficit)	606,729	(116,073)

Total liabilities and stockholders' equity (deficit)	$782,071	$1,901

The accompanying notes are an integral part of these consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended April 30,		From January 10, 2005 (Inception) to April 30,
	2008	2007	2008

Revenue
Royalties	$5,262	$-	$5,262

Operating Expenses:
Administrative	65,977	-	122,886
Advertising and promotion	50,799	-	55,636
Bank charges and interest	1,496	47	2,403
Donated rent	-	750	4,750
Donated service fees	-	1,500	9,500
Mineral and exploration costs	128,545	-	196,843
Office	3,756	30	5,817
Professional fees	23,964	7,400	115,786
Regulatory	25	25	11,695
Travel and entertainment	6,475	-	35,606
Impairment loss on mineral property costs	-	-	9,000
Foreign exchange	(223)	-	464

Total operating expenses	280,814	9,752	570,386

Net loss for the period	$(275,552)	$(9,752)	$(565,124)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	53,272,223	77,350,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO APRIL 30, 2008
(UNAUDITED)

				Accum- ulated
				Other
	Common Stock Issued			Compre-
	Number of Shares	Amount	Additional Paid-in Capital	hensive Income (Loss)	Total

Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-

Net loss	-	-	-	(825)	(825)

Balance at January 31, 2005	-	-	-	(825)	(825)

Common stock issued for cash	77,350,000	77,350	(18,100)	-	59,250
Donated services	-	-	3,000	-	3,000
Net loss	-	-	-	(12,363)	(12,363)

Balance at January 31, 2006	77,350,000	77,350	(15,100)	(13,188)	49,062

Donated services	-	-	9,000	-	9,000
Net loss	-	-	-	(43,885)	(43,885)

Balance at January 31, 2007	77,350,000	77,350	(6,100)	(57,073)	14,177

Donated services	-	-	2,250	-	2,250
Net loss for the three months ended April 30, 2007	-	-	-	(9,752)	(9,752)

Balance at April 30, 2007	77,350,000	77,350	(3,850)	(66,825)	6,675

Common shares purchased for debt and cancelled	(24,500,000)	(24,500)	24,499	-	(1)
Common stock issued for cash	333,334	333	99,667	-	100,000
Net loss for the nine months ended January 31, 2008	-	-	-	(222,747)	(222,747)

Balance at January 31, 2008	53,183,334	53,183	120,316	(289,572)	(116,073)

Common stock issued for cash	4,000,000	4,000	996,000	-	1,000,000

Balance before net loss and foreign currency exchange loss	-	-	-	-	883,927

Net loss for the three months ended April 30, 2008	-	-	-	(275,552)	(275,552)

Foreign currency exchange loss	-	-	-	(1,646)	(1,646)

Comprehensive loss	-	-	-	-	(277,198)

Balance at April 30, 2008	57,183,334	$57,183	$1,116,316	$(566,770)	$606,729

On June 15, 2007, the Company declared a forward split of 13 new common shares for every one common share outstanding. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From January 10,
	Three Months Ended April 30,		2005 (Inception) to April 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(275,552)	$(9,752)	$(565,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	2,250	14,250
Impairment loss on mineral property costs	-	-	9,000
Changes in operating assets and liabilities:
Accounts and other receivable	(15,244)	-	(15,244)
Prepaid expenses	(23,123)	-	(23,123)
Accounts payable	(6,176)	(1,300)	38,544
Accrued liabilities	3,091	-	3,091
Accrued professional fees	13,989	7,300	46,007
Due to related parties	46,464	-	87,699

Net cash used in operating activities	(256,551)	(1,502)	(404,900)

Cash flows from investing activities:
Acquisition of unproved mineral properties	(581,500)	-	(590,500)

Net cash used in investing activities	(581,500)	-	(590,500)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,000,000	-	1,159,250

Net cash provided by financing activities	1,000,000	-	1,159,250

Effects of foreign currency exchange	(1,646)	-	(1,646)

(Decrease) increase in cash during the period	160,303	(1,502)	162,204

Cash, beginning of period	1,901	15,477	-

Cash, end of period	$162,204	$13,975	$162,204

Supplemental disclosures:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash financing transaction:
Acquisition of 24,500,000 common shares	$-	$-	$1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Red Lake Exploration, Inc. was incorporated on January 10, 2005, under the laws of the State of Nevada. On August 21, 2007, Red Lake acquired a 99% interest in Minera Polymet Limitada (Polymet), a limited liability company formed on August 21, 2007, under the laws of the Republic of Chile. In these notes, the terms “Red Lake”, “Company”, “we”, “us” or “our” mean Red Lake Exploration, Inc. and its subsidiary, Polymet, whose operations are included in these unaudited consolidated financial statements.

Red Lake is involved in the acquisition and exploration of mineral properties in Chile.  The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

Exploration Stage

These consolidated unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information, and are expressed in United States dollars.  Red Lake has not produced any significant revenues from its principal business or commenced significant operations and is considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises.

The Company is in the early exploration stage.  In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business.  These unaudited consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The Company’s continuation as a going concern and its ability to emerge from the exploration stage with any planned principal business activity is dependent upon the continued financial support of its shareholders and its ability to obtain the necessary equity financing and attain profitable operations.

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in Red Lake’s annual report on Form 10-KSB for the year ended January 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended April 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2008 included in the Company’s annual report on Form 10-KSB.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s annual report on form 10-KSB for the year ended January 31, 2008. Additional significant accounting policies that either affect the Company or have been developed since January 31, 2008, are summarized below:

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

At April 30, 2008 and January 31, 2008, the Company had approximately $162,200 and $1,900, respectively in cash that was not insured. This cash is on deposit with a major chartered Canadian and a Chilean bank. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any losses in cash balances and does not believe that its cash is exposed to any significant credit risk.

Revenue Recognition

The Company records revenues and royalties from the sale of minerals when persuasive evidence of an arrangement exists, delivery to the customer has occurred and risk of ownership or title has transferred, and collectibility is reasonably assured. Interest income is recognized at the end of each month.

During the three months ended April 30, 2008, we received $5,262 in royalty revenue from a related company.  (Notes 4 and 5)

Unproved Mineral Properties and Exploration and Development Costs

The costs of acquiring mineral properties are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral properties are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses).

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

The Company accounts for long-lived assets under SFAS Nos. 142 and 144 (SFAS 142 and 144), Accounting for Goodwill and Other Intangible Assets and Accounting for Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS 142 and 144, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  The Company’s only long-lived assets are its unproven mineral interests.  At April 30, 2008, the Company had no impairment losses with respect to its unproven mineral interests.

Asset Retirement Obligations

The Company will record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company will also record a corresponding asset which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost). At April 30, 2008 and January 31, 2008, the Company did not have any asset retirement obligations.

Comprehensive Loss

Comprehensive loss reflects changes in equity that result from transactions and economic events from non-owner sources. At April 30, 2008, the Company had a foreign currency exchange loss of $1,646 and a comprehensive loss of $277,198.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS No. 157 was effective for the Company as of February 1, 2008.  The adoption of SFAS 157 did not have a significant impact on our unaudited consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company adopted SFAS 159 on February 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s unaudited consolidated financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  The Company adopted EITF 07-03 on February 1, 2008.  The adoption of EITF 07-03 did not have a material effect on our unaudited consolidated financial statements.

NOTE 3 – GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenues from mineral sales since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. At April 30, 2008, the Company had working capital of $25,229 and has accumulated losses of $565,124 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These unaudited consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited consolidated financial statements.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

 NOTE 4 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties at April 30, 2008 and January 31, 2008:

	April 30, 2008	January 31, 2008
Due to a company controlled by directors (a)	$ 56,416	$ 39,010

Due to a company controlled by a major shareholder and
a relative of the president (b)	24,197	-

Due to a major shareholder (c)	7,088	-

Due to a former president (d)	-	2,227

Total due to related parties	$ 87,701	$ 41,237
(a)
During the three months ended April 30, 2008 and 2007, the Company paid or accrued a total of $104,120 and $0 respectively in exploration costs, administrative, advertising and promotion, and travel and entertainment to a company controlled by two directors.

(b)
During the three months ended April 30, 2008, the Company paid $281,500 in unproved mineral property costs and paid or accrued $35,314 in exploration and administrative costs to a company controlled by a major shareholder and a relative of the president, and received $5,262 in royalty income from the same company.  During the three months ended April 30, 2007, the Company had no transactions with this company.  (Note 5)

(c)	During the three months ended April 30, 2008 and 2007, the Company paid or accrued $8,2t06 and $0, respectively, in exploration and administrative costs to a major shareholder.
(d)	During the three months ended April 30, 2008 and 2007, the Company recognized $0 and $2,250 in donated rent and services provided by a former president.

On August 1, 2007, the Company issued 333,334 units at $0.30 per unit by way of a private placement for cash of $100,000 to a relative of the president.  (Notes 6 and 7)

On April 21, 2008, the Company issued 40,000 units at $0.25 per unit by way of private placement for cash of $10,000 to a director. (Notes 6 and 7)

On April 21, 2008, the Company issued 2,000,000 units at $0.25 per unit by way of a private placement for cash of $500,000 to a relative of the president.  (Notes 6, 7 and 9)

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

NOTE 5 – UNPROVED MINERAL PROPERTIES

	April 30, 2008	January 31, 2008

Acquisition costs	$ 581,500	$ -

Total acquisition costs	$ 581,500	$ -

Farellon Alto Uno al Ocho Mineral Properties

On September 25, 2007, Polymet entered into an agreement with a related company to acquire by assignment the option to purchase the Farellon Alto Uno al Ocho mineral properties located in the Sierra Pan de Azucar, Province of Huasco, III Region of Atacama in Chile. On April 25, 2008, we exercised the option to acquire the right to purchase the Farellon Alto Uno al Ocho mining holdings by paying $250,000 to the optionor.  On April 25, 2008 we paid $300,000 to the vendor to acquire title for the property. The Company can complete the acquisition by paying a royalty equal to 1.5% of the net sales of minerals extracted from the property up to a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month.  The Company can pay any remainder due on the royalty at any time. (Notes 4 and 8)

Camila Mineral Properties

On February 1, 2008, Polymet entered into an option agreement with a related company to acquire an option to purchase the Camila, Camila Dos, Camila Tres and Camila Cuatro mineral properties, located in Quebrada Jilguero, Commune of Vallenar, Province of Huasco, III Region of Atacama in Chile.  Under the terms of the agreement, we paid $5,000 on February 1, 2008 and agreed to pay $50,000 by May 23, 2008 and $50,000 by November 21, 2008 to exercise the option.  If we exercise the option with the related company, we are required to pay $50,000 by December 7, 2008 and $100,000 by June 7, 2009 to the owners of the property to exercise the property purchase option.  Once the option with the property owners is exercised, the Company can purchase the mining property by paying $200,000 to the owners by December 7, 2009 and a royalty equal to 6% of the net sale of minerals extracted from the property up to a total of $1,000,000.  To complete the acquisition of the properties, the full $1,000,000 or unpaid portion is due and payable by December 7, 2011.  (Notes 4 and 8)

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

NOTE 5 – UNPROVED MINERAL PROPERTIES, continued

Santa Rosa Mineral Properties

On February 1, 2008, Polymet entered into an option agreement with a related company to acquire an option to purchase the Santa Rosa Uno Al Seis and Porfiada Uno Al Diez mining properties, located in Sierra Cordon El Tomate, Quebrada de Agua Grande, Commune of Freirina, Province of Huasco, III Region of Atacama in Chile.  Under the terms of the agreement we paid $9,500 on February 1, 2008, and agreed to pay $8,500 per month from March 5, 2008 to July 5, 2008 and $50,000 by August 5, 2008 to exercise the option.  If we exercise the option, we are required to pay $7,500 per month from August 20, 2008 to August 20, 2009 and $10,000 per month from September 20, 2009 to June 20, 2011 to the owner of the property to exercise the property purchase option.  Once the option with the property owner is exercised, the Company will owe the owner of the property a royalty equal to 1.5% of the net sale of minerals extracted from the property to a total of $600,000, subject to a minimum monthly payment of $1,000, once exploitation begins until the total purchase price of $600,000 is paid.  The related company has the right to extract and sell minerals from the property until August 5, 2008, and must pay the Company a royalty equal to 5% of the net proceeds it receives from the processor.  (Notes 4 and 8)

During the three months ended April 30 2008, the Company received and accrued approximately $5,000 in royalties from the related company’s sale of minerals extracted from the Santa Rosa properties.

NOTE 6 – COMMON STOCK

On April 21, 2008, the Company issued 4,000,000 units at $0.25 per unit in a private placement for cash of $1,000,000.  Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock for $0.35.  The warrants have a term of two years and will expire on April 21, 2010.  (Notes 4 and 7)

On August 1, 2007, the Company issued 333,334 units at $0.30 per unit in a private placement for cash of $100,000. Each unit consists of one common share and ½ of one warrant (a total of 166,667 warrants).  Two warrants entitle the holder to purchase one share of common stock for $0.50. The warrants have a two-year term and will expire on August 1, 2009.  (Notes 4 and 7)

On June 20, 2007 the Company acquired 24,500,000 shares of its own common stock from its former president for consideration of $1.  The Company cancelled these shares.

On June 19, 2007, the Company increased its authorized capital from 75,000,000 to 200,000,000 shares of common stock with a par value of $0.001 per share.

On June 15, 2007, the Company declared a forward stock split of 13 shares for every one share of common stock.   All issued shares were retroactively adjusted for all periods presented.

On January 31, 2006, the Company issued 10,850,000 shares of common stock (adjusted to reflect the forward split) at $0.0035714 per share for proceeds of $38,750.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

NOTE 6 – COMMON STOCK, continued

On October 28, 2005, the Company issued 24,500,000 shares of common stock (adjusted to reflect the forward split) at $0.0007143 per share for proceeds of $17,500.

On October 3, 2005, the Company issued 42,000,000 shares of common stock (adjusted to reflect the forward split) to its president at $0.00007143 per share for proceeds of $3,000.

For subsequent issuances, refer to Note 9.

NOTE 7 – WARRANTS

On April 21, 2008, the Company issued warrants exercisable for 4,000,000 shares of common stock at $0.35 per share for two years. At April 30, 2008 none of these warrants had been exercised. (Notes 4 and 6)

On August 1, 2007, the Company issued warrants exercisable for 166,667 shares of common stock at $0.50 per share for two years. At April 30, 2008 none of these warrants were exercised.  (Notes 4 and 6)

All of the Company’s warrants were issued in units that included shares of common stock.  When the units were issued, the Company allocated 25% of the proceeds of the issuance to the estimated fair value of the warrants.  The Company considers the fair value amount to be reasonable and this allocation has been consistently applied.

Warrants Outstanding

At April 30, 2008, the following share purchase warrants were outstanding:

Number of Shares	Exercise Price Per Share	Expiry Date

166,667	$ 0.50	August 13, 2009
4,000,000	$ 0.35	April 21, 2010
4,166,667

For subsequent issuances, refer to Note 9.

NOTE 8 – COMMITMENTS

Drilling Contract

On March 5, 2008, we entered into a diamond-drilling contract with a Chilean drilling company for exploration drilling on the Camila and Santa Rosa mineral properties. Under the terms of the contract the Company agreed to pay $365,649 (169,400,000 Chilean pesos) and the drilling company agreed to complete the drilling program by July 15, 2008.

RED LAKE EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

Commitments

At April 30, 2008, the Company had the following contractual obligations under their drilling contract and the Farellon, Camila and Santa Rosa agreements.  (Note 5)

Future minimum payments	Drilling Contract	Property option payments	Partial purchase payments	Royalty payments*

2009	$233,153	$175,500	$117,500	$20,000
2010	-	-	410,000	24,000
2011	-	-	120,000	24,000
2012	-	-	20,000	1,024,000
2013	-	-	-	24,000
After 2013	-	-	-	1,084,000

Total future minimum payments	$233,153	$175,500	$667,500	$2,200,000
*	Assuming the Company starts exploiting the Farellon property in June 2008 and inherits the royalty payment obligations on the Santa Rosa property in August 2008. (Note 5)

NOTE 9 – SUBSEQUENT EVENT

Private Placements

On May 14, 2008, the Company received subscriptions from three subscribers for a total of 999,999 units at $0.30 per unit in a private placement for cash of $300,000. Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock for $0.50. The warrants have a term of two years and will expire on May 14, 2010 and must be exercised if, at any time after the end of six months from the issue date, the Company’s shares trade for 30 consecutive days at $0.80 per share or more. A relative of the Company’s president subscribed for a total of 333,333 units in this private placement. (Notes 4, 6 and 7)

Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q filed by Red Lake Exploration, Inc. contains forward-looking statements.  These are statements regarding financial and operating performance and results and other statements that are not historical facts.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements.  Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements.  Some, but not all, of these risks include, among other things:
•	general economic conditions, because they may affect our ability to raise money,
•	our ability to raise enough money to continue our operations,
•	changes in regulatory requirements that adversely affect our business,
•	changes in the prices for minerals that adversely affect our business,
•	political changes in Chile, which could affect our interests there, and
•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

GENERAL

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008.  The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.  Actual results may vary from the estimates and assumptions we make.

When we use the words “we”, “us” or “our” in this report, we are referring to Red Lake Exploration, Inc. and its subsidiary, Minera Polymet Limitada, which we sometimes refer to in this report as “Polymet”.

Our principal business is acquiring, exploring and developing mineral resources. As of the date of this report we have exercised an option to purchase the Farellon mineral concessions in Chile and we have options to buy the Camila and Santa Rosa mineral concessions.  In this report , we sometimes collectively refer to these agreements as our “property agreements”.  The address of our website is www.redlakeexploration.com.  Information included on our website is not a part of this report.  We have not determined whether our properties contain mineral reserves that are economically recoverable.  We have not begun significant operations and are considered an exploration stage company as defined by Statement of Financial Accounting Standard No.7 Accounting and Reporting by Development Stage Enterprises.

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below.  These policies, practices and estimates require us to make difficult and subjective judgments. Actual results may differ significantly from these estimates.

A summary of our significant accounting policies is included in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008. Additional significant accounting policies which either affect us or have been developed since January 31, 2008, are summarized below.

Financial Instruments

Foreign Exchange Risk

We are subject to foreign exchange risk for sales and purchases denominated in foreign currencies.  The functional currency for our operating subsidiary, Polymet, is the Chilean peso, but we raise our working capital in United States dollars.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Payments under our property agreements constitute the majority of our expenditures. As these are usually negotiated in United States dollars, we do not believe that we have any material risk to our foreign currency exchange.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash.

At April 30, 2008, we had approximately $162,200 in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank and a Chilean bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not suffered any losses of cash and do not believe that our cash is exposed to any significant credit risk.

Revenue Recognition

We record revenues and royalties from the sale of minerals when pervasive evidence of an arrangement exists, delivery to the customer has occurred and risk of ownership or title has transferred, and collectibility is reasonably assured.   Interest income is recognized at the end of each month.

During the three months ended April 30, 2008, we received $5,262 in royalty revenue from a related company.

Unproved Mineral Properties and Exploration and Development Costs

We capitalize the acquisition costs of our mineral properties when we acquire them. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, we conclude that the carrying amount of a mineral property is impaired, we will write it down to estimated fair value. We expense exploration costs on mineral properties when we incur them. We will capitalize development costs incurred on proven and probable reserves. When we begin production, we will amortize capitalized costs using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses).

During the three months ended April 30, 2008, we spent approximately $130,000 conducting groundwork on two mineral properties of interest to us in Chile.

 Long-Lived Assets

We account for long-lived assets under SFAS Nos. 142 and 144, Accounting for Goodwill and Other Intangible Assets and Accounting for Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS 142 and 144, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  Our only long-lived assets are our unproven mineral interests.  At April 30, 2008, we had no impairment losses with respect to our unproven mineral interests.

Asset Retirement Obligations

We will record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, or normal use of our long-lived assets. We will record a corresponding asset and will amortize the asset over its useful life. We will adjust the obligation at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost). At April 30, 2008 we had no asset retirement obligations.

Comprehensive Loss

Comprehensive loss reflects changes in equity that result from transactions and economic events from non-owner sources.  At April 30, 2008, we had a foreign currency exchange loss of $1,646 and a comprehensive loss of $277,198.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS No. 157 was effective for us beginning on February 1, 2008.  The adoption of SFAS 157 did not have a significant impact on our unaudited consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We adopted SFAS 159 on February 1, 2008. The adoption of SFAS 159 did not have a material impact on our unaudited consolidated financial statements as we did not elect the fair value option for any of our financial assets or liabilities.

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

On November 20, 2007, we acquired an option to buy the Farellon mineral properties covering 66 hectares in the III Region of Chile. On April 25, 2008 we exercised this option and acquired title to the property. On February 1, 2008, we acquired options to purchase the Camila and Santa Rosa mineral properties covering a total of 880 hectares in the III Region of Chile.  All of these agreements are with Minera Farellon Limitada, a company controlled by Kevin Mitchell, a significant shareholder.  We are conducting groundwork on nine other properties of interest to us in Chile.  Over the next year we plan to concentrate on exploring and developing our properties in Chile.

Plan of Operation

Through Minera Farellon, we have contracted for the services of Mr. Mitchell, an experienced manager resident in Chile who has organized our office, reviews potential properties, and expedites other resources for us. He also acts as the legal representative for Polymet.

Chilean Mineral Claims

During the last twelve months, we have conducted groundwork on twelve properties of interest to us in the III Region of Chile. We have acquired one of those properties and have options to acquire two more. These three properties are described below. We are continuing to compile data and review the remaining nine properties.

FARELLON MINERAL PROPERTIES

On September 25, 2007, Minera Farellon agreed to assign to us its option to buy the mineral concessions Farellon Alto Uno al Ocho located in the Sierra Pan de Azucar, Province of Huasco, III Region of Atacama in Chile.  We agreed to pay Minera Farellon $250,000 when the assignment was recorded with the Conservator of Mines in Freirina, Chile.  On November 20, 2007, the assignment was recorded and Minera Farellon granted us an extension for the payment of $250,000 until April 30, 2008. On April 25, 2008, we paid Minera Farellon $250,000 to exercise our option and paid the vendor $300,000 to acquire title to the property. We still owe the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to a minimum monthly payment of $1,000.  We can pay any remainder due on the royalty at any time. We have not begun exploiting the property.

The Farellon property is located in Chile's III Region in the highly prospective Candelaria iron-oxide-copper-gold (IOCG) belt, home of the Phelps Dodge Candelaria Mine.  The Candelaria copper mine has been in production since 1993 and has reported proven reserves of 283 million tonnes grading 0.64% copper.  Recent surface sampling on the Farellon property has returned values of up to 6.7% copper, and ICP analysis of surface samples indicates mineralogy assemblages consistent with classic IOCG deposits. Historic drilling on the property intersected sulphide and oxide mineralization to a depth of 150 meters and outlined a 1.7 kilometer strike length.  Four significant intersections are summarized in table 1.

Table 1. Significant Intersections
Metres	Gold (grams/tonne)	Copper (%)	Cobalt (%)
9	3.72	2.49	.06
3	4.17	5.29	.11
10	1.53	1.31	.04
20.97		1.22	.02

CAMILA MINERAL PROPERTIES

On February 1, 2008, Minera Farellon granted us an option to acquire its option to buy the Camila mineral concessions located in the Sector of Quebrada, Commune of Vallenar, Province of Huasco, III Region of Atacama, Chile. We paid Minera Farellon $5,000 when we signed the agreement and agreed to pay an additional $100,000 in two equal payments of $50,000. On May 23, 2008 we paid the first $50,000 and must pay the remaining $50,000 on November 21, 2008 if we elect to exercise our option. If we exercise our option on November 21, 2008, we will assume all of Minera Farellon’s rights and obligations for the mining properties and will be required to pay the vendor $50,000 by December 7, 2008 and $100,000 by June 7, 2009 to keep the option in good standing. We can exercise our option to buy the mining property by paying the vendor $200,000 by December 7, 2009.  Thereafter, we must pay the vendor a royalty equal to 6% of the net sales of minerals extracted from the property for a total of $1,000,000.  The royalty payments are due monthly once exploitation begins. The total amount is payable in full by December 7, 2011.

The Camila property is made up of four mining and exploration concessions totaling 770 hectares. The property is located in the highly prospective Candelaria IOCG Belt. The Camila property was last explored in the late 1990s by Trilogy Metals, Inc., formerly Thyssen Mining Exploration Inc., which identified two mineralized structures with up to 1.12% copper and 7.5 grams per tonne gold from surface grab samples.

We began exploring the Camila property on March 14, 2008. The planned exploration program consisted of six drill holes totaling approximately 1000 metres of diamond drilling on two previously identified mineralized structures to target depth extents of surface copper mineralization and coincident induced polarization anomalies identified in the previous geophysics survey. A second target along the El Zorro Vein is planned to intercept depth and strike extents of the known mineralized structure containing gold bearing hematite quartz.

We completed four diamond drill holes totaling 939 metres. Two of the holes targeted the Zorro Vein at depth and two holes tested the nearby Camila Breccia. We expect our initial assay results sometime in July.

SANTA ROSA MINERAL PROPERTIES

On February 1, 2008, Minera Farellon granted us an option to acquire its option to buy the Santa Rosa mineral concessions located in Sierra Cordon El Tomate, Province of Huasco, III Region of Atacama, Chile. We paid $9,500 when we signed the agreement and agreed to pay $8,500 per month for five months ending July 5, 2008 and $50,000 by August 5, 2008 to exercise the option, for a total exercise price of $102,000.  If we exercise the option, we will assume Minera Farellon’s rights and obligations and will be required to pay the vendor a total of $317,500 by June 20, 2011, on monthly terms. If we make all of these payments, we will acquire the title to the property. We will owe the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to a minimum monthly payment of $1,000.  Minera Farellon retained the right to continue to mine the property until we exercise our option and must pay us a royalty equal to 5% of the net proceeds from the sale of ore. During the first quarter of 2008 we received approximately $5,000 in royalty payments.

The Santa Rosa property is made up of two mining and exploration concessions totaling 110 hectares. The property is located in the highly prospective Candelaria IOCG belt. Recent exploration has identified multiple mineralized structures with significant alteration indicators of IOCG systems. Minera Farellon is selling the ore that it mines to Enami, a Chilean national mining company.  The ore is returning grades of up to 19.78% copper and 13.9 grams per tonne gold.

We moved the diamond drill to the Santa Rosa property in June 2008 and have begun exploring the property. The planned program consists of approximately 1000 metres of near-surface diamond drilling and is designed to extend to depth the mineralization that is currently the focus of Minera Farellon’s small-scale, near-surface mining.

OTHER PROPERITES

While we intend to concentrate our efforts on exploring and developing the three properties that we have, we are reviewing other interesting properties in the same general area.  We are waiting for the geological review on nine other mineral properties.  On all of these properties, we have contracted with geologists to analyze the rock samples, perform due diligence, evaluate and analyze their findings, and prepare geological reports. If our initial evaluation results are promising, we intend to acquire additional Chilean mineral properties.

The acquisition and exploration of our Chilean mineral claims are subject to our obtaining the necessary funding. We have contracted with a placement agent that will endeavor to obtain a private financing of up to $6 million, the terms of which have yet to be determined.

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

Equity Financing

To generate working capital during the last twelve months, we have issued shares and warrants under Regulation S promulgated under the Securities Act of 1933 as set out in table 2.

Table 2. Equity Financing
	Shares			Warrants*
Date of issue	Number	Price	Proceeds	Number	Price	Expiry
August 1, 2007	333,334	$0.30	$100,000	166,667	$0.50	August 1, 2009
April 21, 2008	4,000,000	$0.25	1,000,000	4,000,000	$0.35	April 21, 2010
May 14, 2008	999,999	$0.30	300,000	999,999	$0.50	May 14, 2010†
	5,333,333		$1,400,000	5,166,666
*The warrants can be exercised any time before their expiry date for one share of our common stock at the exercise price.
†These warrants must be exercised if our stock trades at $0.80 per share for 30 consecutive trading days.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate economic mineral properties, generate revenue from our mineral production and control production costs.  Our failure to generate sufficient revenue or raise sufficient working capital will adversely affect our ability to achieve our ultimate business objectives.  We cannot assure you that we will be able to raise additional equity capital, locate economic mineral properties, generate revenue from our mineral production or control production costs in the future.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our consolidated financial statements.

If we are successful in completing future equity financing, the issuance of additional shares will result in dilution to our existing shareholders.

Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity

Although we have raised $1,300,000 since January 31, 2008, our cash position as of the date of this report is inadequate to satisfy our working capital needs for the next twelve months.  Over the next twelve months we will need to raise capital to cover our operating costs, fulfill the obligations we may incur under our property agreements and cover any exploration or development costs on our properties.

We expect our general and administrative expenses to increase due to the costs associated with setting up and increasing the scope of our operations in Chile, which include exploring and developing our mineral properties and sourcing additional mineral properties.  We have no capital expenditures planned, but we are reviewing other mineral properties and could decide to buy or acquire an option to buy more properties, which would require that we raise more capital.

We do not anticipate generating any revenue over the next twelve months other than the 5% royalty that Minera Farellon pays us from its mining of the Santa Rosa property, which is not enough to cover our operating costs and will end in August 2008 unless we exercise our option. If we exercise our option, we can either mine the property ourselves or agree to a new contract with Minera Farellon to continue mining the property.  We plan to fund our operations through any combination of equity financing from the sale of our securities, private loans, joint ventures or through the sale of a part interest in our mineral properties.  We do not have any financing arranged and, although we have succeeded in raising funds as we have needed them, we cannot assure you that we will be able to raise sufficient funds in order to cover our general and administrative expenses and acquire and develop properties. Although we have not obtained any financing in the United States and have no plans to, any downturn in the United States economy could affect the willingness of non-US persons to invest their United States funds in risky ventures such as ours.

We may consider entering into a joint venture partnership with a more senior resource company to provide the funding that we need to complete a mineral exploration program in Chile.  Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property to our joint venture partner in exchange for the funding.

Other than as discussed in this quarterly report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Related-Party Transactions

At April 30, 2008, we owed Minera Farellon $24,197. During the three months ended April 30, 2008 we paid $281,500 in unproved property acquisition costs and received $5,262 in royalty payments from the same company. We have paid or accrued $7,118 and $28,196 in exploration and administrative fees to the same company.

At April 30, 2008, we owed $56,417 to Fladgate Exploration Consulting Corporation, a company controlled by our directors. During the three months ended April 30, 2008, we paid a total of $104,120 in geological consulting fees and administrative, advertising, promotion and travel expenses to the same company.

At April 30, 2008, we owed $7,088 to Kevin Mitchell, our major shareholder. During the three months ended April 30, 2008, we paid $8,206 in exploration and administration costs to Mr. Mitchell.

We do not have any loans or advances payable to our directors and we do not have any commitments to pay any administrative or directors’ fees to any related party other than our agreement to pay $2,000 per month to Mr. Mitchell to act as Polymet’s legal representative and manager in Chile, to pay Minera Farellon an expediting fee for sourcing and providing our field office and accommodations and other facilities in Chile, and to pay a company owned by John Da Costa, our chief financial officer, for providing accounting and administrative services.

On April 21, 2008, we issued 40,000 units of our securities to Michael Thompson, a director, at $0.25 per unit for cash of $10,000.  Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock for $0.35 for two years.  The warrants expire on April 21, 2010.

On April 21, 2008, we issued 2,000,000 units of our securities to Richard N. Jeffs at $0.25 per unit for cash of $500,000.  Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock for $0.35 for two years.  The warrants expire on April 21, 2010.  Mr. Jeffs is the father of Caitlin Jeffs, our chief executive officer.

On May 14, 2008, we issued another 333,333 units of our securities to Mr. Jeffs at $0.30 per unit for cash of $100,000.  Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock for $0.50 for two years.  The warrants expire on May 14, 2010.

On June 20, 2007,  John Di Cicco, our former president and chief executive officer, tendered 24,500,000 restricted shares to us in return for $1.  We cancelled these shares.

We recognized donated rent at $250 per month and donated administrative services provided by Mr. Di Cicco at $500 per month until April 30, 2007.  Since then, we have contracted with a company owned by Mr. Da Costa for all of our accounting and general administrative services.

Comparison of the three months ended April 30 2008 and 2007

Overall Results of Operations

During the three months ended April 30, 2008, we had a net loss of $275,552, which is an increase of $265,800 from our net loss of $9,752 for the three months ended April 30, 2007.  This was primarily due to increases in our exploration, administrative, advertising and promotion, professional, and travel and entertainment costs.

We expect our net loss over the next twelve months to be significantly higher.  We do not expect to generate any significant revenue from mineral sales; and we expect our operating costs to increase as the scope of our operations in Chile increases.

Revenue

We did not have any operating revenue from inception (January 10, 2005) to April 30, 2008 other than the 5% royalty that we began to receive in April 2008 from Minera Farellon who has the right to mine our Santa Rosa properties until we exercise our option.  To date, we have financed our activities with the proceeds of securities offerings. From our inception on January 10, 2005, to the date of this report, we have raised a total of $1,459,250 from private offerings of our common stock.  Due to the nature of our business, we do not expect to have operating revenue within the next year other than the royalty from Minera Farellon, which is not enough to cover our operating costs.

Operating Expenses

Our operating expenses increased by $271,062, from $9,752 to $280,814, for the three months ended April 30, 2008.  This increase was primarily due to increases of approximately $128,500 in property and exploration expenses, $66,000 in administrative costs, $51,000 in advertising and promotional activities, $16,500 in professional fees, $6,500 in travel and entertainment costs, $4,000 in office costs, and $1,500 in bank service charges. These costs were partially offset by decreases in donated services of $1,500 and donated rent of $750.

The increase in our operating expenses was primarily due to increases in mineral and exploration programs on our Chilean properties; administrative costs associated with outsourcing our administration, accounting services and rent; advertising costs associated with promotional activities; and professional and regulatory compliance costs.

Over the next twelve months we expect our net loss to increase primarily due to increases in the costs of outsourcing our administrative and accounting services, having a resident manager in Chile, and renting our field facilities in Chile; making the payments required by the terms of our property agreements; obtaining legal services as necessary to enforce our rights and discharge our obligations under the property agreements; exploring our properties and retaining geologists and drilling contractors; and advertising, travel and entertainment.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Liquidity, Capital Resources and Financial Position

At April 30, 2008, we had a cash balance of $162,204 and negative cash flow from operations of $838,051.

The notes to our unaudited consolidated financial statements as of April 30, 2008 disclose our uncertain ability to continue as a going concern.  We have not generated, and do not expect to generate, enough operating revenue to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $565,124 since inception.  As of April 30, 2008, we had $175,342 in current liabilities.  After offsetting our current liabilities against our current assets of $200,571, we have working capital of $25,229.  While we have successfully generated enough working capital to the date of this report through the sale of our securities and we believe that we can continue to do so for the next year, we cannot assure you that we will succeed in generating enough working capital to meet our ongoing cash needs.

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended April 30, 2008, was $256,551.  We used $275,552 to cover our net loss for the period. We spent $23,123 on prepaid expenses and deposits, increased our accounts receivable by $15,244, and reduced our accounts payable by $6,176. These uses of cash were partially offset by increases in amounts due to related parties of $46,464, accrued professional fees of $13,989, and accrued liabilities of $3,091.

We intend to continue to sell our securities to raise sufficient working capital and obtain advances and loans to sustain our operating and mining activities, however, we cannot assure you that we will be successful in raising the funds necessary to continue our operations or that we will ever become profitable.

Net Cash Used in Investing Activities

During the three months ended April 30, 2008, we spent $581,500 to buy mineral properties.

Net Cash Provided By Financing Activities

Financing activities during the three months ended April 30, 2008, provided net cash of $1,000,000.  On April 21, 2008, we issued 4,000,000 units at $0.25 per unit in a private placement for cash of $1,000,000.  Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock for $0.35 per share for two years ending on April 21, 2010. In May, 2008, we issued another 999,999 units at $0.30 per unit for cash of $333,333. Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at $0.50 per share for two years ending on May 14, 2010.

Contingencies and Commitments

We had no contingencies at April 30, 2008.  We had the following long-term commitments at April 30, 2008:

On September 27, 2007, Minera Farellon assigned to us its option to purchase the Farellon mining properties located in the Sierra Pan de Azucar, Province of Huasco, III Region of Atacama in Chile.  On April 25, 2008, we paid Minera Farellon $250,000 to exercise the option and paid the vendor $300,000 to acquire title to the properties. We owe the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to a minimum monthly payment of $1,000. We are not yet exploiting this property.

On February 1, 2008, Minera Farellon assigned to us its option to purchase four mineral concessions called the Camila Breccia, located in the Sector of Quebrada Jilguero, Commune of Vallenar, Province of Huasco, III Region of Atacama, Chile. Under the terms of the assignment we paid $5,000 upon signing the agreement and agreed to pay $50,000 by May 23, 2008, which we have paid, and $50,000 by November 21, 2008, to exercise the option. If we exercise the option, then we must pay the vendor $50,000 by December 7, 2008, $100,000 by June 7, 2009, $200,000 by December 7, 2009, and a royalty equal to 6% of the net sales of minerals extracted from the property for a total of $1,000,000.  Any unpaid portion of the royalty is payable in full on December 7, 2011. We have not yet extracted any minerals from the property.

On February 1, 2008, Minera Farellon assigned to us its option to purchase two mineral concessions called the Santa Rosa located in Sierra Cordon El Tomate, Quebrada de Agua Grande, Commune of Freirina, Province of Huasco, III Region of Atacama, Chile. Under the terms of the assignment, we paid Minera Farellon $9,500 upon signing the agreement, and agreed to pay $8,500 per month for the five months ending July 5, 2008, and $50,000 on August 5, 2008 to exercise our option. If we exercise our option, then will owe the vendor $7,500 per month from August 20, 2008 to August 20, 2009, $10,000 per month from September 20, 2009 to June 20, 2011 and a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to a minimum monthly payment of $1,000. Minera Farellon is exploiting the property during the term of our option, which ends on August 5, 2008. If we exercise our option, then we have the right to exploit unless we grant Minera Farellon the right to continue to exploit. In either case, we will be required to pay the royalty due to the vendor. If we are not exploiting, then we will owe the minimum monthly amount of $1,000.

On March 5, 2008, we entered into a contract with a Chilean drilling company to complete diamond drilling programs on the Camila and Santa Rosa properties. We agreed to pay $386,145 (169,400,000 Chilean pesos, net of tax) for the contract and paid the first drilling invoice of $35,761 (16,342,300 Chilean pesos) on April 17, 2008. The drilling company has agreed to complete the programs by July 15, 2008.  On March 18, 2008, we advanced $30,000 (12,855,000 Chilean pesos) to the drilling company to be applied against the total cost of the contract.

Contractual Obligations

Our commitments under our property agreements and for the diamond drilling programs are the only contractual obligations that we have.  Table 3 summarizes our contractual obligations and commitments as of April 30, 2008 for the next fiscal years.

Table 3. Contractual Obligations
	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Option payment	$175,500	$175,500	$-	$-	$-
Partial purchase payments	667,500	117,500	530,000	20,000	-
Royalty payments*	2,200,000	20,000	48,000	1,048,000	1,084,000
Drilling contract	233,153	233,153	-	-	-
	$3,276,153	$546,153	$578,000	$1,068,000	$1,084,000
*The Farellon and Santa Rosa agreements have minimum royalty payments of $1,000 per month that are payable when exploitation begins. We do not know when exploitation will begin; in this table we have assumed that we will start exploitation of the Farellon property in June 2008 and will inherit the royalty payment obligations on the Santa Rosa property in August 2008.

Internal and External Sources of Liquidity

To date we have funded our operations by selling our securities. In April, 2008, we began receiving a 5% royalty from Minera Farellon, which has the right to mine the Santa Rosa property until we exercise our option on August 5, 2008.

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

Part I, Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide this disclosure.

Part I, Item 4T.  Controls and Procedures.

(a) Disclosure Controls and Procedures

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

(b) Changes in internal control over financial reporting

We did not make any changes in our internal control over financial reporting during the first quarter of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II, Item 1.  Legal Proceedings.

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets is the subject of any pending legal proceedings.

Part II, Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-KSB which was filed on May 13, 2008.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 21, 2008, we issued 4,000,000 units at $0.25 per unit by way of a private placement for cash of $1,000,000.  Each unit consists of one share of common stock and one common stock purchase warrant entitling the holder to purchase one share of common stock for $0.35.  The warrants have a term of two years and will expire on April 21, 2010.  We relied on Regulation S promulgated under the Securities Act of 1933 to sell these securities inasmuch as the securities were sold to non-U.S. persons in offshore transactions, we did not engage in any directed selling efforts in the United States, and each investor represented to us that the investor was not a U.S. person and was not acquiring the stock for the account or benefit of a U.S. person.

Part II, Item 3.  Defaults upon Senior Securities.

None.

Part II, Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to the vote of security holders during the quarter ended April 30, 2008.

Part II, Item 5.  Other Information.

None.

Part II, Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

10.1	Option Agreement to Acquire Mining Concession/Santa Rosa dated February 1, 2008 between Minera Polymet Limitada and Minera Farellon Limitada(2)

10.2	Option Agreement to Acquire Mining Concession/Camila Breccia dated February 1, 2008 between Minera Polymet Limitada and Minera Farellon Limitada(2)

10.3	Form of Securities Purchase Agreement*

10.4	Contract of Sale of Mine Holdings from Compania Minera Romelio Alday Limitada to Minera Polymet Limitada*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.
(1) Incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134363.
(2) Incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on May 13, 2008 as file number 000-52055.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Red Lake Exploration, Inc. has caused this report to be signed on its behalf by the undersigned, duly authorized.

June 13, 2008

RED LAKE EXPLORATION, INC.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, President

By:	/s/ John DaCosta
John DaCosta, Chief Financial Officer