Form 10-Q
period 2008-07-31
RED METAL RESOURCES, LTD.
filed 2008-09-15
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 000-52055

RED METAL RESOURCES LTD. (Formerly Red Lake Exploration, Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2138504 (I.R.S. Employer Identification No.)
195 Park Avenue, Thunder Bay Ontario, Canada P7B 1B9 (Address of principal executive offices) (Zip Code)
(807) 345-5380 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 12, 2008 the number of shares of the registrant’s classes of common stock outstanding was 58,183,333.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets – July 31, 2008 (unaudited) and January 31, 2008	1

	Consolidated Statements of Operations – For the Three and Six Months Ended
	July 31, 2008 and 2007 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity And Comprehensive Loss - For
	The Period From January 10, 2005 (Inception) To July 31, 2008 (unaudited)	3

	Consolidated Statements of Cash Flows – For the Six Months Ended July 31, 2008
	and 2007 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II - Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS

Current assets:

Cash	$414,536	$1,901
Accounts and other receivables	47,707	-
Prepaid expenses	17,563	-

Total current assets	479,806	1,901

Unproved mineral properties	657,000	-

Total assets	$1,136,806	$1,901

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$38,212	$44,719
Accrued professional fees	41,925	32,018
Due to related parties	102,460	41,237
Notes payable to related party, including accrued interest	400,656	-

Total liabilities	583,253	117,974

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized 500,000,000,
58,183,333 and 53,183,334 issued and outstanding
at July 31, 2008 and January 31, 2008, respectively	58,182	53,183
Additional paid in capital	1,415,317	120,316
Deficit accumulated during the exploration stage	(927,365)	(289,572)
Accumulated other comprehensive income	7,419	-

Total stockholders' equity (deficit)	553,553	(116,073)

Total liabilities and stockholders' equity (deficit)	$1,136,806	$1,901

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months		From January 10,
	Ended July 31,		Ended July 31,		2005 (Inception)
	2008	2007	2008	2007	to July 31, 2008

Revenue

Royalties	$4,537	$-	$9,799	$-	$9,799

Operating Expenses:

Administration	9,012	-	51,364	-	52,623
Advertising and promotion	22,447	-	73,246	-	78,083
Bank charges and interest	1,104	62	2,600	109	3,507
Consulting fees	23,625	7,950	47,250	7,950	102,900
Donated rent	-	-	-	750	4,750
Donated service fees	-	-	-	1,500	9,500
Mineral exploration costs	233,142	13,030	361,687	13,030	429,985
Office	6,285	6	10,041	36	12,102
Professional fees	32,745	17,723	56,709	25,123	148,531
Regulatory	4,230	4,134	4,255	4,159	15,925
Travel and entertainment	28,379	27,777	34,854	27,777	63,985
Salaries, wages and benefits	4,930	-	4,930	-	4,930
Impairment loss on mineral property costs	-	-	-	-	9,000
Foreign exchange gains	223	-	-	-	687

Total operating expenses	366,122	70,682	646,936	80,434	936,508

Operating loss	(361,585)	(70,682)	(637,137)	(80,434)	(926,709)

Interest on notes payable	(656)	-	(656)	-	(656)

Net loss for the period	$(362,241)	$(70,682)	$(637,793)	$(80,434)	$(927,365)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	58,031,159	66,431,522	55,677,839	71,800,276

The accompanying notes are an integral part of these unaudited consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO JULY 31, 2008
(UNAUDITED)

	Common Stock Issued			Accumulated
			Additional	Other
	Number of		Paid-in	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Total

Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-

Net loss	-	-	-	(825)	(825)

Balance at January 31, 2005	-	-	-	(825)	(825)

Common stock issued for cash	77,350,000	77,350	(18,100)	-	59,250
Donated services	-	-	3,000	-	3,000
Net loss	-	-	-	(12,363)	(12,363)

Balance at January 31, 2006	77,350,000	77,350	(15,100)	(13,188)	49,062

Donated services	-	-	9,000	-	9,000
Net loss	-	-	-	(43,885)	(43,885)
					-

Balance at January 31, 2007	77,350,000	77,350	(6,100)	(57,073)	14,177

Donated services	-	-	2,250	-	2,250
Return of common shares to treasury	(24,500,000)	(24,500)	24,499	-	(1)
Net loss for the six months ended July 31, 2007	-	-	-	(80,434)	(80,434)

Balance at July 31, 2007	52,850,000	52,850	20,649	(137,507)	(64,008)

Common stock issued for cash	333,334	333	99,667	-	100,000
Net loss for the six months ended January 31, 2008	-	-	-	(152,065)	(152,065)

Balance at January 31, 2008	53,183,334	53,183	120,316	(289,572)	(116,073)

Common stock issued for cash	4,999,999	4,999	1,295,001	-	1,300,000

Balance before net loss and foreign currency exchange gain	-	-	-	-	1,183,927

Net loss for the six months ended July 31, 2008	-	-	-	(637,793)	(637,793)

Foreign currency exchange gain	-	-	-	7,419	7,419

Comprehensive loss	-	-	-	-	(630,374)

Balance at July 31, 2008	58,183,333	$58,182	$1,415,317	$(919,946)	$553,553

On June 15, 2007, the Company declared a forward split of 13 new common shares for every one common share outstanding. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months		From January 10,
	Ended July 31,		2005 (Inception)
	2008	2007	to July 31, 2008

Cash flows from operating activities:
Net loss	$(637,793)	$(80,434)	$(927,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	2,250	14,250
Impairment loss on mineral property costs	-	-	9,000
Changes in operating assets and liabilities:
Accounts and other receivables	(47,707)	-	(47,707)
Prepaid expenses	(17,563)	-	(17,563)
Accounts payable	(6,507)	55,040	38,213
Accrued professional fees	9,907	9,514	41,925
Due to related parties	61,223	-	102,458
Accrued interest on notes payable	656	-	656

Net cash used in operating activities	(637,784)	(13,630)	(786,133)

Cash flows from investing activities:
Acquisition of unproved mineral properties	(657,000)	-	(666,000)

Net cash used in investing activities	(657,000)	-	(666,000)

Cash flows from financing activities:
Notes payable	400,000	-	400,000
Proceeds from issuance of common stock	1,300,000	-	1,459,250

Net cash provided by financing activities	1,700,000	-	1,859,250

Effects of foreign currency exchange	7,419	-	7,419

Increase (decrease) in cash during the period	412,635	(13,630)	414,536

Cash, beginning of period	1,901	15,477	-

Cash, end of period	$414,536	$1,847	$414,536

Supplemental disclosures:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash financing transaction:
Acquisition of 24,500,000 common shares	$-	$-	$1

The accompanying notes are an integral part of these unaudited consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Red Metal Resources Ltd. was incorporated on January 10, 2005 under the laws of the State of Nevada as Red Lake Exploration, Inc. and changed its name to Red Metal Resources Ltd. on August 27, 2008.  On August 21, 2007, Red Metal acquired a 99% interest in Minera Polymet Limitada (Polymet), a limited liability company formed on August 21, 2007 under the laws of the Republic of Chile. In these notes, the terms “Red Metal”, “Company”, “we”, “us” or “our” mean Red Metal Resources Ltd. and its subsidiary, Polymet, whose operations are included in these unaudited consolidated financial statements.  (Note 10)

Red Metal is involved in acquiring and exploring mineral properties in Chile.  The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

Exploration Stage

These unaudited consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and are expressed in United States dollars.  Red Metal has not produced any significant revenues from its principal business or commenced significant operations and is considered an exploration stage company as defined by SEC Guide 7 with reference to Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises.

The Company is in the early exploration stage.  In the exploration stage, management devotes most of its time to conducting exploratory work and developing its business.  These unaudited consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The Company’s continuation as a going concern and its ability to emerge from the exploration stage with any planned principal business activity is dependent upon the continued financial support of its shareholders and its ability to obtain the necessary equity financing and attain profitable operations.

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in Red Metal’s annual report on Form 10-KSB for the year ended January 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended July 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2008 included in the Company’s annual report on Form 10-KSB.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s annual report on form 10-KSB for the year ended January 31, 2008. Additional significant accounting policies that either affect the Company or have been developed since January 31, 2008 are summarized below:

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

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

At July 31, 2008 and January 31, 2008, the Company had approximately $415,000 and $1,900, respectively in cash that was not insured. This cash is on deposit with a major chartered Canadian bank and a Chilean bank. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any cash losses and does not believe that its cash is exposed to any significant credit risk.

Revenue Recognition

The Company records revenues and royalties from the sale of minerals when persuasive evidence of an arrangement exists, delivery to the customer has occurred and risk of ownership or title has transferred, and collectability is reasonably assured. Interest income is recognized at the end of each month.

During the six months ended July 31, 2008, we received $9,799 in royalty revenue.   (Notes 4 and 6)

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

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

The Company accounts for long-lived assets under SFAS Nos. 142 and 144 (SFAS 142 and 144), Accounting for Goodwill and Other Intangible Assets and Accounting for Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS 142 and 144, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  The Company’s only long-lived assets are its unproven mineral interests.  At July 31, 2008, the Company had no impairment losses with respect to its unproven mineral interests.

Asset Retirement Obligations

The Company will record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company will also record a corresponding asset which it will amortize over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the Company will adjust the obligation at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost). At July 31, 2008 and January 31, 2008, the Company had no asset retirement obligations.

Comprehensive Loss

Comprehensive loss reflects changes in equity that result from transactions and economic events from non-owner sources. At July 31, 2008, the Company had a foreign currency exchange gain of $7,419 and a comprehensive loss of $630,374.

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

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on February 1, 2009.  The Company is evaluating the impact that adoption of SFAS 161 might have on its consolidated financial statement disclosures.

In May, 2008, FASB issued SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is reviewing the effect, if any, that the proposed guidance will have on its consolidated financial statements disclosures.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In May, 2008, FASB issued SFAS No. 163 (SFAS 163), Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. We do not expect the adoption of SFAS 163 to have a significant impact on our consolidated financial statements.

NOTE 3 – GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenues from mineral sales since inception, has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. At July 31, 2008, the Company had a working capital deficit of $103,447 and has accumulated losses of $927,365 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate significant revenues in the future. These unaudited consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited consolidated financial statements.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

 NOTE 4 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties at July 31, 2008 and January 31, 2008:

	July 31, 2008	January 31, 2008

Due to a company controlled by an officer (a)	$2,519	$-

Due to a company controlled by directors (b)	82,572	39,010

Due to a company owned by a major shareholder and a relative of the president (c)	14,273	-

Due to a major shareholder (d)	3,096	-

Due to a former president (e)	-	2,227

Total due to related parties	$102,460	$41,237

(a)	During the six months ended July 31, 2008, the Company paid or accrued a total of $53,674 in consulting, office and travel and entertainment costs to a company controlled by an officer.

(b)
During the six months ended July 31, 2008 and 2007, the Company paid or accrued a total of $190,699 and $0 respectively in administration, advertising and promotion, mineral exploration, office, and travel and entertainment costs to a company controlled by two directors.

(c)
During the six months ended July 31, 2008, the Company paid $357,000 in unproved mineral property costs and received $9,799 in royalty income from a company controlled by a major shareholder and a relative of the president.  The Company also paid or accrued $78,567 in costs due to the same company for administration, office, advertising and promotion, professional fees, mineral exploration and travel and entertainment.  During the six months ended July 31, 2007, the Company had no transactions with this company.  (Notes 2, 6 and 10)

(d)
During the six months ended July 31, 2008 and 2007, the Company paid or accrued $18,046 and $0, respectively, in administration, office, mineral exploration and travel and entertainment costs to a major shareholder.

(e)	During the six months ended July 31, 2008 and 2007, the Company recognized $0 and $2,250 in donated rent and services provided by a former president.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE 4 – RELATED-PARTY TRANSACTIONS, continued

On August 1, 2007, the Company issued 333,334 units at $0.30 per unit in a private placement of securities for cash of $100,000 to a relative of the president.  (Notes 7 and 8)

On April 21, 2008, the Company issued 40,000 units at $0.25 per unit in a private placement of securities for cash of $10,000 to a director.  (Notes 7 and 8)

On April 21, 2008, the Company issued 2,000,000 units at $0.25 per unit in a private placement of securities for cash of $500,000 to a relative of the president.  (Notes 7 and 8)

On May 14, 2008, the Company issued 333,333 units at $0.30 per unit in a private placement of securities for cash of $100,000 to a relative of the president.  (Notes 7 and 8)

NOTE 5 – NOTES PAYABLE TO RELATED PARTY, INCLUDING ACCRUED INTEREST

	July 31, 2008	January 31, 2008

Notes payable, on demand, unsecured, bearing interest at 8% per annum, compounded monthly	$400,000	$-

Accrued interest	656	-

Notes payable to related party, including accrued interest	$400,656	$-

NOTE 6 – UNPROVED MINERAL PROPERTIES

	July 31, 2008	January 31, 2008

Acquisition costs	$657,000	$-

Total acquisition costs	$657,000	$-

Farellon Alto Uno al Ocho Mineral Properties

On September 25, 2007, Polymet entered into an agreement with a related company to acquire by assignment the option to purchase the Farellon Alto Uno al Ocho mineral properties located in the Sierra Pan de Azucar, Province of Huasco, III Region of Atacama in Chile. On April 25, 2008, we exercised the option to acquire the right to purchase the Farellon Alto Uno al Ocho mining holdings by paying $250,000 to the optionor.  On April 25, 2008 we paid $300,000 to the vendor to acquire title to the properties. We can complete our acquisition of the properties by paying a royalty equal to 1.5% of the net sales of minerals extracted from the property up to a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month.  The Company can pay any remainder due on the royalty at any time. (Notes 4 and 9)

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE 6 – UNPROVED MINERAL PROPERTIES, continued

Camila Mineral Properties

On February 1, 2008, Polymet entered into an option agreement with a related company to acquire an option to purchase the Camila, Camila Dos, Camila Tres and Camila Cuatro mineral properties, located in Quebrada Jilguero, Commune of Vallenar, Province of Huasco, III Region of Atacama in Chile.  Under the terms of the agreement, we paid $5,000 on February 1, 2008 and $50,000 on May 23, 2008, and agreed to pay $50,000 by November 21, 2008 to exercise the option.  If we exercise the option, we are required to pay $50,000 by December 7, 2008 and $100,000 by June 7, 2009 to the owners of the properties to keep the option in good standing.  The Company can exercise the option and purchase the properties by paying $200,000 to the owners by December 7, 2009 and a royalty equal to 6% of the net sale of minerals extracted from the properties to a total of $1,000,000.  The full $1,000,000 or unpaid portion is due and payable by December 7, 2011.  (Notes 4 and 9)

Santa Rosa Mineral Properties

On February 1, 2008, Polymet entered into an option agreement with a related company to acquire an option to purchase the Santa Rosa Uno Al Seis and Porfiada Uno Al Diez mining properties, located in Sierra Cordon El Tomate, Quebrada de Agua Grande, Commune of Freirina, Province of Huasco, III Region of Atacama in Chile.  Under the terms of the agreement we paid $9,500 on February 1, 2008, $8,500 per month from March 5, 2008 to July 5, 2008 and $50,000 by August 5, 2008, to exercise the option.  Once we exercise the option, we are required to pay $7,500 per month from August 20, 2008 to August 20, 2009 and $10,000 per month from September 20, 2009 to June 20, 2011 to the owners of the properties to exercise the property purchase option.

Once the option with the property owner is exercised, we can purchase the mineral properties by paying the owners of the properties the greater of a royalty equal to 1.5% of the net sale of minerals extracted from the properties or a minimum of $1,000 per month once exploitation begins, until the total purchase price of $600,000 has been paid.  The related company has been conducting exploitation work since October 2007 and made royalty payments to the owners of the properties from October 2007 to July 2008 of $10,000.  At July 31, 2008 we are required to pay $590,000 to acquire the property because these royalty payments have been applied against the $600,000 property acquisition price.  (Notes 9 and 10)

This same related company has the rights to extract and sell minerals from the property until August 5, 2008, and must pay us a royalty equal to 5% of the net proceeds it receives from the processor. During the six months ended July 31, 2008, we received $9,799 in royalties from the related company’s sale of minerals extracted from the Santa Rosa properties.  (Notes 2 and 4)

See Note 10 for additional mineral property acquisitions.

NOTE 7 – COMMON STOCK

On May 14, 2008, the Company issued 999,999 units at $0.30 per unit in a private placement for cash of $300,000.  Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock for $0.50.   (Notes 4 and 8)

On April 21, 2008, the Company issued 4,000,000 units at $0.25 per unit in a private placement for cash of $1,000,000.  Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock for $0.35.  (Notes 4 and 8)

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE 7 – COMMON STOCK, continued

On August 1, 2007, the Company issued 333,334 units at $0.30 per unit in a private placement for cash of $100,000. Each unit consists of one common share and ½ of one warrant (a total of 166,667 warrants).  (Notes 4 and 8)

On June 20, 2007 the Company acquired 24,500,000 shares of its own common stock from its former president for consideration of $1.  The Company cancelled these shares.

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

For subsequent increase in the authorized capital, refer to Note 10.

NOTE 8 – WARRANTS

On May 14, 2008, the Company issued 999,999 share purchase warrants which entitle the holder to purchase up to 999,999 shares of the Company’s common stock at $0.50 per share.  The warrants have a term of two years and will expire on May 14, 2010.  The warrants are required to be exercised if, at any time after November 14, 2008 the Company’s shares trade at $0.80 per share for 30 consecutive days or more. At July 31, 2008 none of these warrants had been exercised. (Notes 4 and 7)

On April 21, 2008, the Company issued 4,000,000 share purchase warrants which entitle the holder to purchase up to 4,000,000 shares of the Company’s common stock at $0.35 per share. The warrants have a term of two years and will expire on April 21, 2010.   At July 31, 2008 none of these warrants had been exercised. (Notes 4 and 7)

On August 1, 2007, the Company issued 333,334 share purchase warrants which entitle the holder to purchase up to 166,667 shares of the Company’s common stock at $0.50 per share.  Two warrants entitle the holder to purchase one share of common stock for $0.50. The warrants have a two-year term and will expire on August 1, 2009.  At July 31, 2008 none of these warrants had been exercised.  (Notes 4 and 7)

All of the Company’s warrants were issued in units that included shares of common stock.  When the units were issued, the Company allocated 25% of the proceeds of the issuance to the estimated fair value of the warrants.  The Company considers the fair value amount to be reasonable and this allocation has been consistently applied.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE 8 – WARRANTS, continued

Warrants Outstanding

At July 31, 2008, the following share purchase warrants were outstanding:

Number of Shares	Exercise Price Per Share	Expiry Date
166,667	$0.50	August 13, 2009
4,000,000	$0.35	April 21, 2010
999,999	$0.50	May 14, 2010
5,166,666

NOTE 9 – COMMITMENTS

Financing

On May 2, 2008, the Company entered into a letter agreement with a brokerage house whereby the brokerage house agreed to privately place up to $6,000,000 of units of the Company’s common stock and common stock purchase warrants.  The Company has agreed to a pay the brokerage house a commission equal to 9% of the total financing and issue warrants equal to 10% of the total number of units issued.  The Company paid a non-refundable work fee of $25,000 which will be deducted from the commission.  The contract is effective for six months.

Drilling Contract

On March 5, 2008, we entered into a contract with a Chilean drilling company for exploration drilling on the Camila and Santa Rosa mineral properties. Under the terms of the contract the Company agreed to pay $335,596 (169,400,000 Chilean pesos) and the drilling company agreed to drill a total of 3,000 meters on our properties.

Commitments

At July 31, 2008, the Company had the following contractual obligations under their drilling contract and the Farellon, Camila and Santa Rosa agreements.  (Notes 6 and 10)

Future minimum payments	Drilling Contract	Property option payments	Partial purchase payments	Royalty payments
2009	106,379	100,000	240,000	12,000
2010	-	-	317,500	12,000
2011	-	-	110,000	12,000
2012	-	-	-	1,012,000
2013	-	-	-	12,000
After 2013	-	-	-	1,130,000
Total future minimum payments	106,379	100,000	667,500	2,190,000

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENT

Santa Rosa Mineral Properties

On August 8, 2008, we paid $50,000 and exercised our option with a related company to acquire an option to purchase the Santa Rosa mineral properties.  (Notes 4, 6 and 9)

On August 8, 2008, our agreement with a related company to extract and sell minerals from the Santa Rosa mineral properties expired.  Subsequent to August 8, 2008, we reached a verbal agreement with this same related company whereby they will continue to extract and sell minerals from the Santa Rosa mineral properties and pay us a royalty equal to 5% of the net proceeds they receive from the processor.  (Notes 4 and 6)

Matteo Mineral Properties

On September 9, 2008, we signed a letter of intent to acquire 76 hectares near the Camila property from a related party for $20,000, and applied to the government for exploration licenses covering 800 hectares surrounding the 76 hectares.  (Notes 4 and 6)

Cecil Mineral Properties

On September 9, 2008, we bought the Cecil claims covering 730 hectares consisting of 500 hectares of exploration licenses and 230 hectares of titled mining claims near the Farellon property for $20,000.  (Note 6)

Common Stock

On August 27, 2008, our authorized common stock increased from 75,000,000 to 500,000,000 with a par value of $0.001 per share.  (Note 7)

Change of Name

On August 27, 2008, we changed our name to Red Metal Resources Ltd.  (Note 1)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This quarterly report on Form 10-Q filed by Red Metal Resources Ltd. contains forward-looking statements.  These are statements regarding financial and operating performance and results and other statements that are not historical facts.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements.  Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements.  Some, but not all, of these risks include, among other things:
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

On August 22, 2008, our shareholders approved an amendment to our articles of incorporation to change our name from Red Lake Exploration, Inc. to Red Metal Resources Ltd. to reflect our shift in focus from the Red Lake area of Ontario, Canada, to Chile, and to increase our authorized capital from 75 million shares of common stock to 500 million shares of common stock. The amendment was effective on August 27, 2008 when it was filed with the Nevada Secretary of State.

When we use the words “we”, “us” or “our” in this report, we are referring to Red Metal Resources Ltd. and its subsidiary, Minera Polymet Limitada, which we sometimes refer to in this report as “Polymet”.

Our principal business is acquiring, exploring and developing mineral resources. As of the date of this report we have exercised options to purchase the Farellon mineral concession and to acquire an option to purchase the Santa Rosa mineral concession in Chile, and we have an option to acquire an option to purchase the Camila mineral concessions.  In this report, we sometimes collectively refer to these agreements as our “property agreements”.  The address of our website is www.redlakeexploration.com (but soon will change to www.redmetalresources.com to reflect our new name).  Information included on our website is not a part of this report.  We have not determined whether our properties contain mineral reserves that are economically recoverable.  We have not begun significant operations and are considered an exploration stage company as defined by SEC Guide 7 with reference to Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises.

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

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

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

At July 31, 2008, we had approximately $415,000 in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank and a Chilean bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not suffered any losses of cash and do not believe that our cash is exposed to any significant credit risk.

Revenue Recognition

We record revenues and royalties from the sale of minerals when pervasive evidence of an arrangement exists, delivery to the customer has occurred and risk of ownership or title has transferred, and collectability is reasonably assured.   Interest income is recognized at the end of each month.

During the six months ended July 31, 2008, we received $9,799 in royalty revenue from a related company.

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

During the six months ended July 31, 2008, we spent approximately $360,000 conducting groundwork on mineral properties of interest to us in Chile.

Long-Lived Assets

We account for long-lived assets under SFAS Nos. 142 and 144, Accounting for Goodwill and Other Intangible Assets and Accounting for Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS 142 and 144, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  Our only long-lived assets are our unproven mineral interests.  At July 31, 2008, we had no impairment losses with respect to our unproven mineral interests.

Asset Retirement Obligations

We will record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, or normal use of our long-lived assets. We will record a corresponding asset and will amortize the asset over its useful life. We will adjust the obligation at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost). At July 31, 2008 we had no asset retirement obligations.

Comprehensive Loss

Comprehensive loss reflects changes in equity that result from transactions and economic events from non-owner sources.  At July 31, 2008, we had a foreign currency exchange gain of $7,419 and a comprehensive loss of $630,374.

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

 In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  We adopted EITF 07-03 on February 1, 2008.  The adoption of EITF 07-03 did not have a material effect on our unaudited consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on February 1, 2009.  We are evaluating the impact the adoption of SFAS 161 might have on our consolidated financial statement disclosures.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are reviewing the effect, if any, the proposed guidance will have on our consolidated financial statements disclosures.

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. We do not expect the adoption of SFAS 163 to have a significant impact on our consolidated financial statements.

Overview

On November 27, 2007 we abandoned our mineral claims in the Red Lake Mining District, Ontario, Canada.

In anticipation of acquiring properties in Chile, on August 21, 2007 we formed Minera Polymet Limitada, a Chilean limited liability company, to hold our Chilean mineral property interests.  We have a 99% interest in Polymet. Polymet had no assets, liabilities or operations when we formed it.

On November 20, 2007, we acquired an option to buy the Farellon mineral properties covering 66 hectares in the III Region of Chile. On April 25, 2008 we exercised this option and acquired title to the property. On February 1, 2008, we acquired options to purchase the Camila and Santa Rosa mineral properties covering a total of 880 hectares in the III Region of Chile. On August 8, 2008, we exercised our option to acquire the option to purchase the Santa Rosa property. All of these agreements are with Minera Farellon Limitada, a company controlled by Kevin Mitchell, a significant shareholder.

On August 6, 2008, we applied for exploration licences covering 2,250 hectares surrounding the Santa Rosa property.  On September 5, 2008, we bought the exploration and mining rights to 730 hectares near the Farellon property from Henry Edward Cecil Floyd, an unrelated party, for the sum of $20,000. On September 9, 2008, we signed a letter of intent with Minera Farellon to acquire two titled mining claims covering 76 hectares near the Camila property. We intend to pay $20,000 for these claims, as well as the legal and transfer costs. The acquisition is conditioned upon the completion of a satisfactory due diligence investigation. We have applied for exploration licences covering 800 hectares in the same area. We continue to conduct groundwork on and discuss terms for the purchase of other properties of interest to us in Chile.

Over the next year we plan to concentrate on exploring and developing our properties in Chile.

Plan of Operation

Through Minera Farellon, we have contracted for the services of Mr. Mitchell, an experienced manager resident in Chile who has organized our office, reviews potential properties, and expedites other resources for us. He also acts as the legal representative for Polymet.

Chilean Mineral Claims

During the last twelve months, we have conducted groundwork on numerous properties of interest to us in the III Region of Chile. We have acquired several of these properties, have options to acquire others, and have staked claims in the same areas. These properties are described below. We are continuing to compile data on and review other properties and discuss terms with various owners.

FARELLON MINERAL PROPERTIES

On September 25, 2007, Minera Farellon agreed to assign to us its option to buy the mineral concessions Farellon Alto Uno al Ocho located in the Sierra Pan de Azucar, Province of Huasco, III Region of Atacama in Chile.  We agreed to pay Minera Farellon $250,000 when the assignment was recorded with the Conservator of Mines in Freirina, Chile. The assignment was recorded on November 20, 2007. Minera Farellon granted us an extension for the payment of $250,000 until April 30, 2008. On April 25, 2008, we paid Minera Farellon $250,000 to exercise our option and paid the vendor $300,000 to acquire title to the property. We still owe the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to a minimum monthly payment of $1,000.  We can pay any remainder due on the royalty at any time. We have not begun exploiting the property.

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

Table 1. Farellon Significant Intersections
Metres	Gold (grams/tonne)	Copper (%)	Cobalt (%)
9	3.72	2.49	.06
3	4.17	5.29	.11
10	1.53	1.31	.04
20.97		1.22	.02

On September 9, 2008, we bought the Cecil claims covering 730 hectares consisting of 500 hectares of exploration licences and 230 hectares of titled mining claims near the Farellon property for $20,000.

CAMILA MINERAL PROPERTIES

On February 1, 2008, Minera Farellon granted us an option to acquire its option to buy the Camila mineral concessions located in the Sector of Quebrada, Commune of Vallenar, Province of Huasco, III Region of Atacama, Chile. We paid Minera Farellon $5,000 when we signed the agreement and agreed to pay an additional $100,000 in two equal payments of $50,000. On May 23, 2008 we paid the first $50,000 and must pay the remaining $50,000 on November 21, 2008 if we elect to exercise our option. If we exercise our option on November 21, 2008, we will assume all of Minera Farellon’s rights and obligations for the mining properties and will be required to pay the vendor $50,000 by December 7, 2008 and $100,000 by June 7, 2009 to keep the option in good standing. We can exercise our option to buy the mining property by paying the vendor $200,000 by December 7, 2009.  Thereafter, we must pay the vendor a royalty equal to 6% of the net sales of minerals extracted from the property for a total of $1,000,000.  The royalty payments are due monthly once exploitation begins. Any unpaid amount is payable in full by December 7, 2011. We have not begun exploiting the property.

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

We began exploring the Camila property on March 14, 2008. The planned exploration program consisted of six drill holes totaling approximately 1,000 metres of diamond drilling on two previously identified mineralized structures to target depth extents of surface copper mineralization and coincident induced polarization anomalies identified in the previous geophysics survey.

We completed four diamond drill holes totaling 939 metres. Two of the holes targeted the Zorro Vein at depth and two holes tested the nearby Camila Breccia. Results from the program have been reviewed and several anomalous zones of copper mineralization were intersected.  Three significant intersections are summarized in table 2.

Table 2. Camila Significant Intersections
Metres	Copper
(%)
19	0.06
4	0.10
2	0.10

On September 9, 2008, we signed a letter of intent to acquire 76 hectares near the Camila property from Minera Farellon for $20,000, and applied to the government for exploration licenses covering 800 hectares surrounding the 76 hectares. We call these properties Matteo.

SANTA ROSA MINERAL PROPERTIES

On February 1, 2008, Minera Farellon granted us an option to acquire its option to buy the Santa Rosa mineral concessions located in Sierra Cordon El Tomate, Province of Huasco, III Region of Atacama, Chile. We paid $9,500 when we signed the agreement and agreed to pay $8,500 per month for five months ending July 5, 2008 and $50,000 by August 5, 2008 to exercise the option, for a total exercise price of $102,000.  We exercised the option with Minera Farellon and acquired its option to buy the property. Under the option, we are required to pay the vendor a total of $317,500 by June 20, 2011, on monthly terms. If we make all of these payments, we will acquire the title to the property. In October 2007, Minera Farellon commenced exploitation work on the property and paid a total royalty of $10,000 to the vendor by the end of July 2008.  Since we acquired the option to purchase the property, we owe the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $590,000.  The royalty payments are due monthly and are subject to a minimum monthly payment of $1,000.  Minera Farellon retained the right to continue to mine the property until August 5, 2008 and paid us a royalty equal to 5% of the net proceeds from the sale of ore. During the first two quarters of 2008 we received approximately $10,000 in royalty payments. We have an oral agreement with Minera Farellon to continue mining under the same terms.

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

To date we have completed three diamond drillholes totaling 311 metres.  We logged the core and sent samples to ALS Chemex’s laboratories in La Serena. We expect results in late September 2008.

On August 6, 2008 Polymet applied for 11 exploration licenses totaling 2,250 hectares surrounding the Santa Rosa property.  There is no guarantee we will be able to convert all of these exploration licenses into mining licenses.

OTHER PROPERTIES

While we intend to concentrate our efforts on exploring and developing the properties that we have, we are reviewing other interesting properties in the same general area and discussing terms with various owners. We have contracted with geologists to analyze the rock samples, perform due diligence, evaluate and analyze their findings, and prepare geological reports. If our initial evaluation results are promising, we intend to acquire additional Chilean mineral properties.

The acquisition and exploration of our Chilean mineral claims are subject to our obtaining the necessary funding. On May 2, 2008, we entered into a letter agreement with a brokerage house whereby the brokerage house agreed to privately place up to $6,000,000 of units of our common stock and common stock purchase warrants. We have agreed to a pay the brokerage house a commission equal to 9% of the total financing and issue warrants equal to 10% of the total number of units issued. We paid a non-refundable work fee of $25,000 which will be deducted from the commission. The contract is effective for six months. The units to be offered will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Chilean Subsidiary

On August 21, 2007, we formed Minera Polymet Limitada, a limited liability company, under the laws of the Republic of Chile.  We own a 99% interest in this company, which holds our Chilean mineral property interests.  The 1% interest that we don’t own is held for us by a Chilean resident as required by Chilean law.  He is an experienced manager who has organized an office and expedites other resources for us.  We have agreed to pay him $2,000 per month to act as the legal representative and manager.

Equity Financing

To generate working capital during the last twelve months, we have issued shares and warrants under Regulation S promulgated under the Securities Act of 1933 as set out in table 3.

Table 3. Equity Financing
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

Debt Financing

During our second quarter, we borrowed $400,000 from Richard N. Jeffs, the father of our president, to whom we issued demand promissory notes to secure our repayment of the principal sum together with interest at 8%.

Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity

Although we have raised $1,700,000 since January 31, 2008, our cash position as of the date of this report is inadequate to satisfy our working capital needs for the next twelve months.  Over the next twelve months we will need to raise capital to cover our operating costs, fulfill the obligations we may incur under our property agreements and cover any exploration or development costs on our properties.

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

We do not anticipate generating any revenue over the next twelve months other than the 5% royalty that Minera Farellon pays us from its mining of the Santa Rosa property, which is not enough to cover our operating costs. The contract with Minera Farellon expired on August 5, 2008, when we exercised our option for the Santa Rosa property option. Since then, we have an oral agreement with Minera Farellon to mine under the same terms. We plan to fund our operations through any combination of equity financing from the sale of our securities, private loans, joint ventures or through the sale of a part interest in our mineral properties.  We do not have any financing arranged and, although we have succeeded in raising funds as we have needed them, we cannot assure you that we will be able to raise sufficient funds in order to cover our general and administrative expenses and acquire and develop properties. Although we have not obtained any financing in the United States and have no plans to, any downturn in the United States economy could affect the willingness of non-US persons to invest their United States funds in risky ventures such as ours.

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

Related-Party Transactions

At July 31, 2008, we had paid $357,000 to Minera Farellon to acquire unproved mineral properties in Chile and we owed Minera Farellon $14,273. During the six months ended July 31, 2008 we paid Minera Farellon a total of $78,567 for administration, office, professional fees, mineral exploration and travel and entertainment costs and we received $9,799 in royalty payments from Minera Farellon.

At July 31, 2008, we owed $82,572 to Fladgate Exploration Consulting Corporation, a company controlled by our directors. During the six months ended July 31, 2008, we paid or accrued a total of $190,699 in administration, advertising and promotion, office, mineral exploration and travel and entertainment expenses to Fladgate.

At July 31, 2008, we owed $3,096 to Kevin Mitchell, a major shareholder. During the six months ended July 31, 2008, we paid or accrued a total of $18,046 in administration, office, mineral exploration and travel and entertainment costs to Mr. Mitchell.

At July 31, 2008, we owed $2,519 to a company owned by John Da Costa, our chief financial officer. During the six months ended July 31, 2008, we paid or accrued a total of $47,250 in costs for consulting, office and travel and entertainment to this company.

At July 31, 2008, we owed $400,000 to Richard N. Jeffs, a relative of a director, to whom we issued promissory notes to secure our repayment of the borrowed funds.  During the six months ended July 31, 2008, we accrued $656 in interest on these notes payable.

We do not have any commitments to pay any administrative or directors’ fees to any related party other than verbal agreements to pay $2,000 per month to Mr. Mitchell to act as Polymet’s legal representative and manager in Chile, to pay Minera Farellon an expediting fee for sourcing and providing our field office and accommodations and other facilities in Chile, and to pay a company owned by our chief financial officer for providing accounting and related services.

On April 21, 2008, we issued 40,000 units of our securities to Michael Thompson, a director, at $0.25 per unit for cash of $10,000.  Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock for $0.35 until the warrants expire on April 21, 2010.

On April 21, 2008, we issued 2,000,000 units of our securities to Mr. Jeffs, a relative of a director, at $0.25 per unit for cash of $500,000.  Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock for $0.35 until the warrants expire on April 21, 2010.

On May 14, 2008, we issued 333,333 units of our securities Mr. Jeffs at $0.30 per unit for cash of $100,000.  Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock for $0.50 until the warrants expire on May 14, 2010.

On September 9, 2008, we signed a letter of intent to buy mining claims covering 76 hectares from Minera Farellon for $20,000.

Comparison of the Three and Six Months Ended July 31 2008 and 2007

Overall Results of Operations

During the six months ended July 31, 2008, we had a net loss of $637,793, which is an increase of $557,359 from our net loss of $80,434 for the six months ended July 31, 2007.  This increase was primarily due to increases in the costs of our administration, consulting, advertising and promotion, mineral exploration and professional fees.

Over the next twelve months we expect our net loss to be significantly higher.  We do not expect to generate any significant revenue from mineral sales and we expect our operating costs to increase as the scope of our operations in Chile increases.

Revenue

Our revenue for the three months ended July 31, 2008 was $4,537 compared to $0 for the three months ended July 31, 2007.

Our revenue for the six months ended July 31, 2008 was $9,799 compared to $0 for the six months ended July 31, 2007.

All of the revenue was the result of a 5% royalty from Minera Farellon which has the right to mine our Santa Rosa properties.  Due to the nature of our business, we do not expect to have operating revenue within the next year other than the royalty revenue from Minera Farellon, which is not enough to cover our operating costs.

Operating Expenses

Our operating expenses increased by $295,440 or 418% from $70,682 for the three months ended July 31, 2007 to $366,122, for the three months ended July 31, 2008.  This increase was primarily due to increases of approximately $9,000 in administration costs, $16,000 in consulting fees, $220,000 in mineral exploration costs, $6,000 in office costs, $22,000 in advertising and promotion costs, $15,000 in professional fees and $5,000 in salaries, wages and benefits.

Our operating expenses increased by $566,502 or 704% from $80,434 for the six months ended July 31, 2007 to $646,936, for the six months ended July 31, 2008.  This increase was primarily due to increases of approximately $51,000 in administration costs, $73,000 in advertising and promotional activities, $3,000 in bank charges and interest, $39,000 in consulting fees, $349,000 in mineral exploration expenses, $10,000 in office costs, $32,000 in professional fees, $7,000 in travel and entertainment costs and $5,000 in salaries, wages and benefits. These costs were partially offset by decreases in donated rent and services of approximately $2,000.

The increase in our operating expenses was primarily due to increases in mineral exploration programs on our Chilean properties; increases in the costs associated with outsourcing our administration, accounting services and rent; increases in the costs of advertising and promotion and the costs associated with raising equity capital; increases in travel and entertainment costs associated with our professional geologists traveling to Chile; professional fees due to regulatory compliance; and salaries, wages and benefits due to hiring employees in Chile.

Over the next twelve months we expect our net loss to increase primarily due to increases in the costs of outsourcing our administration and accounting services; having a resident manager and employees in Chile;  renting our field facilities in Chile; obtaining the legal services as necessary to enforce our rights and discharge our obligations under the property agreements and associated with regulatory compliance; retaining geologists and drilling contractors to explore our properties; and raising equity capital.

Interest Expense

During July of 2008 we issued $400,000 in notes payable.  During six months ended July 31, 2008, we accrued $656 in interest on these notes payable.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Liquidity, Capital Resources and Financial Position

At July 31, 2008, we had a cash balance of $414,536 and negative cash flow from operations of $637,784.

The notes to our unaudited consolidated financial statements as of July 31, 2008 disclose our uncertain ability to continue as a going concern.  We have not generated, and do not expect to generate, enough operating revenue to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $927,365 since inception.  As of July 31, 2008, we had $583,253 in current liabilities.  After offsetting our current liabilities against our current assets of $479,806, we have a working capital deficit of $103,447.  While we have successfully generated enough working capital to the date of this report through the sale of our securities and we believe that we can continue to do so for the next year, we cannot assure you that we will succeed in generating enough working capital to meet our ongoing cash needs.

Net Cash Used In Operating Activities

We used $637,784 net cash in operating activities during the six months ended July 31, 2008.  We used $637,793 to cover our net loss for the period. Our accounts and other receivables increased by $47,707 primarily due to refundable taxes from the Chilean government, we spent $17,563 on prepaid expenses and reduced our accounts payable by $6,507. These uses of cash were partially offset by increases in accrued professional fees of $9,907, amounts due to related parties of $61,223 and interest accrued on our notes payable of $656.

We intend to continue to sell our securities to raise sufficient working capital and obtain advances and loans to sustain our operating and exploration activities; however, we cannot assure you that we will be successful in raising the funds necessary to continue our operations or that we will ever become profitable.

Net Cash Used in Investing Activities

During the six months ended July 31, 2008, we spent $657,000 on the acquisition of mineral properties and options to acquire mineral properties.

Net Cash Provided By Financing Activities

During the six months ended July 31, 2008, we received $1,300,000 in cash on the issuance of 4,999,999 shares of our common stock and warrants for the purchase of 4,999,999 shares of our common stock.

During the six months ended July 31, 2008, we received cash of $400,000 on the issuance of notes payable to a relative of a director.

Contingencies and Commitments

We had no contingencies at July 31, 2008.

Our long-term contractual obligations and commitments are options to purchase mineral properties in Chile and a drilling contract.

Internal and External Sources of Liquidity

To date we have funded our operations by selling our securities and borrowing funds secured with promissory notes, and from mining royalties.

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

(b) Changes in internal control over financial reporting

We did not make any changes in our internal control over financial reporting during the second quarter of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2008, we issued 999,999 units at $0.30 per unit by way of a private placement for cash of $300,000. Each unit consists of one share of common stock and one common stock purchase warrant entitling the holder to purchase one share of common stock for $0.50. The warrants have a term of two years and will expire on May 14, 2010.  The warrants are required to be exercised if, at any time after November 14, 2008, the Company’s shares trade at $0.80 per share for 30 consecutive days or more.

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

Part II, Item 3.  Defaults upon Senior Securities.

None.

Part II, Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to the vote of security holders during the quarter ended July 31, 2008.

Part II, Item 5.  Other Information.

On May 2, 2008 we entered into a letter agreement with a brokerage house for the private placement of up to $6,000,000 of units of our common stock and common stock purchase warrants. We agreed to pay the brokerage house a commission equal to 9% of the total financing and issue warrants equal to 10% of the total number of units issued. We paid a non-refundable work fee of $25,000 which will be deducted from the commission. The contract is effective for 6 months. The securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Red Metal Resources Ltd. has caused this report to be signed on its behalf by the undersigned, duly authorized.

September 15, 2008

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, President

By:	/s/ John DaCosta
John DaCosta, Chief Financial Officer