Form 10-Q
period 2008-10-31
RED METAL RESOURCES, LTD.
filed 2008-12-15
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October  31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 000-52055

RED METAL RESOURCES LTD.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 12, 2008 the number of shares of the registrant’s classes of common stock outstanding was 58,183,333.

Part I, Item 1.  Financial Statements.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS

Current assets:

Cash	$132,571	$1,901
Prepaid expenses and deposits	22,966	-
Total current assets	155,537	1,901

Unproved mineral properties	756,033	-

Total assets	$911,570	$1,901

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$64,979	$44,719
Accrued liabilities	1,000	-
Accrued professional fees	25,617	32,018
Due to related parties	159,877	41,237
Notes payable to related party, including accrued interest	484,364	-

Total liabilities	735,837	117,974

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized 500,000,000,
58,183,333 and 53,183,334 issued and outstanding
at October 31, 2008 and January 31, 2008, respectively	58,183	53,183
Additional paid in capital	1,415,316	120,316
Deficit accumulated during the exploration stage	(1,301,615)	(289,572)
Accumulated other comprehensive income	3,849	-

Total stockholders' equity (deficit)	175,733	(116,073)

Total liabilities and stockholders' equity (deficit)	$911,570	$1,901

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					From
					January 10,
	Three Months		Nine Months		2005 (Inception)
	Ended October 31,		Ended October 31,		to October 31,
	2008	2007	2008	2007	2008
Revenue

Royalties	$4,462	$-	$14,261	$-	$14,261

Operating Expenses:

Administration	16,808	-	68,172	-	69,431
Advertising and promotion	34,584	2,754	107,830	2,754	112,667
Automobile	8,746	-	8,746	-	8,746
Bad debts	65,731	-	65,731	-	65,731
Bank charges and interest	1,269	59	3,869	168	4,776
Consulting fees	33,060	24,643	80,310	32,593	135,960
Donated rent	-	-	-	750	4,750
Donated service fees	-	-	-	1,500	9,500
Mineral exploration costs	77,247	4,506	438,934	17,536	507,232
Office	2,683	1,733	12,724	1,769	14,785
Professional fees	55,621	11,765	112,330	36,888	204,152
Rent	8,748	-	8,748	-	8,748
Regulatory	2,549	1,501	6,804	5,660	18,474
Travel and entertainment	48,245	906	83,099	28,683	112,230
Salaries, wages and benefits	14,713	-	19,643	-	19,643
Impairment loss on mineral property costs	-	-	-	-	9,000
Foreign exchange gains	-	-	-	-	687

Total operating expenses	370,004	47,867	1,016,940	128,301	1,306,512

Operating loss	(365,542)	(47,867)	(1,002,679)	(128,301)	(1,292,251)

Interest on notes payable	(8,708)	-	(9,364)	-	(9,364)

Net loss for the period	$(374,250)	$(47,867)	$(1,012,043)	$(128,301)	$(1,301,615)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	58,183,333	53,183,334	56,639,538	65,526,435

The accompanying notes are an integral part of these unaudited consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO OCTOBER 31, 2008
(UNAUDITED)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	77,350,000	77,350	(18,100)	-	-	59,250
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)		(12,363)

Balance at January 31, 2006	77,350,000	77,350	(15,100)	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)		(43,885)

Balance at January 31, 2007	77,350,000	77,350	(6,100)	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(24,500,000)	(24,500)	24,499	-	-	(1)
Common stock issued for cash	333,334	333	99,667	-	-	100,000
Net loss for the nine months ended October 31, 2007	-	-	-	(128,301)	-	(128,301)

Balance at October 31, 2007	53,183,334	53,183	120,316	(185,374)	-	(11,875)

Net loss for the three months ended January 31, 2008	-	-	-	(104,198)	-	(104,198)

Balance at January 31, 2008	53,183,334	53,183	120,316	(289,572)	-	(116,073)

Common stock issued for cash	4,999,999	5,000	1,295,000	-	-	1,300,000

Balance before net loss and foreign currency exchange gain	-	-	-	-	-	1,183,927

Net loss for the nine months ended October 31, 2008	-	-	-	(1,012,043)	-	(1,012,043)

Foreign currency exchange gain	-	-	-	-	3,849	3,849

Comprehensive loss	-	-	-	-	-	(1,008,194)

Balance at October 31, 2008	58,183,333	$58,183	$1,415,316	$(1,301,615)	$3,849	$175,733

On June 15, 2007, the Company declared a forward split of 13 new shares of common stock for every one share of common stock outstanding. All common stock amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From
			January 10,
	Nine Months		2005 (Inception)
	Ended October 31,		to October 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(1,012,043)	$(128,301)	$(1,301,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	2,250	14,250
Impairment loss on mineral property costs	-	-	9,000
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(22,966)	-	(22,966)
Accounts payable	20,260	19,721	64,980
Accrued liabilites	1,000	-	1,000
Accrued professional fees	(6,401)	3,082	25,617
Due to related parties	118,640	1,879	159,875
Accrued interest on notes payable to related party	9,364	-	9,364

Net cash used in operating activities	(892,146)	(101,369)	(1,040,495)

Cash flows from investing activities:
Acquisition of unproved mineral properties	(756,033)	-	(765,033)

Net cash used in investing activities	(756,033)	-	(765,033)

Cash flows from financing activities:
Cash received on issuance of notes payable to related party	475,000	-	475,000
Proceeds from issuance of common stock	1,300,000	100,000	1,459,250

Net cash provided by financing activities	1,775,000	100,000	1,934,250

Effects of foreign currency exchange	3,849	-	3,849

Increase (decrease) in cash during the period	130,670	(1,369)	132,571

Cash, beginning of period	1,901	15,477	-

Cash, end of period	$132,571	$14,108	$132,571

Supplemental disclosures:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash financing transaction:
Acquisition of 24,500,000 common shares	$-	$-	$1

The accompanying notes are an integral part of these unaudited consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
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

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in Red Metal’s annual report on Form 10-KSB for the year ended January 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended October 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2008 included in the Company’s annual report on Form 10-KSB.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s annual report on form 10-KSB for the year ended January 31, 2008. Additional significant accounting policies that either affect the Company or have been developed since January 31, 2008 are summarized below.

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

Revenue Recognition

The Company records revenues and royalties from the sale of minerals when persuasive evidence of an arrangement exists, the minerals have been delivered to the customer and the risk of ownership or title has been transferred, and collectability is reasonably assured.  Interest income is recognized at the end of each month.

During the nine months ended October 31, 2008, we received $14,261 in royalty revenue.   (Notes 4 and 6)

Recent Accounting Pronouncements

On February 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for entities with a calendar year end. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases (SFAS 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R).

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no impact on the Company’s financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (b) an entity’s own assumptions about market participant assumptions that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable unless a new election date occurs.  SFAS 159 was effective for the Company on February 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 was effective for the Company on February 1, 2008.  The pronouncement did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on February 1, 2009.  Early adoption of this provision is prohibited.  The Company is evaluating the impact adoption of SFAS 161 may have on its consolidated financial statement disclosures.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is reviewing the effect, if any, the proposed guidance will have on its consolidated financial statement disclosures.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
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

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its consolidated financial statements.

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008. The proposed statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute. The proposed statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. When and if the proposed statement is approved in final form by FASB, the Company will evaluate whether the adoption of the proposed statement will have any material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenues from mineral sales since inception, has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. The Company plans to mitigate these operating losses through controlling its operating costs.  The Company plans to obtain sufficient working capital through additional debt or equity financing and private loans.  At October 31, 2008, the Company had a working capital deficit of $580,300 and has accumulated losses of $1,301,615 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate significant revenues in the future. These unaudited consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited consolidated financial statements.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

 NOTE 4 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties at October 31, 2008 and January 31, 2008:

	October 31, 2008	January 31, 2008
Due to a company controlled by an officer (a)	$927	$-

Due to a company controlled by directors (b)	158,950	39,010

Due to a former president (c)	-	2,227

Total due to related parties	$159,877	$41,237

(a)	During the nine months ended October 31, 2008, the Company paid or accrued a total of $86,634 in consulting, office, and travel and entertainment costs to a company controlled by an officer.

(b)
During the nine months ended October 31, 2008, the Company paid or accrued a total of $289,950 in administration, advertising and promotion, mineral exploration, office regulatory and travel and entertainment costs to a company controlled by two directors, and paid $17,536 in mineral exploration fees to the same company.

(c)	During the nine months ended October 31, 2008 and 2007, the Company recognized $0 and $2,250 in services donated by a former president.

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

NOTE 5 – NOTES PAYABLE TO RELATED PARTY, INCLUDING ACCRUED INTEREST

	October 31, 2008	January 31, 2008
Notes payable, on demand, unsecured, bearing interest at 8%
per annum, compounded monthly	$475,000	$-

Accrued interest	9,364	-

Notes payable to related party, including accrued interest	$484,364	$-

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE 6 – UNPROVED MINERAL PROPERTIES

	October 31, 2008	January 31, 2008

Acquisition costs	$756,033	$-

Total acquisition costs	$756,033	$-

Farellon Alto Uno al Ocho Mineral Property

On September 25, 2007, Polymet entered into an agreement with a related company to acquire by assignment the option to purchase the Farellon Alto Uno al Ocho mineral property located in the Sierra Pan de Azucar, Province of Huasco, III Region of Atacama in Chile. The Farellon Alto Uno al Ocho property consists of 66 hectares.  On April 25, 2008, we exercised the option to acquire the right to purchase the Farellon Alto Uno al Ocho mining holding by paying $250,000 to the optionor.  On April 25, 2008 we paid $300,000 to the vendor to acquire title to the property. The mineral property is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month.  The Company has no obligation to pay the royalty if it does not commence exploitation.  (Notes 4 and 9)

Cecil Mineral Properties

On September 9, 2008, Polymet paid $20,000 to acquire the Cecil mineral properties located in Asentamiento Minero designated Quebrada Carrizal Alto, Comuna of Freirina, Provincia of Huasco, III Region of Atacama, Chile.  The Cecil properties cover 730 hectares consisting of 500 hectares of exploration claims and 230 hectares of titled mining properties near the Farellon property.

Camila Mineral Properties

On February 1, 2008, Polymet entered into an option agreement with a related company to acquire an option to purchase the Camila, Camila Dos, Camila Tres and Camila Cuatro mineral properties, located in Quebrada Jilguero, Commune of Vallenar, Province of Huasco, III Region of Atacama in Chile. The Camila mineral properties consist of four mining holdings that cover a total area of 777 hectares.  Under the terms of the agreement, we paid $5,000 on February 1, 2008 and $50,000 on May 23, 2008, and agreed to pay $50,000 by December 1, 2008 to exercise the option.  If we exercise the option, we are required to pay $50,000 by December 7, 2008 and $100,000 by June 7, 2009 to the owners of the properties to keep the option in good standing.  The Company can exercise the option and purchase the properties by paying $200,000 to the owners by December 7, 2009 and a royalty equal to 6% of the net sale of minerals extracted from the properties to a total of $1,000,000.  The full $1,000,000 or unpaid portion is due and payable by December 7, 2011.  (Notes 4, 9, and 10)

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE 6 – UNPROVED MINERAL PROPERTIES, continued

Santa Rosa Mineral Properties

On February 1, 2008, Polymet entered into an option agreement with a related company to acquire an option to purchase the Santa Rosa Uno Al Seis and Porfiada Uno Al Diez mineral properties, located in Sierra Cordon El Tomate, Quebrada de Agua Grande, Commune of Freirina, Province of Huasco, III Region of Atacama in Chile. The Santa Rosa mineral properties consist of two mineral holdings of 50 and 60 hectares each (110 hectares).  Under the terms of the agreement we paid $9,500 on February 1, 2008, $8,500 per month from March 5, 2008 to July 5, 2008 and $50,000 on August 5, 2008, to exercise the option.  Since we exercised the option, we are required to pay $7,500 per month from August 20, 2008 to August 20, 2009 and $10,000 per month from September 20, 2009 to June 20, 2011 to the owners of the properties to exercise the property purchase option. At October 31, 2008 we had made all of the required option payments to property owners.  (Notes 4 and 9)

If we exercise the option to purchase the mineral properties, we must pay the owners of the properties the greater of a royalty equal to 1.5% of the net sale of minerals extracted from the properties or a minimum of $1,000 per month once exploitation begins, until the total purchase price of $600,000 has been paid.  A related company conducted exploitation work from October 2007 to October 27, 2008 and paid $13,000 on account of the royalty, leaving $587,000 owing as of October 31, 2008.  (Note 9)

This same related company paid us a royalty equal to 5% of the net proceeds it received from the processor. During the nine months ended October 31, 2008, we received $14,261 in royalties from the related company’s sale of minerals extracted from the Santa Rosa properties.  (Notes 2 and 4)

Jova Exploration Concessions

On September 28, 2008, Polymet staked and registered the Jova 1-13 exploration concessions at a cost of $3,976.  The Jova 1-13 consists of 13 exploration concessions of 200 hectares each (2,600 hectares).  The exploration concessions are located in Sierra Cordon El Tomate, Quebrada de Agua Grande, Commune of Freirina, Province of Huasco, III Region of Atacama in Chile.  The exploration claims surround the Santa Rosa mineral properties to the north, south, east and west.  (Note 10)

Costa Rica Exploration Concessions

On October 16, 2008, Polymet staked and registered the Costa Rica Dos and Costa Rica Tres exploration concessions at a cost of $1,164.  The Costa Rica exploration concessions consist of two properties of 300 hectares each (600 hectares).  The exploration concessions are located in Cerro La Noria, Province of Copiapo, III Region of Atacama in Chile.

See Notes 9 and 10 for additional mineral property acquisitions.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE 7 – COMMON STOCK

On August 27, 2008, our authorized common stock increased from 75,000,000 shares to 500,000,000 shares with a par value of $0.001 per share.

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

NOTE 8 – WARRANTS

On May 14, 2008, the Company issued 999,999 share purchase warrants which entitle the holder to purchase up to 999,999 shares of the Company’s common stock at $0.50 per share.  The warrants have a term of two years and will expire on May 14, 2010.  The warrants are required to be exercised if, at any time after November 14, 2008, the Company’s shares trade at $0.80 per share for 30 consecutive days. At October 31, 2008 none of these warrants had been exercised. (Notes 4 and 7)

On April 21, 2008, the Company issued 4,000,000 share purchase warrants which entitle the holder to purchase up to 4,000,000 shares of the Company’s common stock at $0.35 per share. The warrants have a term of two years and will expire on April 21, 2010.   At October 31, 2008 none of these warrants had been exercised. (Notes 4 and 7)

On August 1, 2007, the Company issued 333,334 share purchase warrants which entitle the holder to purchase up to 166,667 shares of the Company’s common stock at $0.50 per share.  Two warrants entitle the holder to purchase one share of common stock for $0.50. The warrants have a two-year term and will expire on August 1, 2009.  At October 31, 2008 none of these warrants had been exercised.  (Notes 4 and 7)

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE 8 – WARRANTS, continued

All of the Company’s warrants were issued in units that included shares of common stock.  When the units were issued, the Company allocated 25% of the proceeds of the issuance to the estimated fair value of the warrants.  The Company considers the fair value amount to be reasonable and has consistently allocated this percentage of the proceeds to estimate the fair value of the warrants.

Warrants Outstanding

At October 31, 2008, the following share purchase warrants were outstanding:

Number of Shares	Exercise Price Per Share	Expiry Date
166,667	$0.50	August 13, 2009
4,000,000	$0.35	April 21, 2010
999,999	$0.50	May 14, 2010
5,166,666

NOTE 9 – COMMITMENTS

Financing

On May 2, 2008, the Company entered into a letter agreement with a brokerage house whereby the brokerage house agreed to privately place up to $6,000,000 of units of the Company’s common stock and common stock purchase warrants.  The Company has agreed to pay the brokerage house a commission equal to 9% of the total financing and issue warrants equal to 10% of the total number of units issued.  The Company paid a non-refundable work fee of $25,000 which will be deducted from the commission.  The contract is effective until May 19, 2009.

Investor Relations

On October 21, 2008, the Company entered into a letter agreement with an independent investor relations specialist who agreed to manage our investor relations program.  The Company has agreed to pay him a monthly flat fee of $4,500. The letter agreement can be terminated without cause by either party at any time.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE 9 – COMMITMENTS, continued

Commitments

At October 31, 2008, the Company had the following contractual obligations under the Farellon, Camila and Santa Rosa agreements.  (Notes 6 and 10)

Future minimum payments	Option payment	Partial purchase payment	Royalty payments
2009	$50,000	$245,000	$-
2010	-	320,000	-
2011	-	80,000	-
2012	-	-	1,000,000
2013	-	-	-
After 2013 (a)	-	-	1,187,000

Total future minimum payments	$50,000	$645,000	$2,187,000

(a) These royalty payments are due only if the Company exploits the properties.

On October 10, 2008, Polymet entered into an option agreement with a related company to purchase the Che Uno and Che Dos mineral properties located near the Camila property in the Commune of Vallenar. The Che properties consist of 18 mineral properties and cover a total of 78 hectares.  Under the terms of the agreement we are required to pay $444 to the related company by December 2, 2008 to acquire the option and $20,000 by April 10, 2009 to exercise the option and acquire the mineral properties.  Once the option is exercised the Company is required to pay a former owner a royalty equal to 1% of the net sales of minerals extracted from the property to a maximum of $100,000.  The royalty payments are due monthly once exploitation begins and are not subject to minimum payments.   (Notes 4, 6 and 10)

NOTE 10 – SUBSEQUENT EVENTS

Camila Mineral Properties

On December 1, 2008, the Company decided not to exercise its option on the Camila mineral properties and instead management is discussing new terms with the owner of the Camila mineral properties. (Notes 4, 6 and 9)

Che Mineral Claims

On December 1, 2008, the Company paid $444 to a related company and acquired an option on the Che mineral properties.  (Notes 4 and 9)

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS, continued

Mateo Exploration Claims

On November 2, 2008, we staked and registered the Mateo 4-11exploration claims at a cost of $645. The Mateo 4-11 claims consist of two exploration claims of 200 hectares each and six exploration claims of 300 hectares each (2,200 hectares). The exploration claims are located in Quebrada Jilguero, Commune of Vallenar, Province of Huasco, III Region of Atacama in Chile.  Under Chile’s mining and land tenure policies, the Mateo claims are exploration claims (pedimento stage claims) and can be explored for a period of up to 2 years. After two years, the Company has the option of beginning the application process to convert them into exploration concession stage properties. (Note 6)

Jova Exploration Concessions

On November 17, 2008, we staked and registered two additional Jova exploration concessions, the Jova 14 and Jova 15, at a cost of $668. The Jova 14 and 15 exploration concessions consist of 200 and 300 hectares, respectively (500 hectares) and are located in Cerro La Noria, Province of Copiapo, III Region of Atacama in Chile.   (Note 6)

Auction Concessions
On November 27, 2008 we attended a government auction of mining concessions.  We acquired sixteen new mining concessions as described in the following table, by paying the bid price and a six percent commission fee to the government of Chile.  All of these concessions are located in the Province of Huasco, III Region of Atacama in Chile. (Note 6)

	Cost		Size in
Claim name	Pesos	USD	hectares
Caminada 1/8	646,600	$975	40
Canas 1/30	1,186,649	1,789	200
Canas I 1/20	791,099	1,193	200
Canas II 1/20	791,099	1,193	300
Estrella 16 1/10	395,550	596	100
Estrella 17 1/20	791,099	1,193	200
Estrella 18 1/20	791,099	1,193	200
Estrella 19 1/10	292,706	441	37
Estrella 20 1/20	791,099	1,193	170
Estrella 21 1/20	791,099	1,193	176
Estrella 22 1/20	395,550	596	100
Estrella 23 1/20	395,550	596	100
Estrella 24 1/10	791,099	1,193	100
Estrella 25 1/10	791,099	1,193	100
Estrella 26 1/10	791,099	1,193	100
Margarita 1/14	10,600,000	15,983	56
	21,032,496	$31,713	2,179

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

Our principal business is acquiring, exploring and developing mineral properties in Chile. As of the date of this report we have:

(a) purchased the Farellon mineral properties,
(b) purchased the Cecil exploration concessions,
(c) acquired an option to purchase the Santa Rosa mineral properties,
(d) staked and registered the Jova exploration concessions,
(e) staked and registered  the Costa Rica exploration concessions,
(f) staked and registered the Mateo exploration claims,
(g) acquired an option to purchase the Che mineral properties, and
(h) elected not to exercise our option to acquire an option to purchase the Camila mineral properties.

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

The address of our website is www.redmetalresources.com.  Information included on our website is not a part of this report.

Results of Operations

Our operating results for the three and nine months ended October 31, 2008 and 2007 and the changes between those periods in our operating expenses are summarized in Table 1.

Table 1: Changes in Operating Expenses

			Increase			Increase
			(decrease)			(decrease)
			between the three			between the nine
			months ended			months ended
	Three months ended October 31,		October 31,	Nine months ended October 31,		October 31,
	2008	2007	2008 and 2007	2008	2007	2008 and 2007
Revenue:
Royalties	$4,462	$-	$4,462	$14,261	$-	$14,261
Operating Expenses:
Administration	16,808	-	16,808	68,172	-	68,172
Advertising and promotion	34,584	2,754	31,830	107,830	2,754	105,076
Automobile	8,746	-	8,746	8,746	-	8,746
Bad debts	65,731	-	65,731	65,731	-	65,731
Bank charges and interest	1,269	59	1,210	3,869	168	3,701
Consulting fees	33,060	24,643	8,417	80,310	32,593	47,717
Donated rent	-	-	-	-	750	(750)
Donated service fees	-	-	-	-	1,500	(1,500)
Mineral and exploration costs	77,247	4,506	72,741	438,934	17,536	421,398
Office	2,683	1,733	950	12,724	1,769	10,955
Professional fees	55,621	11,765	43,856	112,330	36,888	75,442
Rent	8,748	-	8,748	8,748	-	8,748
Regulatory	2,549	1,501	1,048	6,804	5,660	1,144
Travel and entertainment	48,245	906	47,339	83,099	28,683	54,416
Salaries, wages and benefits	14,713	-	14,713	19,643	-	19,643

Total operating expenses	370,004	47,867	322,137	1,016,940	128,301	888,639

Operating loss	(365,542)	(47,867)	317,675	(1,002,679)	(128,301)	874,378

Interest on notes payable	(8,708)	-	8,708	(9,364)	-	9,364

Net loss for the period	$(374,250)	$(47,867)	$326,383	$(1,012,043)	$(128,301)	$883,742

Revenue

Our revenue for the three months ended October 31, 2008 was $4,462 compared to $0 for the three months ended October 31, 2007.

Our revenue for the nine months ended October 31, 2008 was $14,261 compared to $0 for the nine months ended October 31, 2007.

All of the revenue was the result of a 5% royalty from Minera Farellon which had the right to mine our Santa Rosa properties.  On October 27, 2008, Minera Farellon ceased mining operations on the Santa Rosa property and stopped paying the royalty revenue. Due to the nature of our business, we do not expect to have operating revenue within the next year.

Operating Expenses

Our operating expenses increased by $322,137 or 673% from $47,867 for the three months ended October 31, 2007 to $370,004, for the three months ended  October 31, 2008.  This increase was primarily due to increases of approximately $17,000 in administration costs, $32,000 in advertising and promotion, $9,000 in automobile costs, $66,000 in bad debts, $8,000 in consulting fees, $73,000 in mineral exploration costs, $44,000 in professional fees, $9,000 in rent costs, $47,000 in travel and entertainment costs, and $15,000 in salaries, wages and benefits.

Our operating expenses increased by $888,639 or 693% from $128,301 for the nine months ended October 31, 2007 to $1,016,940, for the nine months ended October 31, 2008. This increase was primarily due to increases of approximately $68,000 in administration, $105,000 in advertising  and promotion, $9,000 in  automobile costs, $66,000 in bad debts, $48,000 in consulting fees, $421,000 in mineral exploration costs, $11,000 in office costs, $75,000 in professional fees, $9,000 in rent costs, $54,000 in travel and entertainment costs,  and $20,000 in salaries, wages and benefits. These costs were partially offset by decreases in donated services and rent of approximately $2,000.

The increase in our operating expenses was primarily due to increases in mineral exploration programs on our Chilean properties; increases in the costs of advertising and promotion and the costs associated with raising equity capital; increases in the costs associated with outsourcing our administration and accounting services; professional fees due to regulatory compliance; increases in travel and entertainment costs associated with having our professional geologists travel to Chile; salaries, wages and benefits due to hiring employees in Chile; and a write off to bad debts of our uncollectable Chilean value added tax credits.

Over the next twelve months we expect our net loss to increase by approximately $1.5 million primarily due to increases in the costs of outsourcing our administration and accounting services; having a resident manager, geologist and employees in Chile; renting our field facilities in Chile; obtaining legal services as necessary to enforce our rights and discharge our obligations under the property agreements and to meet our regulatory compliance obligations; retaining geologists and other contractors to explore our properties; and raising equity capital.

Interest Expense

During the three months ended October 31, 2008 we accrued $8,708 in interest on our notes payable to a related party.

During the nine months ended October 31, 2008 we issued $475,000 in notes payable to the father of our president and accrued $9,364 in interest on these notes payable.

Net Loss

We had a net loss of $374,250 for the three months ended October 31, 2008 compared to a net loss of $47,867 for the three months ended October 31, 2007.  The $326,383 increase in net loss was due primarily to the acquisition and exploration of our properties in Chile.

We had a net loss of $1,012,043 for the nine months ended October 31, 2008 compared to a net loss of $128,301 for the nine months ended October 31, 2007.  The $883,742 increase in net loss was due primarily to the acquisition and exploration of our properties in Chile.

Liquidity and Capital Resources

Going Concern

The unaudited consolidated financial statements included in this report have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support of our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon our current plans, we expect to incur operating losses in future periods. We plan to mitigate these operating losses through controlling our operating costs.  We plan to obtain sufficient working capital through additional debt or equity financing and private loans.  At October 31, 2008, we had a working capital deficit of $580,300 and accumulated losses of $1,301,615 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate significant revenues in the future. Our unaudited consolidated financial statements do not give any effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

At October 31, 2008, we had a cash balance of $132,571 and negative cash flow from operations of $892,146.  Since February 1, 2008 we have funded our operations through the issuance of $475,000 in notes payable and $1,300,000 in common stock.

Sources and Uses of Cash

Table 2 summarizes our sources and uses of cash for the nine months ended October 31, 2008 and 2007.

Table 2:  Summary of Sources and Uses of Cash

	October 31,
	2008	2007
Net cash provided by financing activities	$1,775,000	$100,000
Net cash used in operating activities	(892,146)	(101,369)
Net cash used in investing activities	(756,033)	-
Effects of foreign currency exchange	3,849	-
Net increase (decrease) in cash	$130,670	$(1,369)

Net cash used in operating activities

Net cash used in operating activities during the nine months ended October 31, 2008 was $892,146.  We used cash of $22,966 to prepay expenses and deposits, primarily for advertising and marketing, and reduced our accrued professional fees by $6,401.  These uses of cash were offset by net increases in accounts payable of $20,260 and accrued liabilities of $1,000; an increase of $118,640 in accounts payable to related parties; and $9,364 in accrued interest on our notes payable to a related party.

Net cash used in operating activities during the nine months ended October 31, 2007 was $101,369.  We used $128,301 in cash to cover our general and administrative costs.  This use of cash was funded through net increases in accounts payable of $19,721; accrued professional fees of $3,082; and accounts payable to related parties of $1,879.

Net cash used in investment activities

During the nine months ended October 31, 2008, we spent $756,033 on the acquisition of mineral properties, options to acquire mineral properties, and exploration claims.

We had no investment activities during the nine months ended October 31, 2007.

Net cash provided by financing activities

During the nine months ended October 31, 2008, we received $1,300,000 in cash on the issuance of 4,999,999 shares of our common stock.

During the nine months ended October 31, 2008, we received cash of $475,000 on the issuance of notes payable to a relative of a director.

We had no financing activities during the nine months ended October 31, 2007.

Mineral Properties

On November 27, 2007 we abandoned our mineral claims in the Red Lake Mining District, Ontario, Canada.

In anticipation of acquiring properties in Chile, on August 21, 2007 we formed Minera Polymet Limitada, a Chilean limited liability company, to hold our Chilean mineral property interests.  We have a 99% interest in Polymet. Polymet had no assets, liabilities or operations when we formed it.

On November 20, 2007, we acquired an option to buy the Farellon mineral properties covering 66 hectares in the III Region of Chile. On April 25, 2008 we exercised this option and acquired the property. On February 1, 2008, we acquired options to purchase the Camila and Santa Rosa mineral properties covering a total of 880 hectares in the III Region of Chile. On August 8, 2008, we exercised our option to acquire the option to purchase the Santa Rosa property. On December 1, 2008, we elected not to exercise the option to acquire the option to purchase the Camila property. All of these agreements are with Minera Farellon Limitada, a company controlled by Kevin Mitchell, a significant shareholder.

On September 9, 2008, we bought the Cecil mineral properties covering 730 hectares near the Farellon property. The Cecil properties consist of 500 hectares of exploration claims and 230 hectares of titled mining claims. On December 1, 2008 we acquired an option to purchase 76 hectares of the Che mineral claims around the Camila properties. On November 2, 2008, we staked another 2,200 hectares of exploration claims in the same area. On September 28, 2008 and November 17, 2008, we staked 15 exploration concessions covering 3,100 hectares surrounding the Santa Rosa property. On October 16, 2008, we staked 600 hectares of the Costa Rica exploration concessions in Cerro La Noria, Province of Copiapo, III Region of Atacama. We continue to conduct groundwork on and discuss terms for the purchase of other properties of interest to us in Chile.

On November 27, 2008 we attended a government auction of mining concessions.  We acquired sixteen new mining concessions as described in Table 3.  In accordance with Chilean laws we paid the outstanding fiscal tax owed by the property owners, bid against other buyers and paid six percent commission to the government of Chile. All of these concessions are located in the Province of Huasco, III Region of Atacama in Chile.

Table 3: Auction Concessions

	Cost		Size in
Claim name	Pesos	USD	hectares
Caminada 1/8	646,600	$975	40
Canas 1/30	1,186,649	1,789	200
Canas I 1/20	791,099	1,193	200
Canas II 1/20	791,099	1,193	300
Estrella 16 1/10	395,550	596	100
Estrella 17 1/20	791,099	1,193	200
Estrella 18 1/20	791,099	1,193	200
Estrella 19 1/10	292,706	441	37
Estrella 20 1/20	791,099	1,193	170
Estrella 21 1/20	791,099	1,193	176
Estrella 22 1/20	395,550	596	100
Estrella 23 1/20	395,550	596	100
Estrella 24 1/10	791,099	1,193	100
Estrella 25 1/10	791,099	1,193	100
Estrella 26 1/10	791,099	1,193	100
Margarita 1/14	10,600,000	15,983	56
	21,032,496	$31,713	2,179

Over the next year we plan to concentrate on exploring and developing our properties in Chile.

Through Minera Farellon, we have contracted for the services of Mr. Mitchell, an experienced manager resident in Chile who has organized our office, reviews potential properties, and expedites other resources for us. He also acts as the legal representative for Polymet.

During the last twelve months we have conducted groundwork on numerous properties of interest to us in the III Region of Chile. We have acquired several of these properties, have options to acquire others, and have staked claims in the same areas. These properties are described below. We are continuing to compile data on and review other properties and discuss terms with various owners.

Farellon Mineral Properties

Farellon Alto Uno al Ocho

On September 25, 2007, Minera Farellon agreed to assign to us its option to buy the mineral concessions Farellon Alto Uno al Ocho located in the Sierra Pan de Azucar, Province of Huasco, III Region of Atacama in Chile.

We agreed to pay Minera Farellon $250,000 when the assignment was recorded with the Conservator of Mines in Freirina, Chile. The assignment was recorded on November 20, 2007. Minera Farellon granted us an extension for the payment of $250,000 until April 30, 2008. On April 25, 2008, we paid Minera Farellon $250,000 to exercise our option and paid the vendor $300,000 to acquire the property. We owe the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the property for a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to a minimum monthly payment of $1,000.  We can pay any remainder due on the royalty at any time. We have not begun exploiting the property.

The Farellon property is located in Chile's III Region in the highly prospective Candelaria iron-oxide-copper-gold (IOCG) belt, home of the Phelps Dodge Candelaria Mine.  The Candelaria copper mine has been in production since 1993 and has reported proven reserves of 283 million tonnes grading 0.64% copper.  Recent surface sampling on the Farellon property has returned values of up to 6.7% copper, and ICP analysis of surface samples indicates mineralogy assemblages consistent with classic IOCG deposits. Historic drilling on the property intersected sulphide and oxide mineralization to a depth of 150 meters and outlined a 1.7 kilometer strike length. Four significant intersections are summarized in Table 4.

Table 4: Farellon Significant Intersections

Metres	Gold (grams/tonne)	Copper (%)	Cobalt (%)
9	3.72	2.49	.06
3	4.17	5.29	.11
10	1.53	1.31	.04
20	.97	1.22	.02

Cecil

On September 9, 2008, we bought the Cecil claims for $20,000. The Cecil claims cover 730 hectares and consist of 500 hectares of exploration licences and 230 hectares of titled mining claims. The Cecil claims lie in the same geological district as the Farellon property and are located 1.7 kilometres north of the Farellon property border in the Asentamiento Minero designated Quebrada Carrizal Alto, Comuna of Freirina, Provincia of Huasco, III Region of Atacama, Chile.  The claims cover a 1.8 kilometre strike length of a mineralized vein interpreted to be part of the same mineralizing system as the Farellon vein. An investigation completed during the Farellon acquisition uncovered a broad regional sampling program completed in 1996 showing results from the areas covered by the Cecil claims. Results from the 1996 sampling show copper and gold grades similar to grades returned from the Farellon vein, with up to 13.5 grams per tonne gold with 1.27% copper and 2.27 grams per tonne gold with 1.68% copper while the cobalt grades are stronger with samples of up to 0.68% and 0.51% cobalt. All samples are from waste dumps surrounding historical artisanal mine workings.

Camila Mineral Properties

Camila Breccia

On February 1, 2008, Minera Farellon granted us an option to acquire its option to buy the Camila mineral concessions located in the Sector of Quebrada, Commune of Vallenar, Province of Huasco, III Region of Atacama, Chile. Under the option agreement, the acquisition price was $455,000 payable in stages on various dates between February 1, 2008 and December 7, 2009. The option agreement included a royalty equal to 6% of the net sales of minerals extracted from the property for a total of $1,000,000 payable monthly once exploitation begins and payable in full by December 7, 2011. We have not exploited the property. The option was exercisable on December 1, 2008. We did not exercise the option. We remain interested in the property and are discussing new terms with the owner.

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

We completed four diamond drill holes totaling 939 metres. Two of the holes targeted the Zorro Vein at depth and two holes tested the nearby Camila Breccia. Results from the program have been reviewed and several anomalous zones of copper mineralization were intersected.  Three significant intersections are summarized in Table 5.

Table 5: Camila Significant Intersections

Metres	Copper (%)
19	0.06
4	0.10
2	0.10

Che Uno and Che Dos

On October 10, 2008, we signed an option agreement with Minera Farellon to purchase the mineral properties Che Uno and Dos, located in Sierra La Colorada, Comuna of Vallenar, province of Huasco, III Region of Atacama, Chile. The Che concessions cover 76 hectares around the Camila property.  On December 1, 2008 we paid $444 to acquire the option and agreed to pay $20,000 by April 10, 2009 to exercise the option and complete the acquisition of the Che Uno and Che Dos properties.

Minera Farellon agreed to pay the former owner a royalty equal to 1% of the net proceeds from the sale of ore to a maximum of $100,000 with no monthly minimum. We will assume this royalty obligation if we exercise our option and complete the purchase of the property from Minera Farellon.

Matteo

On November 2, 2008, we staked and registered with the government eight exploration claims around the Che properties covering 2,200 hectares. We can explore these claims for a period of up to two years before making an application to advance their status to the registered mining property. There is no guarantee we will be able to convert all of these exploration claims into mining licenses.

The Matteo claims cover a five kilometer strike length of intensely altered volcanics with siginificant massive sulphide mineralization.  Grab samples from artisanal mining dumps have returned assays of up to 6.89% copper and 3.47 g/t gold.

Santa Rosa Mineral Properties

Santa Rosa Uno and Porfiada Uno

On February 1, 2008, Minera Farellon granted us an option to acquire its option to buy the Santa Rosa mineral concessions located in Sierra Cordon El Tomate, Province of Huasco, III Region of Atacama, Chile. We paid $9,500 when we signed the agreement and agreed to pay $8,500 per month for five months ending July 5, 2008 and $50,000 by August 5, 2008 to exercise the option, for a total exercise price of $102,000.  We exercised the option with Minera Farellon and acquired its option to buy the property. Under the option terms, we are required to pay the vendor a total of $317,500 by June 20, 2011, on monthly terms. If we make all of these payments, we will acquire the property. In October 2007, Minera Farellon started exploiting the property and had paid a total royalty of $10,000 to the vendor by the end of July 2008.

On August 5, 2008, we acquired the option to purchase the property and assumed all responsibilities for a royalty payment equal to 1.5% of the net sales of minerals extracted from the property for a total of $590,000. Subsequent to August 5, 2008, we continued Minera Farellon’s right to continue to mine the property and pay us a royalty equal to 5% of the net proceeds from the sale of ore while we were making minimum monthly payments to the vendor. On October 27, 2008, Minera Farellon ceased mining operations on the Santa Rosa and ended all of our royalty obligations. Our obligation to pay a royalty will resume if we exercise the option and we begin exploiting the property. The $3,000 minimum monthly royalty that we paid between August and October 2008 reduced our total royalty obligation to $587,000.

During the first three quarters of 2008 Minera Farellon paid us approximately $14,000 on account of the royalty.

The Santa Rosa property is made up of two mining and exploration concessions totaling 110 hectares. The property is located in the highly prospective Candelaria IOCG belt. Recent exploration has identified multiple mineralized structures with significant alteration indicators of IOCG systems. Minera Farellon was selling the ore from Santa Rosa to Enami, a Chilean national mining company.  The ore is returning grades of up to 19.78% copper and 13.9 grams per tonne gold.

We moved the diamond drill to the Santa Rosa property in June 2008 and have begun exploring the property. The planned program consists of approximately 1,000 metres of near-surface diamond drilling and is designed to extend to depth the mineralization that is currently the focus of Minera Farellon’s small-scale, near-surface mining.

To date we have completed three diamond drillholes totaling 311 metres.  We logged the core and sent samples to ALS Chemex’s laboratories in La Serena.  We have received the lab results which we are currently processing and evaluating. Due to technical difficulties with the drill, the drill was removed from the property in early September.

Jova

On September 28, 2008, we staked and registered with the government 13 exploration concessions around the Santa Rosa property covering 2,600 hectares. We call these claims Jova. On November 17, 2008, we added two additional exploration concessions to the Jova claims. We have the right to explore these claims for 220 days after the registration date and prior to the end of the 220 days have to a make request to upgrade to the titled mining property status. There is no guarantee we will be able to convert all of these exploration claims into mining licenses.

Costa Rica Claims

Costa Rica Dos and Tres

On October 16, 2008, we staked and registered with the government two exploration licenses located in Cerro La Noria, Province of Copiapo, III Region of Atacama. These claims cover 600 hectares with total acquisition costs of $1,164. Very limited data exist for the claims’ mineralization. We have the right to explore these claims for 220 days after the registration date and prior to the end of the 220 days have to make a request to upgrade to the titled mining property status. There is no guarantee we will be able to convert all of these exploration claims into mining licenses.

Other Properties

While we intend to concentrate our efforts on exploring and developing the properties that we have, we are reviewing other interesting properties in the same general area and discussing terms with various owners.    We have contracted with geologists to analyze the rock samples, perform due diligence investigations, evaluate and analyze their findings, and prepare geological reports. If our initial evaluation results are promising, we intend to acquire additional Chilean mineral properties.

The acquisition and exploration of our Chilean mineral claims are subject to our ability to obtain the necessary funding.   On May 2, 2008, we entered into a letter agreement with a brokerage house whereby the brokerage house agreed to privately place up to $6,000,000 of units of our common stock and common stock purchase warrants.  We have agreed to pay the brokerage house a commission equal to 9% of the total financing and issue warrants equal to 10% of the total number of units issued.  We paid a non-refundable work fee of $25,000 which will be deducted from the commission.  The contract is effective until May 19, 2009.  The units to be offered will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  On October 21, 2008, we entered into a letter agreement with an independent investor relations specialist. We have agreed to pay him a monthly fee of $4,500 for providing us with an investor relations program that will provide information about us to institutional and individual investors. The letter agreement is not subject to fixed terms and can by terminated by either party.

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

Equity Financing

To generate working capital during the last twelve months, we have issued shares and warrants under Regulation S promulgated under the Securities Act of 1933 as set out in Table 6.

Table 6: Equity Financing

	Shares			Warrants*
Date of issue	Number	Price	Proceeds	Number	Price	Expiry
August 1, 2007	333,334	$0.30	$100,000	166,667	$0.50	August 1, 2009
April 21, 2008	4,000,000	$0.25	1,000,000	4,000,000	$0.35	April 21, 2010
May 14, 2008	999,999	$0.30	300,000	999,999	$0.50	May 14, 2010†
	5,333,333		$1,400,000	5,166,666

*The warrants can be exercised any time before their expiration dates at the exercise price.
†These warrants must be exercised if our stock trades at $0.80 per share for 30 consecutive trading days.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate economic mineral properties, generate revenue from our mineral production and control production costs.  Our failure to generate sufficient revenue or raise sufficient working capital will adversely affect our ability to achieve our ultimate business objectives.  We cannot assure you that we will be able to raise additional equity capital, locate economic mineral properties, generate revenue from our mineral production or control production costs in the future.  These factors raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements included in this report do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our consolidated financial statements.

If we are successful in completing future equity financing, the issuance of additional shares will result in dilution to our existing shareholders.

Debt Financing

During the nine months ended October 31, 2008, we borrowed $475,000 from Richard N. Jeffs, the father of our president, to whom we issued demand promissory notes to secure the repayment of the principal sum together with interest at 8%.

Challenges and Risks

Although we have raised $1,775,000 since January 31, 2008, our cash position as of the date of this report is inadequate to satisfy our working capital needs for the next twelve months.  Over the next twelve months we will need to raise capital to cover our operating costs, fulfill the obligations we may incur under our property agreements and cover any exploration or development costs on our properties.

We expect our general and administrative expenses to increase due to the costs associated with setting up and increasing the scope of our operations in Chile, which include exploring and developing our mineral properties and sourcing additional mineral properties and exploration claims.  We have no capital expenditures planned, but we are reviewing other mineral properties and could decide to buy or acquire an option to buy more properties, which would require that we raise more capital.

We do not anticipate generating any revenue over the next twelve months. We plan to fund our operations through any combination of equity financing from the sale of our securities, private loans, joint ventures or through the sale of a part interest in our mineral properties.  Other than the letter agreement we signed on May 2, 2008 relating to the private placement of our securities, we do not have any financing arranged.  We cannot assure you that we can raise significant funds through this offering.  Although we have succeeded in raising funds as we have needed them, we cannot assure you that we will be able to raise sufficient funds in order to cover our general and administrative expenses and acquire and develop properties. Although we have not obtained any financing in the United States and have no plans to do so, any downturn in the United States economy could affect the willingness of non-US persons to invest their United States funds in risky ventures such as ours.

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

Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and to determine if the prices we will receive on the sale of minerals will exceed the cost of mineral exploitation.  If we are unable to raise cash, we may be required to cease our operations.  Other than as discussed in this quarterly report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies at October 31, 2008.

We have the following long-term contractual obligations and commitments:

Farellon royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellon property up to a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month.  We have no obligation to pay the royalty if we do not commence exploitation.  We have not commenced exploitation.

Santa Rosa payments. To exercise the property purchase option on the Santa Rosa properties, we must pay a total of $295,000 in option payments to the owners of the Santa Rosa properties between November 1, 2008 and June 20, 2011.  If we exercise the option, we can purchase the mineral properties by paying the owners a royalty equal to 1.5% of the net proceeds realized from the sale of minerals extracted from the properties, or a minimum of $1,000 per month, once exploitation begins until the remaining purchase price of $587,000 is paid.

Che option. Under the terms of our option agreement with Minera Farellon, we must pay $20,000 by April 10, 2009 to exercise the option and purchase the Che mineral properties.  If we exercise our option, then we must pay a royalty equal to 1% of the net sales of minerals extracted from the property to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

Investor relations.  On October 21, 2008, we entered into a letter agreement with an independent investor relations specialist who agreed to provide us with an investor relations program for a flat monthly fee of $4,500. The letter agreement can by terminated without cause by either party at any time.

Internal and External Sources of Liquidity

To date we have funded our operations by selling our securities and borrowing funds secured with promissory notes, and from mining royalties.

Critical Accounting Policies

An appreciation of our critical accounting policies is necessary to understand our financial results.  These policies may require that we make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for our unproved mineral properties, our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting policies consistently.

A summary of our significant accounting policies is included in our Annual Report on Form 10-KSB for the year ended January 31, 2008.  Significant accounting policies which either affect us or have been developed since January 31, 2008, are summarized below.

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on our results of operations or financial position for any period presented.

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

Revenue Recognition

We record revenues and royalties from the sale of minerals when persuasive evidence of an arrangement exists, delivery to the customer has occurred and risk of ownership or title has transferred, and collectability is reasonably assured.  Interest income is recognized at the end of each month.

During the nine months ended October 31, 2008, we received $14,261 in royalty revenue from a related company.

Recently Adopted and Recently Issued Accounting Standards

Refer to Note 2 of the Notes to our Consolidated Financial Statements which is included in our Form 10-KSB for the fiscal year ended January 31, 2008 for a discussion of recent accounting standards and pronouncements.  Accounting pronouncements that have been issued or adopted subsequent to January 31, 2008 are described below:

On February 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157 , Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for entities with a calendar year end. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no impact on our financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (a) market participant assumptions based on market data obtained from independent sources (observable inputs), and (b) an entity’s own assumptions about market participant assumptions that are based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits the measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for us on February 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements as we did not elect the fair value option for any of our financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 was effective for us on February 1, 2008.  The pronouncement did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on February 1, 2009.  Early adoption of this provision is prohibited.  We are evaluating the impact adoption of SFAS 161 may have on our consolidated financial statement disclosures.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are reviewing the effect, if any, the proposed guidance will have on our consolidated financial statement disclosures.

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

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not yet evaluated the impact that FSP APB 14-1 will have on our consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in calculations of earnings per share. The guidance will be effective for fiscal years beginning after December 15, 2008. We are evaluating the requirements of FSP No. EITF 03-6-1 and the impact that the adoption will have on our consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued EITF Issue 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  We are evaluating the impact that adoption of EITF 07-5 will have on our consolidated financial statements.

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008. The proposed statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute. The proposed statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. When and if the proposed statement is approved in final form by FASB, we will evaluate whether the adoption of the proposed statement will have any material impact on our financial position or results of operations.

Part I, Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide this disclosure.

Part I, Item 4T.  Controls and Procedures.

(a) Disclosure Controls and Procedures

Caitlin Jeffs, our chief executive officer, and John daCosta, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as the term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the “evaluation date”).  Based on their evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting

During the quarter of the fiscal year covered by this report, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II, Item 1.  Legal Proceedings.

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets is the subject of any pending legal proceedings.

Part II, Item 1A.  Risk Factors.

As a smaller reporting company we are not required to provide this information.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We occasionally borrow funds from Richard N. Jeffs, the father of our president, for working capital purposes.  When we borrow money from Mr. Jeffs, we issue demand promissory notes that accrue interest at the rate of 8% per annum.  On September 8, 2008 we borrowed $50,000 in principal amount from Mr. Jeffs and on October 22, 2008 we borrowed an additional $25,000 in principal amount.  In total, we have borrowed $475,000 from Mr. Jeffs between July 17, 2008 and October 31, 2008 and we expect to ask for additional loans in the future.  We relied on section 4(2) of the Securities Act of 1933 to issue the promissory notes inasmuch as the promissory notes were offered and sold without any form of general solicitation or general advertising and the offeree made representations that he was an accredited investor.

Part II, Item 3.  Defaults upon Senior Securities.

None.

Part II, Item 4.  Submission of Matters to a Vote of Security Holders.

On August 22, 2008 we held a special meeting of our shareholders for the purpose of (i) increasing the number of shares of our authorized common stock from 75,000,000 to 500,000,000 and (ii) changing our name from Red Lake Explorations, Inc. to Red Metal Resources Ltd.  As of the record date, July 28, 2008, a total of 58,183,333 shares of our common stock were entitled to vote at the meeting.  The results of the voting are as follows:

Proposal 1 – To amend our articles of incorporation to increase the number of authorized shares of common stock to 500,000,000.

FOR	AGAINST	ABSTAIN
46,928,193	33,530	6,703

Proposal 2 – To amend our articles of incorporation to change our name from Red Lake Exploration, Inc. to Red Metal Resources Ltd.

FOR	AGAINST	ABSTAIN
46,946,776	19,950	1,700

Part II, Item 5.  Other Information.

On September 9, 2008 our subsidiary, Minera Farellon Limitada (“Farellon”), entered into a letter of intent with Minera Polymet Ltda. (“Polymet”).  Pursuant to the letter of intent, subsequent to the completion of a due diligence investigation by Polymet, Farellon will sell two properties (mensura pertenencias) to Polymet for the price of $20,000.  The price will be paid with Chilean pesos.

Please see the informatio at Part II, Item 2, which is incorporated by reference.

Part II, Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

10.1	Letter of Intent dated September 9, 2008 between Minera Polymet Ltda. And Minera Farellon Limitada*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.
(1) Incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134363.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Red Metal Resources Ltd. has caused this report to be signed on its behalf by the undersigned, duly authorized.

December 15, 2008

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, President

By:	/s/ John DaCosta
John DaCosta, Chief Financial Officer