Form 10KSB/A
period 2008-01-31
RED METAL RESOURCES, LTD.
filed 2009-01-20
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO.1

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 000-52055

RED METAL RESOURCES LTD.
(Exact name of small business issuer as specified in its charter) (Formerly RED LAKE EXPLORATION, INC.)

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

1

Explanatory Note:

This Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008, which was filed with the Securities and Exchange Commission on May 13, 2008 (the “Original Filing”), is being filed to provide a revised audit report from Mendoza Berger & Company, LLP (“Mendoza Berger”).  The original audit report did not mention that Mendoza Berger audited our consolidated statements of operations, changes in stockholders’ deficit and cash flows for the period from inception (January 10, 2005) through January 31, 2008.  The audit report has been revised to include this information.  As a result of this amendment, the certifications made pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Form 10-KSB/A.

No attempt has been made in this Form 10-KSB/A to modify or update the disclosures in the Original Filing except as described above.  This Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

On August 27, 2008 our name was changed from Red Lake Exploration, Inc. to Red Metal Resources Ltd.

2

Item 7.     Financial Statements

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Red Lake Exploration, Inc.

We have audited the accompanying consolidated balance sheet of Red Lake Exploration, Inc. (an exploration stage company), as of January 31, 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the period from inception (January 10, 2005) through January 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Red Lake Exploration, Inc. (an exploration stage company), as of January 31, 2007 were audited by other auditors, whose report dated April 23, 2007, on those statements included an explanatory paragraph that described the uncertainty of the Company’s ability to continue as a going concern discussed in Note 3 to the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lake Exploration, Inc. (an exploration stage company) as of January 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from inception (January 10, 2005) through January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with the requirements of the Securities Exchange Act of 1934, Red Metal Resources Ltd. (formerly Red Lake Exploration, Inc.) has caused this report to be signed on its behalf by the undersigned duly authorized persons.

Date: January 20, 2009

RED METAL RESOURCES, LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs President

By:	/s/ John Da Costa
John Da Costa Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons signed this report on behalf of Red Metal Resources Ltd. (former Red Lake Exploration, Inc.) and in the capacities below on January 20, 2009 .

Signature and Title

/s/ Caitlin Jeffs
Caitlin Jeffs Director, President, Secretary

/s/ John Da Costa
John Da Costa Chief Financial Officer

/s/ Michael Thompson
Michael Thompson Director