Form 10-K
period 2009-01-31
RED METAL RESOURCES, LTD.
filed 2009-05-04
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 000-52055

RED METAL RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-2138504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Park Avenue Thunder Bay, Ontario P7B 1B9
(Address of principal executive offices)

Registrant’s telephone number, including area code: (807) 345-5380

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of July 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was $19,361,196.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 28, 2009 was 58,183,333.

DOCUMENTS INCORPORATED BY REFERENCE

None
TABLE OF CONTENTS

		Page
PART I
ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	9
ITEM 1B	UNRESOLVED STAFF COMMENTS	13
ITEM 2.	PROPERTIES	13
ITEM 3.	LEGAL PROCEEDINGS	13
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

PART II
ITEM 5.	MMARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
ITEM 6.	SELECTED FINANCIAL DATA	14
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	34
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	35
ITEM 9A(T).	CONTROLS AND PROCEDURES	35
ITEM 9B.	OTHER INFORMATION	36

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	36
ITEM 11.	EXECUTIVE COMPENSATION	38
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	49
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	40
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	41
ITEM 15.	EXHIBITS	43

Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements”.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this annual report titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as the following:

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

You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this annual report.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1.    BUSINESS

Red Metal Resources Ltd. was incorporated in Nevada on January 10, 2005 as Red Lake Exploration, Inc.  We changed our name to Red Metal Resources Ltd. on August 27, 2008.

On August 21, 2007, we formed Minera Polymet Limitada, a limited liability company (“Polymet”), under the laws of the Republic of Chile.  We own a 99% interest in Polymet, which holds our Chilean mineral property interests.  Under Chilean law, a resident of Chile must be a shareholder in a limitada.  To meet this requirement, 1% of Polymet is owned by a Chilean resident, an experienced manager who has organized an office and other resources for us and is Polymet’s legal representative in Chile.

Our resident agent’s office is at 711 S Carson Street, Carson City, Nevada, 89701.  Our business office is at 195 Park Avenue, Thunder Bay, Canada, P7B 1B9.  Our telephone number is (807) 345-5380; our email address is info@redmetalresources.com; and our web address is www.redmetalresources.com.  Information on our web site is not a part of this report.

We are a startup exploration stage company without operations.  We are in the business of acquiring and exploring mineral resources.  We own five mineral properties and have one letter of intent and one option to purchase mineral concessions in Chile. The two properties to be purchased will add ground to one of our already-owned properties.  We had options to purchase the Santa Rosa and the Camila properties.  We allowed these options to expire in November and December, 2008. We abandoned the Camila property after our intial exploration program indicated more prospective ground lay to the northeast. We abandoned the Santa Rosa property as we considered the price too high in today’s market. We had claims in Ontario, Canada, but were not encouraged by the results of the work that we conducted on them and allowed them to expire on November 27, 2007. All of our properties are in Chile.

In Chile we have acquired title to mining claims, locally called mensuras, and staked or acquired exploration claims, locally called pedimentos. A mensura gives the holder title and the right to mine the property. A pedimento gives the holder the right to explore a mineral property for two years. The holder can apply to convert a pedimento to a mensura at any time during the two years.  The application process takes 220 days.

We have not determined whether our mineral properties contain mineral reserves that are economically recoverable and cannot assure you that an economically viable mineral deposit exists on any of our mineral properties.  We must conduct more exploration before we can evaluate the economic and legal feasibility of our mineral properties.

Farellón Group of Properties

The Farellón group of properties consists of the Farellón Alto Uno al Ocho mining claims and the Cecil 1 – 49, Cecil and Burghley I mining claims.

farellón property

The Farellón property is the first mineral property interest that we acquired in Chile. It consists of the mining claims known as the Farellón Alto Uno al Ocho covering 66 hectares (163 acres) located in Province of Huasco, Commune of Huasco, III Region of Atacama, Chile.

We acquired the property through an assignment agreement between Polymet and Minera Farellón Limitada dated September 25, 2007 and amended on November 20, 2007.  Under the assignment agreement, Minera Farellón agreed to assign to Polymet its option to buy the Farellón property for $250,000 payable by April 30, 2008.  We paid Minera Farellón for the assignment on April 25, 2008, and assumed all of Minera Farellón’s rights and obligations under the Farellón option agreement on the same day. We exercised the option and bought the property from the vendor for $300,000 on April 25, 2008. We continue to owe a royalty equal to 1.5% of the net that we receive from the processor to a maximum of $600,000, payable monthly and subject to a monthly minimum of $1,000 when we start exploiting the minerals we extract from the property.  We can pay any unpaid balance of the royalty at any time. We have not yet exploited the property.

location and means of access to the farellón property

The Farellón property is centered about 309,150 east and 6,888,800 south UTM PSAD56 Zone 19.  The area is approximately 40 kilometres west of the Pan-American Highway, about one hour and 15 minutes by vehicle from the town of Vallenar, Chile, which has a population of 40,000 and modern facilities.  High-tension power lines and a fiber-optic communications line run along the highway and both power and rail are connected to the Cerro Colorado iron ore mine only 20 kilometres from the Farellón property.

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

exploration history of the farellón property

The Farellón property is in the Carrizal Alto mining district and lies five kilometres along strike south of the center of the historic Carizzal Alto copper-gold mine.  Veins of the Farellon property were exploited as part of the Carizzal Alto mines. No hard data summarizing all of the past mining activity has been located, but tailings, slag dumps and the size of the shafts and some of the shallow surface workings are evidence of significant mining history.  Some reports state that the Carrizal Alto mines went to depths of up to 600 metres, and that the area once produced more than 3 million tonnes of mainly copper ore at 5% to 15% copper.

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

mineralization of the farellón property

The Farellón property lies within the Candelaria iron oxide-copper-gold (IOCG) belt of Chile.  The IOCG belt is host to many major deposits such as the Candelaria Mine and the Mantos Verde Mine.  Ore bodies in the belt occur in veins, breccias, stringer bodies and layer parallel replacement bodies and are typically associated with north-south trending faults related to the Atacama Fault Zone.  All IOCG deposits have a strong association with iron oxides in the form of hematite or magnetite.  In the Candelaria region, larger ore bodies are located where the fault zones intersect a lithological contact with significant rheological contrast such as a sedimentary and volcanic intrusive contact.

Economic IOCG deposits are generally polymetallic and can include iron, copper, gold, zinc, lead, uranium and cobalt among others.  The Farellón property has been historically exploited for copper and lesser gold.  Cobalt mineralization was observed during the 1996-97 exploration work, but we have found no records of cobalt extraction.

cecil properties

On September 17, 2008, we completed our purchase of the Cecil 1 – 49, Cecil and Burghley I mining claims for $20,000 and $1,391 in legal and transfer costs. The Cecil claims cover 730 hectares and consist of 500 hectares of exploration claims and 230 hectares of titled mining claims centered around 311,500 east and 6,890,000 south UTM PSAD56 Zone 19and lie approximately 1.7 kilometres north of the Farellon property border.  The claims cover a 1.8 kilometre strike length of a mineralized vein interpreted to be part of the same mineralizing system as the Farellon vein. An investigation completed during the Farellon acquisition uncovered a broad regional sampling program completed in 1996 showing results from the areas covered by the Cecil claims. Results from the 1996 sampling show copper and gold grades similar to grades returned from the Farellon vein, with up to 13.5 grams per tonne gold with 1.27% copper and 2.27 grams per tonne gold with 1.68% copper while the cobalt grades are stronger with samples of up to 0.68% and 0.51% cobalt. All samples are from waste dumps surrounding historical artisanal mine workings.

Mateo Group of Properties

The Mateo group consists of five mensura mining concessions—the Margarita (one mining concession), Che (two mining concessions) and Irene (two mining concessions)  properties—and eleven pedimento exploration licenses. We bought the Margarita at a public auction on November 27, 2008. We have an option dated October 10, 2008 to buy the Che Uno and Dos properties and we have a letter of intent dated February 2, 2009 to buy the Irene Uno and Dos properties.

We bought the Margarita mining claim on November 27, 2008 for $16,072 and owe the outstanding taxes of 616,879 Chilean pesos (approximately $1,000).

We acquired the option on the Che Uno and Dos properties for consideration of $444. To exercise the option, we must pay $20,000 by October 10, 2009.

To formalize our right to buy the Irene Uno and Dos properties, we must enter into an agreement with the owner. The purchase price is 21,000,000 Chilean pesos (approximately $35,000) and the legal and transfer costs.

location and means of access to the mateo group

The Mateo properties are centered about 337,675 east and 6,837,600 south UTM PSAD56 Zone 19 approximately 10 kilometres east of Vallenar with the highest point at approximately 1,050 metres above sea level.  A well-used road leads from the city of Vallenar and crosses through the middle of the west half of the properties and along the southern border of the east half of the properties.  Many unmarked dirt roads in the area provide reliable access to most areas of Mateo.

description of the mateo group

The Mateo group is a copper-gold-silver project that lies in the highly prospective but under-explored Candelaria IOCG belt in the Chilean Coastal Cordillera.  The Mateo properties have undergone limited modern exploration including surface and underground RC drilling and artisanal mining on three separate mine sites, the Irene, Margarita and Santa Theresa mines.  We have reviewed all available records of work completed to date, including some records of the mining activity.  Interpretation of the work completed to date indicates the potential for an economic ore body in high-grade mineralized mantos and skarn-style mineralization associated with IOCG deposits.  The Mateo group is considered an advanced exploration property with potential for a large-scale, multi-million-tonne copper-gold-silver deposit.

exploration history of the mateo group

Historical work includes several drill programs completed by different Chilean private and public companies.  Records exist from eight drillholes completed in 1994 on the Irene mine and include two full reports written by ENAMI (the Chilean national mining company) with interpretation of mineralization and recommendations for further exploration and mining work.

The Irene mine was investigated by ENAMI in 1994.  Work completed during this time included surface RC drilling, including 490 metres in four RC drillholes and underground diamond drilling, including 220 meters in four drillholes. The drilling defined an inferred resource (non NI-43-101 compliant) of 68,000 tonnes with 3.6% copper, 78 grams per tonne silver and 0.7 grams per tonne gold. We obtained ENAMI’s reports of mining activities from 1994 through 1997. Approximately 11,875 tonnes of rock were mined in that time averaging 4.3% copper, 61.9 grams per tonne silver, and 1.01 grams per tonne gold.

A private Chilean company, Minera Taurus, drilled 16 RC drillholes on the east end of the Irene property, but we have no record from this drilling.  An unknown company built a portal 250 meters long and approximately three meters wide by three meters high. The portal leads to three mined-out chimneys connected to surface providing ventilation channels. On a recent property visit with ENAMI’s geologists, we found an extension of the mineralized zone at the base of the tunnel below showing the potential for increased reserves.

geology of the mateo group

Geologically, the Mateo property is located within the brittle-ductile north-south-trending Atacama Fault System that is known to host many of the major deposits in the Candelaria IOCG belt.  Known mineralization is hosted in an andesitic volcaniclastic sequence assigned to the Bandurrias Formation. Widespread iron oxide and potassic alteration indicate an IOCG mineralizing system further supported by significant amounts of economic grade mineralization.

Other Properties

We bought 100% of three other properties–the Estrella, Cañas and Caminada properties, all in the Candelaria IOCG belt in Chile’s Coastal Cordillera—at the auction on November 27, 2008.  All three properties are considered grassroots exploration properties.  We completed our initial due diligence on the properties before we bought them, but have yet to complete a full evaluation of their potential.  None of the properties has existing records of modern exploration although drilling is evident on one of the properties.  All of the properties have historical artisanal mining workings.

The Estrella property consists of three blocks of claims containing eleven mining concessions covering 1,383 hectares of ground.  The property is centered about 325,000 east and 6,807,000 south UTM PSAD56 Zone 19.  Numerous drill sites are visible on the Estrella, but we have found no drill result records. We paid approximately $11,000 for the Estrella property and owe outstanding taxes of approximately 55 million Chilean pesos (approximately $90,000)

The Cañas property consists of three mining concessions covering 700 hectares of ground.  The property is centered about 338,172 east and 6,810,500 south UTM PSAD56 Zone 19. We paid approximately $4,000 for the Cañas property and owe outstanding taxes of approximately 28 million Chilean pesos (approximately $45,000).

The Caminada property consists of one mining concession covering 40 hectares of ground.  The property is centered about 359,209 east and 6,868,819 south UTM PSAD56 Zone 19.  We paid approximately $1,000 for the Caminada property and owe outstanding taxes of approximately 1.5 million Chilean pesos (approximately $2,000).

Abandoned Properties

We abandoned three properties during the last year, the Camila Breccia and the Santa Rosa mining claims and the Costa Rica exploration claims.

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

Dependence on Major Customers

We have no customers.  Our first customer likely will be ENAMI, which refines and smelts copper from the ore that it buys from Chile’s small- and medium-scale miners.  ENAMI is located in Vallenar.  We could also deliver our ore to a private smelter located about fifty kilometers south of Vallenar.

Patents/Trademarks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We have no intellectual property such as patents or trademarks, and, other than the royalties that we must pay if we begin to exploit our Chilean properties, no royalty agreements or labor contracts.  We were receiving a 5% royalty from Minera Farellon, which had the right to mine our Santa Rosa properties, but on October 27, 2008 Minera Farellon ceased mining operations on the Santa Rosa property and stopped paying the royalty revenue. On November 18, 2008, we decided to terminate our option agreement to purchase the Santa Rosa.

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

Number of Total Employees and Number of Full Time Employees

Red Metal does not have any employees.  Caitlin Jeffs and Michael Thompson, both of whom are directors and officers, John daCosta, who is an officer, and Kevin Mitchell, who is Polymet’s legal representative and manager in Chile, all provide their services to the company as independent consultants.  Polymet has one part-time and two full-time employees who provide administration, prospecting and land management services.  We intend to contract for the services of geologists, prospectors and other consultants as we require them to conduct our exploration programs.

ITEM 1A.         RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

During the fiscal year ended January 31, 2009 we earned $15,658 in royalty revenue while our operating expenses totaled $1,378,415.  If we do not find sources of financing as and when we need it, we may be required to cease our operations.

Mineral exploration and development is very expensive.  During the fiscal year that ended on January 31, 2009, we earned a total of $15,658 in royalty revenue, while our operating expenses totaled $1,378,415.  Our net loss for the year ended January 31, 2009 was $1,383,884.  We have limited financial resources.  As of January 31, 2009 we had cash of $26,115.  Since our inception we have sold our securities and borrowed money to fund our operations.  Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue or obtain additional financing.  If additional financing is not available, we may have to postpone the development of our mineral properties or sell them, or we may be required to cease our operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

Our financial statements have been prepared assuming that we will continue as a going concern.   Except for approximately $16,000 of royalty income that we received from Minera Farellón, we have not generated any revenue since inception and have accumulated losses.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

If we fail to make required payments on our mineral properties, we could lose our rights to the properties.

To retain our interests in our mineral properties for the next 12 months, we have to pay $20,000 to the property owner to acquire the Che mineral property; 21,000,000 pesos ($34,000) to purchase the Irene property; and approximately $140,000 in back property taxes on the Caminada, Canas, Estrella and Margarita properties.  If we fail to make these payments we may lose our interests in six of our properties.

Our business was formed in January 2005 and our operations, to date, have earned only minimal revenues.  Due to the high costs of acquiring and exploring properties, we may never be profitable.  We expect to continue to incur operating losses during the fiscal year that will end on January 31, 2010.

We were incorporated on January 10, 2005 and to date have been involved primarily in organizational activities, acquiring and exploring mineral properties and obtaining financing.  We have earned minimal revenues and we are not profitable.  Whether we will be successful as a mining company must be considered in light of the costs, difficulties, complications and delays associated with our proposed exploration programs.  These potential problems include, but are not limited to, finding properties with mineral deposits that can be cost-effectively mined, the costs associated with acquiring the properties and the unavailability of human or equipment resources.  We have a very short history and had no more than minimal operations until April 25, 2008 when we acquired the mining concessions known as Farellon Alter Uno al Ocho in Chile.  We cannot assure you that we will ever generate significant revenue from our operations or realize a profit.  We expect to continue to incur operating losses during the fiscal year that will end on January 31, 2010.

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

In some instances members of the board of directors or an officer may be liable for losses incurred by holders of our common stock.  If a shareholder were to prevail in such an action in the U.S., it may be difficult for the shareholder to enforce the judgment against any of our directors or officers,who are not U.S. residents.

In certain instances, such as trading securities based on material non-public information, a director may incur liability to shareholders for losses sustained by the shareholders as a result of the director’s or officer’s illegal or negligent activity.  However, all of our directors and officers live and maintain a substantial portion of their assets outside the U.S.  As a result it may be difficult or impossible to effect service of process within the U.S. upon these directors and officers or to enforce in the courts any judgment obtained here against them predicated upon any civil liability provisions of the U.S. federal securities laws.

Foreign courts may not entertain original actions predicated solely upon U.S. federal securities laws against these directors; and judgments predicated upon any civil liability provisions of the U.S. federal securities laws may not be directly enforceable in foreign countries.

As a result of the foregoing, it may be difficult or impossible for a shareholder to recover from any of these directors or officers if, in fact, the shareholder is damaged as a result of the negligent or illegal activity of an officer or director.

Mineral exploration is highly speculative and risky: we might not find mineral deposits that can be extracted cost effectively on our properties.

Exploration for mineral deposits is a speculative venture involving substantial risk.  Problems such as unusual and unexpected rock formations often result in unsuccessful exploration efforts.  We cannot assure you that our properties contain mineral deposits that can be extracted cost effectively.

Mineral exploration is hazardous.  We could incur liability or damages as we conduct our business due to the dangers inherent in mineral exploration.

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

We must comply with government regulations affecting mineral exploration, which could adversely affect our business, the results of our operations and our financial condition.

Our business is subject to various levels of government control and regulation, which are supplemented and revised from time to time.  We cannot predict what legislation or revisions might be proposed that could affect our business or when any such proposals, if enacted, might become effective.  Currently, our exploration activities are subject to laws and regulations governing the protection of the environment, waste disposal, worker safety, and protection of endangered and other special status species.  Although the cost of complying with these regulations has not been burdensome to date, in the future we could be required to spend significant amounts to comply.  This could materially adversely affect our business, the results of our operations and our financial condition.

If we do not comply with applicable environmental and health and safety laws and regulations, we could be fined, enjoined from continuing our operations, have our permits suspended or revoked, and suffer other penalties.  Although we make every attempt to comply with these laws and regulations, we cannot assure you that we have fully complied or will always fully comply with them.

We might not be able to market any minerals that we find on our mineral properties due to market factors that are beyond our control.

Even if we discover minerals that can be extracted cost-effectively, we may not be able to find a ready market for our minerals.  Many factors beyond our control affect the marketability of minerals.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting minerals and environmental protection.  We cannot accurately predict the effect of these factors, but any combination of these factors could result in an inadequate return on invested capital.

We are not certain that we can successfully compete in the mineral exploration business.  We do not represent a significant presence in this industry.

The mineral exploration business is an extremely competitive industry.  We are competing with many other exploration companies looking for minerals.  We are one of the smallest exploration companies and we do not represent a significant presence in the mineral exploration business.  Being a junior mineral exploration company, we compete with other similar companies for financing and joint venture partners, and for resources such as professional geologists, camp staff, helicopters and mineral exploration contractors and supplies.  We may not have the means to compete successfully for these resources.

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

These risks could limit or disrupt our exploration programs, restrict the movement of funds, cause us to spend more than we expected, deprive us of contract rights or result in our operations being nationalized or expropriated without fair compensation, and could materially adversely affect our financial position or the results of our operations.  If a dispute arises from our activities in Chile, we could be subject to the exclusive jurisdiction of courts outside North America, which could adversely affect the outcome of the dispute.

We sometimes hold a significant portion of our cash in United States dollars, which could weaken our purchasing power in other currencies and limit our ability to conduct our exploration programs.

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

We sometimes hold a significant portion of our cash in U.S. dollars.  Currency exchange rate fluctuations can result in conversion gains and losses and diminish the value of our U.S. dollars.  If the U.S. dollar declined significantly against the Canadian dollar or the Chilean peso, our U.S.-dollar purchasing power in Canadian dollars and Chilean pesos would also significantly decline and we would not be able to afford to conduct our mineral exploration programs.  We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

We do not expect to declare or pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain any earnings to develop, carry on, and expand our business.

“Penny stock” rules may make buying or selling our common stock difficult, and severely limit its marketability and liquidity.

Trading in shares of our common stock is subject to regulations adopted by the SEC commonly known as the “penny stock” rules.   The additional burdens imposed upon broker-dealers by the penny stock rules could discourage broker-dealers from participating in transactions involving shares of our common stock, which could severely limit its marketability and liquidity.  Under the penny stock rules, broker-dealers participating in penny-stock transactions must first deliver to their customer a risk disclosure document describing the risks associated with penny stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies, and certain market and other information.  The broker-dealer must determine the customer’s suitability for penny- stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer.  The effect of these restrictions can decrease broker-dealers’ willingness to make a market in our shares of common stock, decrease the liquidity of our common stock, and increase transaction costs for sales and purchases of our common stock as compared to other securities.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

As a smaller reporting company we are not required to provide this information.

ITEM 2.    PROPERTIES.

Our executive offices are located at 195 Park Avenue, Thunder Bay, Ontario, Canada, P7B 1B9.  Our president, Caitlin Jeffs, provides this space free of charge although she is under no obligation to do so.  We also have a field and administrative office in Vallenar, Chile, which we rent from month to month at the rate of 550,000 Chilean pesos (approximately $1,000) per month.   We believe that these properties are suitable and adequate for our business operations.

We have interests in five mineral properties in Chile, which we have described above in Item 1.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since September 16, 2008 our common stock has been quoted on the OTC Bulletin Board under the symbol “RMET”.  From January 16, 2007 to September 16, 2008, our symbol was “RLKX”. Table 1 sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the Pink OTC Markets.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Table 1: High and Low Bids
	High	Low
Fiscal Year Ended January 31, 2009
First Quarter	$0.37	$0.24
Second Quarter	$0.69	$0.32
Third Quarter	$0.51	$0.15
Fourth Quarter	$0.20	$0.10
Fiscal Year Ended January 31, 2008
First Quarter	$0.145	$0.035
Second Quarter	$0.480	$0.095
Third Quarter	$0.400	$0.200
Fourth Quarter	$0.380	$0.260

As of April 28, 2009, we had approximately 15 shareholders of record according to a register of shareholders list provided by our transfer agent as of that date.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer, 2470 St. Rose Pkwy, Suite 304, Henderson, Nevada, 89074 and their phone number is 702-818-5898.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

We have no securities authorized for issuance under equity compensation plans.

Recent Issuances of Unregistered Securities

We did not issue any unregistered securities during the last quarter of our fiscal year, nor did we or any affiliate purchaser purchase any of our securities during the last quarter of our fiscal year.

ITEM 6.    SELECTED FINANCIAL DATA.

As a smaller reporting company we are not required to provide this information.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We were incorporated on January 10, 2005 in the state of Nevada as Red Lake Exploration, Inc. and are based in Thunder Bay, Ontario, Canada.  We are in the business of acquiring, exploring and developing mineral resources.

Our Business

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

Our principal business is acquiring, exploring and developing mineral properties in Chile. As of the date of this report we have:

•	purchased the Farellon properties,
•	purchased the Cecil properties,
•	staked the Eva (formerly Jova) exploration claims,
•	staked and abandoned the Costa Rica exploration claims,
•	staked the Mateo exploration claims,
•	acquired an option to purchase the Che properties,
•	purchased the Cañas properties,
•	purchased the Estrella properties,
•	purchased the Caminada property,
•	purchased the Margarita property,
•	signed a letter of intent to purchase the Irene properties, and
•	terminated our options on the Santa Rosa and Camila properties.

All of our properties are located in the III Region of Atacama, Chile and are accessible by vehicle from the city of Vallenar, Chile.

We have not determined whether our properties contain mineral reserves that are economically recoverable.  We have not begun significant operations and are considered an exploration stage company as defined by SEC Guide 7 with reference to Statement of Financial Accounting Standard No.7 Accounting and Reporting by Development Stage Enterprises.

The address of our website is www.redmetalresources.com.  Information included on our website is not a part of this report.

Analysis of Consolidated Statements of Operations

Our operating results for the years ended January 31, 2009 and 2008 and the changes in our operating results between those years are summarized in Table 2.

Table 2: Changes in Operating Results
	Years ended January 31,		Increase (decrease) between the years ended January 31,
	2009	2008	2009 and 2008

Royalties	$15,658	$-	$15,658
Operating Expenses
Administration	101,905	-	101,905
Advertising and promotion	154,038	4,837	149,201
Automobile	19,234	-	19,234
Bank charges and interest	4,731	263	4,468
Computer consulting	1,501	-	1,501
Consulting fees	114,174	56,368	57,806
Donated rent	-	750	(750)
Donated service fees	-	1,500	(1,500)
Mineral exploration costs	483,339	54,345	428,994
Office	12,665	2,061	10,604
Professional fees	163,176	72,747	90,429
Rent	11,556	-	11,556
Regulatory	9,579	9,830	(251)
Travel and entertainment	87,636	29,131	58,505
Salaries, wages and benefits	28,803	-	28,803
Foreign exchange (gain) loss	(922)	667	(1,589)
Write-down of unproven mineral properties	187,000	-	187,000

Total operating expenses	1,378,415	232,499	1,145,916

Net operating loss	(1,362,757)	(232,499)	(1,130,258)

Interest on notes payable	(20,864)	-	(20,864)

Net loss for the year before income tax	(1,383,621)	(232,499)	(1,151,122)

Income tax	(263)	-	(263)

Net loss for the year	$(1,383,884)	$(232,499)	$(1,151,385)

Revenue

Our revenue for the year ended January 31, 2009 was $15,658 compared to $0 for the year ended January 31, 2008.

All of the revenue was the result of a 5% royalty from Minera Farellon which had the right to mine our Santa Rosa properties.  On October 27, 2008, Minera Farellon ceased mining operations on the Santa Rosa property and stopped paying the royalty revenue. On November 18, 2008, we decided to terminate our option agreement to purchase the Santa Rosa. Due to the nature of our business—exploring for rather than producing minerals—we do not expect to have operating revenue within the next year.

Operating Expenses

Our operating expenses increased by $1,145,916 or 499% from $232,499 for the year ended January 31, 2008 to $1,378,415, for the year ended January 31, 2009.  This increase was primarily due to increases of approximately $430,000 in  the cost of the exploration programs that we conducted in Chile; $150,000 in advertising and promotion costs associated with raising capital; $100,000 in administration, accounting and project generation costs in Chile; $90,000 in professional fees for regulatory compliance; $60,000 in travel and entertainment costs for our professional geologists to travel to Chile; $60,000 for our outsourced administrative and accounting services; $19,000 in automobile expenses associated with mineral exploration in Chile; $30,000 in salaries, wages and benefits for our employees in Chile; and $187,000 in unproven mineral property costs that we wrote-off when we abandoned our Santa Rosa and Camila properties.

Over the next twelve months we expect our net operating expenses to be about the same.

Interest Expense

During the year ended January 31, 2009 we issued $580,000 in notes payable to the father of our president and accrued $20,864 in interest on these notes payable.

Net Loss

We had a net loss of $1,383,884 for the year ended January 31, 2009 compared to a net loss of $232,499 for the year ended January 31, 2008.  The $1,151,385 increase in net loss was due primarily to acquiring and exploring our properties in Chile.

Liquidity and Capital Resources

Going Concern

The consolidated financial statements included in this report have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support of our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon our current plans, we expect to incur operating losses in future periods. We plan to mitigate these operating losses through controlling our operating costs.  We plan to obtain sufficient working capital through additional debt or equity financing and private loans.  At January 31, 2009, we had a working capital deficit of $975,070 and accumulated losses of $1,673,456 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give any effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

At January 31, 2009, we had a cash balance of $26,115 and negative cash flow from operations of $893,673.  Since February 1, 2008 we have funded our operations through the issuance of $686,000 in notes payable and $1,300,000 in shares of common stock.

Sources and Uses of Cash

Table 3 summarizes our sources and uses of cash for the years ended January 31, 2009 and 2008.

Table 3: Summary of Sources and Uses of Cash
	January 31
	2009	2008
Net cash provided by financing activities	$1,880,000	$100,000
Net cash used in operating activities	(893,673)	(113,576)
Net cash used in investing activities	(940,519)	-
Effect of foreign currency exchange	(21,594)	-
Net increase (decrease) in cash	$24,214	$(13,576)

Net cash used in operating activities

We used net cash of $893,673 in operating activities during the year ended January 31, 2009.  We used $1,383,884 to cover operating costs, $16,571 to prepay expenses and deposits, primarily for advertising and marketing, our other receivable increased by $29 due to an overpayment to the Government of Chile and we took a write-down on our unproven mineral properties of $187,000. These uses of cash were offset by net increases in; accounts payable of $29,698; accrued liabilities of $3,615 and accrued professional fees of $15,412; accrued mineral  property costs of $140,000 to acquire the Canas, Estrella, Caminata and Margarida properties; accounts payable of $110,222  to related parties for administration, consulting, advertising and promotion, mineral exploration office, entertainment, automobile, rental and travel expenses; and accrued interest on our notes payable to a related party of $20,864.

We used $113,576 net cash in operating activities during the year ended January 31, 2008, and $232,499 to cover operating costs.  These costs were offset by increases in accounts payable of $43,420, accrued professional fees of $32,018, amounts due to related parties of $41,235, and donated services and rent of $2,250.

Net cash used in investment activities

During the year ended January 31, 2009, we spent $940,519 acquiring mining properties, exploration claims and options to acquire mineral properties.

We had no investment activities during the year ended January 31, 2008.

Net cash provided by financing activities

During the year ended January 31, 2009, we issued 4,999,999 units of our common stock for $1.3 million.

During the year ended January 31, 2009, we borrowed $580,000 in cash from the father of a director and secured the repayment with notes payable.

During the year ended January 31, 2008 we issued 333,334 units of our common stock for $100,000 cash.

Mineral Properties

On November 27, 2007 we abandoned our mineral claims in the Red Lake Mining District, Ontario, Canada, and focused our business on mineral exploration in Chile.

In anticipation of acquiring mineral properties in Chile, on August 21, 2007 we formed Minera Polymet Limitada, a Chilean limited liability company, to hold our Chilean property interests.  We have a 99% interest in Polymet. Polymet had no assets, liabilities or operations when we formed it.

Since then, we have acquired title to mining claims, locally called mensuras, and staked or acquired exploration claims, locally called pedimentos. A mensura gives the holder title and the right to mine the property. A pedimento gives the holder the right to explore a mineral property for two years. The holder can apply to convert a pedimento to a mensura at any time during the two years.  The application process takes 220 days.

We cannot guarantee that any of our pedimento properties will convert to mensura properties. Some of our pedimento properties are still in the registration process. We may decide, for geologic, economic or other reasons, not to complete a registration or to abandon a claim after it is registered. Some of our pedimentos we have laid down over other owners’ properties. Our pedimento rights in these properties won’t crystallize unless the owners of the underlying claims fail to pay their taxes or otherwise forfeit their interests in their properties.

Our property interests as of the date of this filing are set out in Table 4.

Table 4: Properties
Date acquired	Name of property	Percentage and type of interest	Hectares
April 25, 2008	Farellon	100% , mensura	66
September 17, 2008	Cecil 1 – 49	100% , mensura	230
September 15, 2008	Cecil and Burghley I	100%, pedimento	500
November 2, 2008	Mateo 4 – 11	100%, pedimento	2,200
November 27, 2008	Cañas	100% , mensura	700
November 27, 2008	Estrella	100% , mensura	1,383
November 27, 2008	Caminada	100% , mensura	40
November 27, 2008	Margarita	100% , mensura	56
December 2, 2008	Che	Option for 100%, mensura	76
January 30, 2009	Mateo 12 – 14	100%, pedimento	700
February 2, 2009	Irene	Letter of intent, 100%, mensura	60
April 7, 2009	Eva 1 – 17*	100%, pedimento	3,500
			9,511
*Includes former Jova 1 – 15

All of these properties are in III Region of Atacama, Chile, and are accessible by road from Vallenar.

On November 20, 2007, we acquired an option to buy the Farellon property. On April 25, 2008 we exercised this option and purchased the property. In September 2008 we acquired the Cecil properties to increase our interest in the same area.

On February 1, 2008, we acquired options to purchase the Camila and Santa Rosa properties covering a total of 880 hectares in the III Region of Chile. We completed drilling programs on both properties. After reviewing our exploration results and considering the acquisition costs, we decided to terminate our options in November and December 2008. We remain interested in these areas and obtained the Che and Mateo properties near the Camila property and the Eva properties near the Santa Rosa property.

We acquired the Farellon, Camila, Santa Rosa, Che and Irene property interests from Minera Farellon Limitada, a company controlled by Kevin Mitchell, a significant shareholder, and Richard N. Jeffs, the father of our president, also a significant shareholder.

On November 27, 2008 we attended a government auction of mineral properties and acquired the Cañas, Estrella, Caminada and Margarita properties described in Table 4.  The purchase price for each property was equal to the fiscal tax unpaid for the years 1997 to 1999 inclusive and a six percent commission, both payable to the government of Chile. Taxes for the years 2000 to 2008 inclusive of approximately $140,000 could still be outstanding, but we haven’t yet confirmed the amounts with the Chilean taxing authority.

We continue to conduct groundwork on and discuss terms for the purchase of other properties of interest to us in Chile. Over the next year we plan to concentrate on exploring and developing our properties in Chile.

Through Minera Farellon, we have contracted for the services of Kevin Mitchell, an experienced manager resident in Chile who has organized our office, reviews potential properties, and expedites other resources for us. He also acts as the legal representative for Polymet.

During the last twelve months we have conducted groundwork on numerous properties of interest to us in the same area. We have acquired several of these properties, have options to acquire others, and have staked claims in the same areas. These properties are described below. We are continuing to compile data on and review other properties and discuss terms with various owners.

Farellon Mineral Properties

farellon alto uno al ocho

On September 25, 2007, Minera Farellon agreed to assign to us its option to buy the Farellon Alto Uno al Ocho properties. The Farellón property is centered about 309,150 east and 6,888,800 south UTM PSAD56 Zone 19.

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

The Farellon property is located in Chile's III Region in the highly prospective Candelaria iron-oxide-copper-gold (IOCG) belt, home of the Phelps Dodge Candelaria Mine.  The Candelaria copper mine has been in production since 1993 and has reported proven reserves of 283 million tonnes grading 0.64% copper.  Recent surface sampling on the Farellon property has returned values of up to 6.7% copper, and ICP analysis of surface samples indicates mineralogy assemblages consistent with classic IOCG deposits. Historic drilling on the property intersected sulphide and oxide mineralization to a depth of 150 metres and outlined a 1.7-kilometre strike length. Four significant intersections are summarized in Table 5.

Table 5: Farellon Significant Intersections
Metres	Gold (grams/tonne)	Copper (%)	Cobalt (%)
9	3.72	2.49	.06
3	4.17	5.29	.11
10	1.53	1.31	.04
20.97		1.22	.02

cecil

On September 17, 2008, we completed our purchase of the Cecil 1 – 49, Cecil and Burghley I mining claims for $20,000 and $1,391 in legal and transfer costs. The Cecil claims cover 730 hectares and consist of 500 hectares of exploration claims and 230 hectares of titled mining claims centered around 311,500 east and 6,890,000 south UTM PSAD56 Zone 19 and lie approximately 1.7 kilometres north of the Farellon property border.  The claims cover a 1.8 kilometre strike length of a mineralized vein interpreted to be part of the same mineralizing system as the Farellon vein. An investigation completed during the Farellon acquisition uncovered a broad regional sampling program completed in 1996 showing results from the areas covered by the Cecil claims. Results from the 1996 sampling show copper and gold grades similar to grades returned from the Farellon vein, with up to 13.5 grams per tonne gold with 1.27% copper and 2.27 grams per tonne gold with 1.68% copper while the cobalt grades are stronger with samples of up to 0.68% and 0.51% cobalt. All samples are from waste dumps surrounding historical artisanal mine workings.

Mateo Group of Mineral Properties

We have assembled a group of properties in the vicinity of the Camila property that we abandoned at the end of 2008. They are the Che Uno and Che Dos mining claims, the Mateo exploration claims, the Margarita mining claim, and the Irene Uno and Irene Dos mining claims. The Mateo claims overlap the Che, Margarita and Irene properties.  We acquired all of these properties for the same geological reasons and consider them one property and call it the Mateo property.

che uno and che dos

On October 10, 2008, Minera Farellon granted us the option to purchase the Che Uno and Dos properties. The Che properties cover 76 hectares centered about 339,002 east and 6,838,450 south UTM PSAD56 Zone 19. They are in the northwest corner of the Mateo properties.  On December 2, 2008 we paid $444 to acquire the option, $303 in legal and transfer costs and agreed to pay $20,000 by April 10, 2009 to exercise the option and complete our acquisition of the properties. On April 7, 2009, Minera Farellon agreed to extend the exercise term to October 10, 2009.

Minera Farellon agreed to pay the former owner a royalty equal to 1% of the net proceeds from the sale of ore to a maximum of $100,000 with no monthly minimum. We will assume this royalty obligation if we exercise our option and complete the purchase of the property from Minera Farellon.

mateo

On November 2, 2008, we staked eight exploration claims around the Che properties covering 2,200 hectares centered about 337,675 east and 6,837,600 south UTM PSAD56 Zone 19. On January 30, 2009, we staked three more exploration claims covering 700 hectares.

We can explore these claims for two years before applying to convert them to mining claims. We cannot guarantee that we will be able to convert all of these exploration claims into mining claims.

The Mateo claims cover a five-kilometre strike length of intensely altered volcanics with siginificant massive sulphide mineralization. Grab samples from artisanal mining dumps have returned assays of up to 6.89% copper and 3.47 grams per tonne gold.

margarita

We bought the Margarita mining claim on November 27, 2008 through a public auction for $16,072 and owe outstanding taxes of 616,879 Chilean pesos (approximately $1,000).  The Margarita claim covers 56 hectares centered around 340,353 east and 6,838,347 south UTM PSAD56 Zone 19 located within the northeast corner of the Mateo exploration claim.

irene uno and irene dos

We can buy the Irene Uno and Dos properties according to a letter of intent that we signed on February 2, 2009.  To complete our purchase, we must pay 21,000,000 Chilean pesos (approximately $34,000) plus legal and transfer costs.  The Irene mining claims cover 60 hectares centered about 341,002 east and 6,838,101 south UTM PSAD56 Zone 19, are located within the northeast corner of the Mateo exploration claims, and share their western border with the Margarita mining claim.

Eva Mineral Properties

On September 28, 2008, we staked 13 exploration claims around the Santa Rosa property covering 2,600 hectares. We called these claims Jova. On November 17, 2008, we added two more exploration claims to the Jova claims. On April 7, 2009, we consolidated these claims, added two more and re-staked them all as the Eva 1 – 17. They cover 3,500 hectares. We can explore these claims for up to two years before applying to convert them to mining claims. We cannot guarantee that we will be able to convert all of these exploration claims into mining claims.

Other Properties

We bought 100% of three other properties–the Estrella, Cañas and Caminada properties, all in the Candelaria IOCG belt in Chile’s Coastal Cordillera—at the auction in November 2008.  All three properties are considered grassroots exploration properties.  We completed our initial due diligence on the properties before we bought them, but have yet to complete a full evaluation of their potential.  None of the properties has existing records of modern exploration although drilling is evident on one of the properties.  All of the properties have historical artisanal mining workings.

The Estrella property consists of three blocks of claims containing eleven mining claims covering 1,390 hectares of ground.  The property is centered about 325,000 east and 6,807,000 south UTM PSAD56 Zone 19.  Numerous drill sites are visible on the Estrella, but we have found no record of drill results. We paid approximately $11,000 and owe outstanding taxes of approximately 55 million Chilean pesos (approximately $90,000) for the Estrella property.

The Cañas property consists of three mining claims covering 700 hectares of ground.  The property is centered about 338,172 east and 6,810,500 south UTM PSAD56 Zone 19. We paid approximately $4,000 and owe outstanding taxes of approximately 28 million Chilean pesos (approximately $45,000) for the Cañas property.

The Caminada property consists of one mining claim covering 40 hectares of ground acquired at the auction. The property is centered about 359,209 east and 6,868,819 south UTM PSAD56 Zone 19.  We paid approximately $1,000 and owe outstanding taxes of approximately 1.5 million Chilean pesos (approximately $2,000) for the Caminada property.

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

Our acquisition and exploration of our Chilean properties are subject to our ability to obtain the necessary funding. To assist us with our funding efforts, we have retained the services of a number of consultants.

On May 2, 2008, we entered into a letter agreement with a brokerage house for the private placement of up to $6 million of units of our common stock and common stock purchase warrants on a best efforts basis.  We agreed to pay the brokerage house a commission equal to 9% of the total financing and issue warrants equal to 10% of the total number of units issued.  We paid a non-refundable work fee of $25,000 which is deductable from the commission.  The contract is effective until May 19, 2009.  We did not agree to register the units under the Securities Act of 1933, as amended, and they may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements.

On October 21, 2008, we entered into a letter agreement with an independent investor relations specialist. We have agreed to pay him a monthly fee of $4,500 for an investor relations program that will provide information about us to institutional and individual investors. The letter agreement is not subject to fixed terms and can by terminated by either party.

On March 18, 2009, we entered into a one-year agreement with a broker-dealer whereby the broker-dealer agreed to use its best efforts to raise funds for us or find a buyer for our Farellon property. Either party can terminate the agreement or extend its term with five days’ written notice. We have agreed to pay the broker-dealer commissions in the following circumstances:

•	10% of the gross proceeds from a public offering, private placement, or other sale of our securities to a third party whom the broker-dealer introduces to us,
•
10% of the gross proceeds of any financing if, within a year of the termination of the contract, we enter into a financing agreement with a third party whom the broker-dealer introduced to the us during the term of this contract,

•
1 million shares of our common stock when the Farellon property goes into production if we have formed a joint venture for the development of the Farellon property with a party whom the broker-dealer company introduced to us,

•
8% of the proceeds from the sale of the Farellon property and 250,000 shares of our common stock if we enter any agreement during the term of the contract (whether consummated during the term or afterward) for the sale of the Farellon property.

Any securities offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Abandoned Properties

We abandoned three properties during the last year, the Camila Breccia and the Santa Rosa mining claims and the Costa Rica exploration claims.

camila breccia

On February 1, 2008, Minera Farellon granted us an option to acquire its option to buy the Camila properties centered about 335,500 east and 6,835,500 south UTM PSAD56 Zone 19. Under the option agreement, the acquisition price was $455,000 payable in stages on various dates between February 1, 2008 and December 7, 2009. The option agreement included a royalty equal to 6% of the net sales of minerals extracted from the property to a maximum of $1 million payable monthly once exploitation began and payable in full by December 7, 2011. The option was exercisable on December 1, 2008. We reviewed the results of the 2008 drilling program and reconnaissance mapping in the area and decided that better potential for a mineralized ore body lies to the northeast of the Camila claims where we have staked claims. We did not exploit the property or exercise the option and have written off $55,000 in acquisition costs.

santa rosa uno and porfiada uno

On February 1, 2008, Minera Farellon granted us an option to acquire its option to buy the Santa Rosa properties. The acquisition price was $419,500 payable in stages between February 1, 2008 and June, 2011, and included a royalty equal to 1.5% of the net sales of minerals extracted from the property to a maximum of $590,000.

Minera Farellon’s maintained the right to mine the property and paid us a royalty equal to 5% of the net proceeds from the sale of ore while we were making minimum monthly payments to the vendor. On October 27, 2008, Minera Farellon ceased mining operations on the Santa Rosa and ended all of our royalty obligations. During the year ended January 31, 2008 Minera Farellon paid us approximately $16,000 on account of the royalty.

The Santa Rosa property is made up of two mining and exploration claims totaling 110 hectares centered about 305,575 east and 6,858,150 south UTM PSAD56 Zone 19. Exploration by others in 2004 identified multiple mineralized structures with significant alteration indicators of IOCG systems. The ore from MineraFarellon’s mining operation returned grades of up to 19.78% copper and 13.9 grams per tonne gold, indicating the potential for a consistently mineralized ore body.

In the summer of 2008, we completed three diamond drill holes totaling 311 metres.  Significant results are summarized in Table 6.

Table 6: Santa Rosa Significant Intersections
DDH	Metres	Copper (%)	Gold (grams/tonne)
SRA-08-002	1.05	1.37	0.17
SRA-08-002	1.00	1.32	0.15
SRA-08-003	7.40	1.07	0.14

We considered the purchase price too high, given today’s market, and terminated the agreement in November 2008, writing off $132,000 in acquisition costs that we had paid to maintain the option.  We remain interested in the property and are continuing to negotiate terms with the owner. In the meantime, we staked the Eva exploration claims in the area.

costa rica claims

On October 16, 2008, we staked two exploration claims centered around 322,000 east and 6,907,095 south UTM PSAD56 Zone 19. These claims cover 600 hectares with total acquisition costs of $1,248. We had the right to explore these claims for 220 days after the registration date and to upgrade them to mensura status at the end of 200 days and before the end of 220 days. As very limited data exist for the claims’ mineralization, we have decided not to maintain these claims to save costs and will lose them on May 1, 2009 when the maintenance fees are due.

Chilean Subsidiary

On August 21, 2007, we formed Minera Polymet Limitada, a limited liability company, under the laws of the Republic of Chile.  We own a 99% interest in this company, which holds our Chilean property interests.  The 1% interest that we don’t own is held for us by a Chilean resident as required by Chilean law.  He is an experienced manager who has organized an office and expedites other resources for us.  We have agreed to pay him $2,000 per month to act as the legal representative and manager.

Equity Financing

To generate working capital during the last twelve months, we have issued shares and warrants under Regulation S promulgated under the Securities Act of 1933 as set out in Table 7.

Table 7: Equity Financing
	Shares			Warrants*
Date of issue	Number	Price	Proceeds	Number	Price	Expiry
August 13, 2007	333,334	$ 0.30	$100,000	166,667	$ 0.50	August 13, 2009
April 21, 2008	4,000,000	$ 0.25	1,000,000	4,000,000	$ 0.35	April 21, 2010
May 14, 2008	999,999	$ 0.30	300,000	999,999	$ 0.50	May 14, 2010†
	5,333,333		$1,400,000	5,166,666
*The warrants can be exercised any time before their expiry. †These warrants must be exercised if our stock trades at $0.80 per share for 30 consecutive trading days.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financing, the issuance of additional shares will result in dilution to our existing shareholders.

Debt Financing

As of the date of filing, we have borrowed $686,000 from Richard N. Jeffs, the father of our president, to whom we issued demand promissory notes to secure the repayment of the principal sum together with interest at 8%.

Challenges and Risks

Although we have raised $1,986,000 since January 31, 2008, our cash position as of the date of this report is inadequate to satisfy our working capital needs for the next twelve months.  Over the next twelve months we will need to raise capital to cover our operating costs, fulfill the obligations we may incur under our property agreements and cover any property taxes, exploration or development costs on our properties.

We expect our general and administrative expenses to remain about the same. These costs include exploring and developing our mineral properties and sourcing additional mineral properties and exploration claims.  We are reviewing other mineral properties and could decide to buy or stake more mineral properties or to acquire an option to buy more properties, which would require that we raise more capital.

We do not anticipate generating any revenue over the next twelve months. We plan to fund our operations through any combination of equity financing from the sale of our securities, private loans, joint ventures or through the sale of a part interest in our mineral properties.  Other than the letter agreements we signed on May 2, 2008, October 21, 2008 and March 18, 2009 relating to the private placement of our securities, we do not have any financing arranged.  We cannot assure you that we can raise significant funds through this offering.  Although we have succeeded in raising funds as we have needed them, we cannot assure you that we will be able to raise sufficient funds in order to cover our general and administrative expenses and acquire and develop properties. The downturn in the United States economy could affect potential investors’ willingness to invest in risky ventures such as ours.

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

Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and to determine if the prices we will receive on the sale of minerals will exceed the cost of mineral exploitation.  If we are unable to raise cash, we may be required to cease our operations.  Other than as discussed in this annual report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Income Taxes

Income tax expense has not been recognized for the years ended January 31, 2009 and 2008 and no taxes were payable at January 31, 2009 or 2008, because we have incurred losses since our inception. Red Metal is subject to United States federal and state taxes and Polymet is subject to Chilean tax law.

The components of our net operating losses for the years ended January 31, 2009 and 2008 are set out in Table 8.

Table 8: Net Operating Losses
	2009	2008
United States	$(429,972)	$(231,882)
Chile	(951,019)	238
	$(1,380,991)	$(231,644)

At January 31, 2009 and 2008, our deferred tax assets primarily relate to net operating losses.  We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

The components of our deferred tax assets for the years ended January 31, 2009 and 2008 are set out in Table 9.

Table 9: Deferred Tax Assets
	2009	2008
Federal loss carryforwards (effective rate 34%)	$230,511	$84,321
Foreign loss carryforwards	161,713	(40)
Less: valuation allowance	(392,224)	(84,281)
	$-	$-

Our valuation allowance increased during 2009 and 2008 by $307,943 and $78,800, respectively.

The components of our net operating loss carryforwards (NOLs) for the years ended January 31, 2009 and 2008 are set out in Table 10.

Table 10: Net Operating Loss Carryforwards
	2009	2008
United States	$677,974	$247,764
Chile	950,781	(238)
	$1,628,755	$247,526

The federal NOLs expire through January 31, 2029. As we are domiciled in Nevada, we are not subject to state taxes.  The Chilean tax losses can be carried forward indefinitely.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies at January 31, 2009.

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

Che option. Under the terms of our option agreement with Minera Farellon, we must pay $20,000 by October 10, 2009 to exercise the option and purchase the Che properties.  If we exercise our option, then we must pay a royalty equal to 1% of the net sales of minerals extracted from the property to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

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

Critical Accounting Policies and Judgments

An appreciation of our critical accounting judgments is necessary to understand our financial results.  These policies may require that we make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for the fair value of our unproved mineral properties, accruals for accounting, auditing, legal expenses and mineral property costs our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting judgments consistently.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Our consolidated financial statements are based on a number of estimates, including accruals for estimated accounting, auditing, legal expenses and mineral property costs and impairment of unproved mineral properties.

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

fair value of financial instruments

Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, accrued professional fees and accrued mineral property costs. The fair value of these financial instruments approximates their carrying values due to their short maturities.

concentration of credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and withholding and value added taxes in Canada and Chile.

At January 31, 2009 and 2008, we had approximately $1,700 and $1,300, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Our operations involve dealing with uncertainties and judgments in application of complex tax regulations in Canada and Chile.  The final taxes paid are dependent upon many factors including negotiations with tax authorities in various jurisdictions.  We record potential withholding tax and value added tax liabilities based on our estimate of whether and the extent to which taxes may be refunded or deemed payable.

Long-lived Assets

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Our only long-lived asset is our unproven mineral property interests. At January 31, 2009 and 2008 we did not record any impairment charges with respect to any of our unproven mineral interests.

Investment in and Expenditures on Mineral Interests

Realization of our investment in and expenditures on mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. To the best of our knowledge we believe all of our unproved mineral interests are in good standing and that we have title to all of these mineral interests.

Unproved Mineral Property Costs

 We have been in the exploration stage since our inception on January 10, 2005 and have not yet realized any revenues from our operations. We are primarily engaged in acquiring and exploring mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights Are Tangible or Intangible Assets. We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

At January 31, 2009 and 2008 $187,000 and $0 in capitalized costs were written off when we abandoned the Camilla and Santa Rosa properties.

Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset.  Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of the reclamation and abandonment costs.  The asset retirement obligation is based on when spending for an existing environmental disturbance will occur.  Asset retirement obligations are reviewed by us on an annual basis, unless otherwise deemed necessary.  At January 31, 2009 and 2008, we did not have any asset retirement obligations.

Recently Adopted and Recently Issued Accounting Standards and Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. We are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for us on February 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements as we did not elect the fair value option for any of our consolidated financial assets or liabilities.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, and which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement was effective for us on February 1, 2009.  We expect SFAS 141(R) will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 was effective for us on February 1, 2009.  We do not expect the adoption of EITF 07-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement was effective for us on February 1, 2009.  We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

On February 1, 2008, we adopted SFAS No. 157, Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, or SFAS No. 141 (revised 2007), Business Combinations.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities had no impact on our consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement was effective for us on February 1, 2009.  We do not expect this statement to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after February 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective for us on November 15, 2008 and did not have a material impact on our consolidated financial statements.

On May 9, 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 was effective for us on February 1, 2009.  The adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated results of operations or financial position.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 was effective for us on February 1, 2009.  The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 was effective for us on February 1, 2009.  The adoption of EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP was effective for us on February 1, 2009 and requires that all prior-period earnings-per-share data that are presented be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

In November 2008, the EITF reached consensus on Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for our fiscal year beginning February 1, 2009 and is to be applied prospectively.  We are evaluating the potential impact of adopting this statement on our consolidated financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities. FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP No.132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits. FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the fiscal year beginning February 1, 2009 and is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide this information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AT JANUARY 31, 2009 AND 2008,
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008 AND FOR THE
 PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO JANUARY 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Red Metal Resources Ltd.
(Formerly, Red Lake Exploration, Inc.)

We have audited the accompanying consolidated balance sheets of Red Metal Resources Ltd. (an exploration stage company), as of January 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and comprehensive loss and cash flows for the years then ended and for the period from inception (January 10, 2005) through January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Metal Resources Ltd. (an exploration stage company) as of January 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from inception (January 10, 2005) through January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP
Irvine, California April 24, 2009

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2009 AND 2008

	2009	2008
ASSETS

Current assets:

Cash	$26,115	$1,901
Other receivable	29	-
Prepaid expenses and deposits	16,571	-

Total current assets	42,715	1,901

Unproved mineral properties	753,519	-

Total assets	$796,234	$1,901

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$74,417	$44,719
Accrued liabilities	3,615	-
Accrued professional fees	47,430	32,018
Accrued mineral property costs	140,000	-
Due to related parties	151,459	41,237
Notes payable to related party, including accrued interest	600,864	-

Total liabilities	1,017,785	117,974

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value, authorized 500,000,000,
58,183,333 and 53,183,334 issued and outstanding at
January 31, 2009 and 2008, respectively	58,183	53,183
Additional paid in capital	1,415,316	120,316
Deficit accumulated during the exploration stage	(1,673,456)	(289,572)
Accumulated other comprehensive loss	(21,594)	-

Total stockholders' deficit	(221,551)	(116,073)

Total liabilities and stockholders' deficit	$796,234	$1,901

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From
			January 10,
	For the Years		2005 (Inception)
	Ended January 31,		to January 31,
	2009	2008	2009
Revenue:

Royalties	$15,658	$-	$15,658

Operating Expenses:

Administration	101,905	-	102,446
Advertising and promotion	154,038	4,837	158,875
Automobile	19,234	-	19,234
Bank charges and interest	4,731	263	5,638
Computer consulting	1,501	-	1,501
Consulting fees	114,174	56,368	170,542
Donated rent	-	750	4,750
Donated service fees	-	1,500	9,500
Mineral exploration costs	483,339	54,345	551,637
Office	12,665	2,061	14,726
Professional fees	163,176	72,747	254,998
Rent	11,556	-	11,556
Regulatory	9,579	9,830	21,249
Travel and entertainment	87,636	29,131	116,767
Salaries, wages and benefits	28,803	-	28,803
Foreign exchange (gain) loss	(922)	667	(235)
Write-down of unproven mineral properties	187,000	-	196,000

Total operating expenses	1,378,415	232,499	1,667,987

Net operating loss	(1,362,757)	(232,499)	(1,652,329)

Other expenses

Interest on notes payable	(20,864)	-	(20,864)

Net loss before income tax	(1,383,621)	(232,499)	(1,673,193)

Income tax	(263)	-	(263)

Net loss	$(1,383,884)	$(232,499)	$(1,673,456)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	57,013,934	62,348,174

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO JANUARY 31, 2009

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	77,350,000	77,350	(18,100)	-	-	59,250
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)		(12,363)

Balance at January 31, 2006	77,350,000	77,350	(15,100)	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)		(43,885)

Balance at January 31, 2007	77,350,000	77,350	(6,100)	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(24,500,000)	(24,500)	24,499	-	-	(1)
Common stock issued for cash	333,334	333	99,667	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	53,183,334	53,183	120,316	(289,572)	-	(116,073)

Common stock issued for cash	4,999,999	5,000	1,295,000	-	-	1,300,000

Net loss	-	-	-	(1,383,884)	-	(1,383,884)

Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Comprehensive loss	-	-	-	-	-	(1,405,478)

Balance at January 31, 2009	58,183,333	$58,183	$1,415,316	$(1,673,456)	$(21,594)	$(221,551)

On June 15, 2007, the Company declared a forward split of 13 new shares of common stock for every one share of common stock outstanding. All common stock amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			January 10,
	For the Years		2005 (Inception)
	Ended January 31,		to January 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(1,383,884)	$(232,499)	$(1,673,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	2,250	14,250
Write-down of unproven mineral properties	187,000	-	196,000
Changes in operating assets and liabilities:
Accounts receivable	(29)	-	(29)
Prepaid expenses and deposits	(16,571)	-	(16,571)
Accounts payable	29,698	43,420	74,418
Accrued liabilities	3,615	-	3,615
Accrued professional fees	15,412	32,018	47,430
Accrued mineral property costs	140,000	-	140,000
Due to related parties	110,222	41,235	151,457
Accrued interest on notes payable to related party	20,864	-	20,864

Net cash used in operating activities	(893,673)	(113,576)	(1,042,022)

Cash flows from investing activities:
Acquisition of unproved mineral properties	(940,519)	-	(949,519)

Net cash used in investing activities	(940,519)	-	(949,519)

Cash flows from financing activities:
Cash received on issuance of notes payable to related party	580,000	-	580,000
Proceeds from issuance of common stock	1,300,000	100,000	1,459,250

Net cash provided by financing activities	1,880,000	100,000	2,039,250

Effects of foreign currency exchange	(21,594)	-	(21,594)

Increase (decrease) in cash during the period	24,214	(13,576)	26,115

Cash, beginning of period	1,901	15,477	-

Cash, end of period	$26,115	$1,901	$26,115

Supplemental disclosures:
Cash paid during the period for:
Taxes	$263	$-	$263
Interest	$-	$-	$-

Non-cash financing transaction:
Acquisition of 24,500,000 common shares	$-	$1	$1

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Red Metal Resources Ltd. was incorporated on January 10, 2005 under the laws of the state of Nevada as Red Lake Exploration, Inc. and changed its name to Red Metal Resources Ltd. on August 27, 2008.  On August 21, 2007, Red Metal acquired a 99% interest in Minera Polymet Limitada (Polymet), a limited liability company formed on August 21, 2007 under the laws of the Republic of Chile. In these notes, the terms “Red Metal”, “Company”, “we”, “us” or “our” mean Red Metal Resources Ltd. and its subsidiary, Polymet, whose operations are included in these consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These consolidated financial statements include the financial statements of Red Metal and Polymet. All significant intercompany balances and transactions have been eliminated from the consolidated financial results.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Company’s consolidated financial statements are based on a number of estimates, including accruals for estimated accounting, auditing, legal expenses and mineral property costs and impairment of unproved mineral properties.

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.  At January 31, 2009 and 2008, the Company had no cash equivalents.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, accrued professional fees and accrued mineral property costs. The fair value of these financial instruments approximates their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and withholding and value added taxes in Canada and Chile.

At January 31, 2009 and 2008, the Company had approximately $1,700 and $1,300, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not lost any cash and does not believe its cash is exposed to any significant credit risk.

The Company’s operations involve dealing with uncertainties and judgments in applying complex tax regulations in Canada and Chile.  The final taxes paid are dependent upon many factors including negotiations with tax authorities in various jurisdictions.  The Company records potential withholding tax, value added tax, and mineral property tax liabilities based on its estimate of whether and the extent to which taxes may be refunded or deemed payable.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation and Transaction

The functional currency for Red Metal’s foreign subsidiary is the Chilean peso.  Red Metal translates assets and liabilities to US dollars using period-end exchange rates, translates unproved mineral properties using historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of foreign entity financial statements are included as a component of other comprehensive loss.

Transactions denominated in currencies other than the functional currency of the legal entity are re-measured to the functional currency of the legal entity at the period-end exchange rates.  Any associated transactional currency re-measurement gains and losses are recognized in current operations.

Revenue Recognition

The Company records revenues and royalties from the sale of minerals when persuasive evidence of an arrangement exists, the minerals have been delivered to the customer and the risk of ownership or title has been transferred, and collectability is reasonably assured.  Interest income is recognized at the end of each month.

During the years ended January 31, 2009 and 2008, we received $15,658 and $0 respectively, in royalty revenue.   (Notes 4 and 6)

Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company regularly reviews the carrying value of long-lived assets for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.   The Company’s only long-lived asset is its unproven mineral property interests.   At January 31, 2009 and 2008 the Company did not record any impairment charges against its unproven mineral interests.

Investment in and Expenditures on Mineral Interests

Realization of the Company's investment in and expenditures on mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristics of many mineral properties. To the best of its knowledge the Company believes all of its unproved mineral interests are in good standing and that it has title to all of these mineral interests.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Unproved Mineral Property Costs

The Company has been in the exploration stage since its inception on January 10, 2005 and has not yet realized any significant revenues from its operations. It is engaged primarily in acquiring and exploring mining properties. It expenses mineral property exploration costs as it incurs them, and capitalizes mineral property acquisition costs when it incurs them using the guidance in Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights Are Tangible or Intangible Assets. The Company assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets at the end of each fiscal quarter. If it establishes proven and probable reserves and determines that a mineral property can be economically developed, it will capitalize the costs it incurs to develop the property and will amortize them over the estimated life of the probable reserve using the units-of-production method. If it subsequently abandons or recognizes any impairment of its mineral properties, it will charge any capitalized costs to operations.

At January 31, 2009 and 2008, the Company wrote down $187,000 and $0, respectively, in capitalized costs when it abandoned the Camila and Santa Rosa mineral properties.  (Note 6)

Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if it can reasonably estimate the fair value. It will capitalize the asset retirement cost as part of the asset’s carrying value and amortize it over the life of the asset.   Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of the reclamation and abandonment costs.  The asset retirement obligation is based on when spending for an existing environmental disturbance will occur.  The Company reviews its asset retirement obligations annually unless it otherwise deems a review necessary.  At January 31, 2009 and 2008, the Company had no asset retirement obligations.

Comprehensive Loss

Comprehensive loss reflects changes in equity that result from transactions and economic events from non-owner sources.  The Company had $21,594 and $0 in accumulated other comprehensive loss for the years ended January 31, 2009 and 2008, respectively, from its foreign currency translation.  As a result, total other comprehensive loss for the years ended January 31, 2009 and 2008 were $21,594 and $0, respectively.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

At January 31, 2009 and 2008, the Company had 58,183,333 and 53,183,334, shares of common stock issued and outstanding, respectively, 5,166,666 and 166,667 warrants outstanding, respectively and no outstanding options or convertible debt. (Notes 7 and 8)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the FASB-issued SFAS No. 123(R), Share-Based Payment, which requires that expenses for stock compensation be recorded using the fair-value method.

The Company uses the “modified prospective method” which requires that compensation costs for all stock-based payments granted, modified or settled in financial statements be recognized.

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

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for the Company on February 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its consolidated financial assets or liabilities.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007. Earlier application was not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 was effective for the Company on February 1, 2008.  The pronouncement did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, and which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement will be effective for us on February 1, 2009.  We expect SFAS 141(R) will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for the Company on February 1, 2009.  We do not expect the adoption of EITF 07-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement will be effective for us on February 1, 2009.  We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

On February 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities had no impact on the Company’s consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

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
JANUARY 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement will be effective for us on February 1, 2009.  Early adoption of this provision is prohibited. We do not expect this statement to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after February 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective for us on November 15, 2008 and did not have a material impact on our consolidated financial statements.

On May 9, 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for the Company on February 1, 2009.  The adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated results of operations or financial position.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance is effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 will be effective for the Company on February 1, 2009.  The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated results of operations or financial position.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 will be effective for us on February 1, 2009.  The adoption of EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP will be effective for us on February 1, 2009 and requires that all prior-period earnings-per-share data that are presented be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

In November 2008, the EITF reached consensus on Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s fiscal year beginning February 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have a material impact on our consolidated financial statements.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In December 2008, the FASB issued FSP No.132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP will be effective for our fiscal year beginning February 1, 2009 and is not expected to have a material impact on our consolidated financial statements.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenues from mineral sales since inception, has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. The Company plans to mitigate these operating losses through controlling its operating costs.  The Company plans to obtain sufficient working capital through additional debt or equity financing and private loans.  At January 31, 2009, the Company had a working capital deficit of $975,070 and has accumulated losses of $1,673,456 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate significant revenues in the future. These consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

 NOTE 4 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties at January 31, 2009 and 2008:

	2009	2008
Due to a company owned by an officer (a)	$13,552	$-

Due to a company controlled by directors (b)	130,345	39,010

Due to a company owned by a major shareholder and a relative of the president (c)	5,074	-

Due to a major shareholder (d)	2,363	-

Due to a relative of the president (e)	125	-

Due to a former president (f)	-	2,227

Total due to related parties	$151,459	$41,237

(a)
During the year ended January 31, 2009, the Company paid or has payable a total of $123,823 in advertising and promotion, consulting, computer consulting, office, and travel and entertainment costs to a company owned by an officer.

(b)
During the year ended January 31, 2009, the Company paid or has payable a total of $327,081 in administration, advertising and promotion, mineral exploration, office, regulatory and travel and entertainment costs to a company controlled by two directors. During the year ended January 31, 2008, the Company paid or accrued $67,503 in mineral exploration and travel and entertainment expenses to the same company.

(c)	During the year ended January 31, 2009, the Company received $15,658 in royalty income and paid or has payable of $250,869 in unproved mineral property costs; $628 in prepaid deposits; and a total of $289,348 in administration, automobile, mineral exploration, office, professional fees, rental expense and travel and entertainment to a company owned by a major shareholder and a relative of the president. During the year ended January 31, 2008, the Company had no transactions with this company. (Note 2, 6 and 11)

(d)	During the years ended January 31, 2009 and 2008, the Company paid or has payable $31,292 and $0, respectively, in administration, mineral exploration, office, professional fees and travel and entertainment costs to a major shareholder.

(e)	During the year ended January 31, 2009, the Company owes $125 for regulatory fees that a relative of the president paid on behalf of the Company.

(f)	During the year ended January 31, 2008, the Company recognized $750 in donated rent and $1,500 in donated services and paid $650 in travel and entertainment expenses to their former president.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 4 – RELATED-PARTY TRANSACTIONS, continued

During the years ended January 31, 2009 and 2008 the Company issued a total of 2,333,333 and 333,334 units respectively, to a relative of the president.  (Notes 7 and 8)

During the year ended January 31, 2009 the Company issued 40,000 units to a director.  (Notes 7 and 8)

During the year ended January 31, 2009 the Company issued a total of 866,666 units to companies controlled by a relative of an affiliate. (Notes 7 and 8)

During the year ended January 31, 2009 the Company issued 1,760,000 units to a company controlled by a relative of the president on the date the units were issued.  (Notes 7 and 8)

NOTE 5 – NOTES PAYABLE TO RELATED PARTY, INCLUDING ACCRUED INTEREST

On January 31, 2009 and 2008 the Company had the following notes payable to a relative of the president:

	January 31,
	2009	2008
Notes payable, on demand, unsecured, bearing interest at 8% per annum, compounded monthly	$580,000	$-

Accrued interest	20,864	-

Notes payable to a related party, including accrued interest	$600,864	$-

See Note 11 for additional notes payable issued to this related party.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 6 – UNPROVED MINERAL PROPERTIES

	January 31,
	2009	2008
Acquisition costs	$940,519	$-
Write-down of unproven mineral properties	(187,000)	-
Unproved mineral properties	$753,519	$-

Farellon Alto Uno al Ocho Mineral Property

On September 25, 2007, Polymet entered into an agreement with a related company to acquire by assignment the option to purchase the Farellon Alto Uno al Ocho mining claims located in the Commune of Freirina, Province of Huasco, III Region of Atacama, Chile. The Farellon Alto Uno al Ocho property consists of 66 hectares.  On April 25, 2008, we exercised the option to acquire the right to purchase the property by paying $250,000 to the optionor.  On April 25, 2008 we paid $300,000 to the vendor to acquire title to the property. The property is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month.  The Company has no obligation to pay the royalty if it does not commence exploitation.  (Notes 4 and 9)

Cecil Mineral Properties

On September 5, 2008, Polymet paid $20,000 to acquire the Cecil 1-49 consisting of 230 hectares of titled mining claims and the Cecil and Burghley I consisting of 200 and 300 hectares of exploration claims, respectively.   The properties are located near the Farellon property in Commune of Freirina, Province of Huasco, III Region of Atacama, Chile.  The acquisition of the Cecil properties was completed on September 17, 2008. At January 31, 2009 the Company had spent a total of $21,391 on the acquisition of these claims.

Camila Mineral Properties

On February 1, 2008, Polymet entered into an option agreement with a related company to acquire an option to purchase the Camila, Camila Dos, Camila Tres and Camila Cuatro mining claims located in the Commune of Vallenar, Province of Huasco, III Region of Atacama, Chile. Under the terms of the agreement, we paid $5,000 on February 1, 2008 and $50,000 on May 23, 2008.  In December 2008 we allowed our option to expire and wrote-off $55,000 in mineral property costs at January 31, 2009. (Notes 2 and 4)

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 6 – UNPROVED MINERAL PROPERTIES, continued

Mateo Exploration Claims

On November 2, 2008, Polymet staked and registered the Mateo 4-11 exploration claims covering 2,200 hectares.  At January 31, 2009 the Company had spent a total of $1,784 on these claims.

On January 30, 2009, Polymet staked and registered the Mateo 12-14 exploration claims covering 700 hectares.  At January 31, 2009 the Company had spent a total of $490 on these claims.

All of the Mateo claims are located in the Commune of Vallenar, Province of Huasco, III Region of Atacama, Chile.  Under Chile’s mining and land tenure policies, the Mateo claims are exploration claims (pedimento stage claims) and can be explored for a period of up to two years. After two years, the Company can apply to convert them into exploration concession stage properties.

Che Mineral Claims

On October 10, 2008 Polymet entered into an option to purchase contract with a related company to acquire an option to purchase the Che Uno 1-8 and Che Dos 1-10 mining claims covering 76 hectares in the Commune of Vallenar, Province of Huasco, III Region of Atacama. Under the terms of the option to purchase contract we agreed to pay $444 on October 10, 2008 as consideration for the option agreement and $20,000 by April 10, 2009 to acquire the Che claims.  On October 10, 2008 the Company signed an amendment to the option to purchase contract extending the consideration payment date to December 2, 2008. On December 2, 2008 the Company paid $444 and acquired the option agreement.

The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000.  The royalty payments are due monthly once exploitation begins and are not subject to minimum payments.  The Company has no obligation to pay the royalty if it does not commence exploitation.  At January 31, 2009 the Company had paid a total of $747 in option acquisition and legal costs for these claims.  (Notes 4, 9 and 11)

Santa Rosa Mineral Properties

On February 1, 2008, Polymet entered into an option agreement with a related company to acquire an option to purchase the Santa Rosa Uno Al Seis and Porfiada Uno Al Diez mining claims, located in the Commune of Freirina, Province of Huasco, III Region of Atacama in Chile. The Santa Rosa properties consist of two mining claims covering 110 hectares.  In December 2008, we allowed the option to expire and wrote-off $132,000 in mineral property costs at January 31, 2009. (Notes 2 and 4)

A related company conducted exploitation work from October 2007 to October 27, 2008 and paid us a royalty equal to 5% of the net proceeds it received from the processor. During the year ended January 31, 2009, we received $15,658 in royalties from this related company.  (Notes 2 and 4)

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 6 – UNPROVED MINERAL PROPERTIES, continued

Jova Exploration Concessions

On September 28, 2008, Polymet staked and registered the Jova 1-13 exploration claims covering 2,600 hectares.

On November 17, 2008, Polymet staked and registered the Jova 14 and 15 exploration claims covering 500 hectares.

The Jova exploration concessions are located in the Commune of Freirina, Province of Huasco, III Region of Atacama, Chile.  The claims surround the Santa Rosa mineral properties to the north, south, east and west.

At January 31, 2009 the Company had spent $3,976 and $688 in acquisition costs on the Jova 1-13 and Jova 14 and 15 claims, respectively.  (Note 11)

Costa Rica Exploration Concessions

On October 16, 2008, Polymet staked and registered the Costa Rica Dos and Costa Rica Tres exploration claims covering 600 hectares located in the  Province of Copiapo, III Region of Atacama, Chile.  At January 31, 2009 the Company had spent $1,248 in acquisition costs on these claims.  (Note 11)

Cañas Mineral Properties

On November 27, 2008, Polymet purchased the Cañas mining claims for $4,656 and owes outstanding taxes of approximately 28 million Chilean pesos (approximately $45,000). The Cañas properties are located in the Province of Huasco, III Region of Atacama, Chile and consist of three mining concessions Canas 1-30, Canas I 1-20 and Canas II 1-20 covering 700 hectares.

Estrella Mineral Properties

On November 27, 2008, Polymet purchased the Estrella mining claims for $11,423 and owes outstanding taxes of approximately 55 million Chilean pesos (approximately $90,000). The Estrella properties are located in Province of Huasco, III Region of Atacama, Chile and consist of three blocks of claims containing eleven claims covering 1,383 hectares.

Caminada Mineral Property

On November 27, 2008, Polymet purchased the Caminada mining claims for $1,062 and owes outstanding taxes of approximately 1.5 million Chilean pesos (approximately $2,000).  The Caminada property is located in the Province of Huasco, III Region of Atacama, Chile and covers 40 hectares.

Margarita Mineral Property

On November 27, 2008, Polymet purchased the Margarita 1-4 mining claims for $16,072 and owes outstanding taxes of approximately 600,000 Chilean pesos (approximately $1,000).  The Margarita property is located in the Commune of Vallenar, Province of Huasco, III Region of Atacama, Chile and covers 56 hectares.

See Note 11 for additional mineral property acquisitions and dispositions.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 7 – COMMON STOCK

On August 27, 2008, our authorized common stock increased from 75,000,000 shares to 500,000,000 shares with a par value of $0.001 per share.

On May 14, 2008, the Company issued 999,999 units at $0.30 per unit in a private placement for cash of $300,000.  Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock for $0.50.   (Notes 4 and 8)

On April 21, 2008, the Company issued 4,000,000 units at $0.25 per unit in a private placement for cash of $1,000,000.  Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock for $0.35.  (Notes 4 and 8)

On August 13, 2007, the Company issued 333,334 units at $0.30 per unit in a private placement for cash of $100,000. Each unit consists of one common share and ½ of one warrant (a total of 166,667 warrants).  (Notes 4 and 8)

On June 20, 2007 the Company acquired 24,500,000 shares of its own common stock from its former president for consideration of $1.  The Company cancelled these shares.

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

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 8 – WARRANTS

On May 14, 2008, the Company issued 999,999 share purchase warrants which entitle the holder to purchase up to 999,999 shares of the Company’s common stock at $0.50 per share.  The warrants have a term of two years and will expire on May 14, 2010.  The warrants are required to be exercised if, at any time after November 14, 2008, the Company’s shares trade at $0.80 per share for 30 consecutive days. At January 31, 2009 none of these warrants had been exercised. (Notes 4 and 7)

On April 21, 2008, the Company issued 4,000,000 share purchase warrants which entitle the holder to purchase up to 4,000,000 shares of the Company’s common stock at $0.35 per share. The warrants have a term of two years and will expire on April 21, 2010.   At January 31, 2009 none of these warrants had been exercised. (Notes 4 and 7)

On August 15, 2007, the Company issued 333,334 share purchase warrants which entitle the holder to purchase up to 166,667 shares of the Company’s common stock at $0.50 per share.  Two warrants entitle the holder to purchase one share of common stock for $0.50. The warrants have a two-year term and will expire on August 13, 2009.  At October 31, 2008 none of these warrants had been exercised.  (Notes 4 and 7)

All of the Company’s warrants were issued in units that included shares of common stock.  When the units were issued, the Company allocated 25% of the proceeds of the issuance to the estimated fair value of the warrants.  The Company considers the fair value amount to be reasonable and has consistently allocated this percentage of the proceeds to estimate the fair value of the warrants.  At January 31, 2009 and 2008 the Company had allocated $325,000 and $25,000 respectively, of the proceeds from the issuance of the units as the estimated fair value of the warrants.

Warrants Outstanding

At January 31, 2009, the following share purchase warrants were outstanding:

Number of Shares	Exercise Price Per Share	Expiry Date
166,667	$ 0.50	August 13, 2009
4,000,000	$ 0.35	April 21, 2010
999,999	$ 0.50	May 14, 2010
5,166,666

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

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

Commitments

At January 31, 2009, the Company had the following contractual obligations under the Farellon and Che agreements.  (Note 6)

Future minimum payments	Option payment	Royalty payments (a)
2010	$20,000	$-
2011	-	-
2012	-	-
2013	-	-
2014	-	-
After 2014	-	700,000

Total future minimum payments	$20,000	$700,000

(a) These royalty payments are due only if the Company exploits the properties.

See Note 11 for additional commitments.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 10 – INCOME TAXES

Income tax expense has not been recognized for the years ended January 31, 2009 and 2008 and no taxes were payable at January 31, 2009 or 2008, because the Company has incurred losses since its inception. Red Metal is subject to United States federal and state taxes and Polymet is subject to Chilean tax law.

The components of the Company’s net operating losses for the years ended January 31, 2009 and 2008 were:

	2009	2008
United States	$(429,972)	$(231,882)
Chile	(951,019)	238

	$(1,380,991)	$(231,644)

At January 31, 2009 and 2008, the Company had the following deferred tax assets that primarily relate to net operating losses.  The Company established a 100% valuation allowance, as management believes it is more likely than not that the deferred tax assets will not be realized.

	2009	2008
Federal loss carryforwards (effective rate 34%)	$230,511	$84,321
Foreign loss carryforwards	161,713	(40)

Less: valuation allowance	(392,224)	(84,281)

	$-	$-

The Company’s valuation allowance increased during 2009 and 2008 by $307,943 and $78,800, respectively.

The Company had the following net operating loss carryforwards (NOLs) at January 31:

	2009	2008
United States	$677,974	$247,764
Chile	950,781	(238)

	$1,628,755	$247,526

The federal NOLs expire through January 31, 2029.  The Company is a Nevada corporation and is not subject to state taxes.  The Chilean tax losses can be carried forward indefinitely.

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

NOTE 11 – SUBSEQUENT EVENTS

Irene Property

On February 2, 2009, the Company entered into a letter of intent to purchase two properties known as the Irene properties from a related company for 21,000,000 Chilean pesos (approximately $34,000).  The Irene properties consist of Irene Una al Dos and Irene II Uno al Diez mineral holdings are located in the Commune of Vallenar, Province  of Huasco, III Region of Atacama, and cover a total of 60 hectares.  (Notes 4, 6 and 9)

Che Mineral Claims

On April 7, 2009, the Company entered into Amendment No.2 to the October 10, 2008 option to purchase agreement for the Che Mineral Claims.  Amendment No. 2 extends the $20,000 payment date to October 10, 2009.  (Notes 4, 6 and 9)

Jova Mineral Claims

On April 7, 2009, the Company identified the potential for two more claims contiguous to the Jova claims, consolidated them with the Jova claims and re-staked them all as the Eva 1 – 17 claims. They cover 3,500 hectares.  (Note 6)

Financing

On March 18, 2009, the Company entered into a one–year, non-exclusive financing agreement and agreed to pay a consultant the following fees for assisting the company with any of the following transactions; a 10% commission upon consummation of any financing transactions; issuance of 1,000,000 shares of the Company’s common stock if the Company enters into a joint venture agreement and production commences on the Farellon property; and/or an 8% commission and issuance of 250,000 shares of the Company’s common stock upon the sale of the Farellon property.  This agreement can be terminated or extended by either party with five days written notice.  (Note 9)

Consulting Contract

On April 1, 2009 the Company entered into a consulting contract with a related company whereby the Company will pay US$5,600 (3,450,000 Chilean pesos) per month for professional and other services.  The contract is for nine months commencing on April 1, 2009.  (Notes 4 and 9)

Mineral Claims

Subsequent to January 31, 2009 the Company decided to abandon the Costa Rica Dos and Tres mineral claims.  (Note 6)

Notes Payable to Related Party

Subsequent to January 31, 2009, the Company issued a total of $106,000 in notes payable to a related party. The notes payable are payable on demand, unsecured and bear interest at 8% per annum, compounded monthly. (Note 5)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of January 31, 2009, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

Polymet signed an agreement dated October 10, 2008 with Minera Farellón Limitada for the option to buy the Che properties for $20,000 payable by April 10, 2009. We paid $444 as consideration for the option. We amended the option on April 7, 2009 to extend the payment date to October 10, 2009.

We signed a letter agreement dated October 21, 2008, with Andrew Barwicki for investor relations services. We agreed to pay him a monthly fee of $4,500. Either party can terminate the agreement without cause at any time.

On November 19, 2008 we signed a loan agreement and promissory note in the amount of $105,000 in favor of Richard N. Jeffs, the father of our president, Caitlin Jeffs.  The loan bears interest at the rate of 8%, compounded monthly.  The loan is due to be paid on demand.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Table 11 contains certain information regarding our directors, executive officers and key personnel. There is a family relationship between Caitlin Jeffs and Michael Thompson.  Directors serve for one year and until their successors are duly elected and qualified. In Chile, Polymet has one legal representative, which is similar to a director, and a manager, which is similar to a president.

Table 11: Directors and Officers
Name	Age	Position
Caitlin Jeffs	33	Director, chief executive officer, president and secretary
Michael Thompson	39	Director and vice president of exploration
John Da Costa	44	Chief financial officer and treasurer
Kevin Mitchell	48	Legal representative and manager of Polymet

Biographical Information – Officers and Directors

Caitlin Jeffs, P. Geo.  Ms. Jeffs has been a director since October 2007 and our president, chief executive officer and secretary since April 21, 2008.  Ms. Jeffs has been a geologist since 2002.  Ms. Jeffs graduated from the University of British Columbia in 2002 with an honors bachelor of science in geology.  She is a professional geologist on the register of the Association of Professional Geoscientists of Ontario.  She worked for Placer Dome (CLA) Ltd. in Canada from February 2003 until May 2006.  She has been a self-employed consulting geologist since May 2006.  She is an owner and the general manager of Fladgate Exploration Consulting Corporation in Ontario, Canada. She lives with Michael Thompson as a family.

Michael Thompson, P. Geo. Mr. Thompson has been a director since October 2007 and our vice-president of exploration since April 2008.  Mr. Thompson graduated from the University of Toronto in 1997 with an honors bachelor of science in geology.  He is a professional geologist on the register of the Association of Professional Geoscientists of Ontario.  He worked in Canada for Teck Cominco Limited from 1999 until 2002 and Placer Dome (CLA) Ltd. from January 2003 until May 2006.  He has been a self-employed consulting geologist since May 2006.  He is an owner and the president of Fladgate Exploration Consulting Corporation in Ontario, Canada. He lives with Caitlin Jeffs as a family.

John Da Costa.  Mr. Da Costa has been our chief financial officer and treasurer since May 13, 2008.  Mr. Da Costa is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  Mr. Da Costa is also the treasurer of Rock City Energy Corp., a public company, a position he has held since August 2006, and a director and the chief executive office (since February 2006) and chief financial officer and secretary (since May 2002) of GlobeTrac Inc., also a public company.

Biographical Information - Significant Employee

Kevin Mitchell.  Mr. Mitchell has been the legal representative and manager of Minera Polymet Limitada since it was formed in August 2007.  He is a Canadian who has lived in Chile for more than twenty years.  He has owned and operated a heavy equipment company for all of that time, mainly servicing the mining industry.  Since February 2007 he has been the legal representative and manager of Minera Farellón Limitada, a Chilean company that investigates potential projects, conducts due diligence reviews, and provides logistical support.

None of our directors or executive officers has, during the past five years,

•
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,
•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Compensation

Our directors did not receive compensation during the 2009 fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the last fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our code of ethics will be provided to any person without charge, upon request.  Requests should be in writing and addressed to Caitlin Jeffs, c/o Red Metal Resources Ltd., 195 Park Avenue, Thunder Bay, Ontario P7B 1B9.

Corporate Governance

Our board of directors does not have an audit committee, a compensation committee or a nominating committee.

We have not adopted any procedures by which our security holders may recommend nominees to our board of directors and that has not changed during the last fiscal year.

None of the members of our board of directors qualifies as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934.

ITEM 11.          EXECUTIVE COMPENSATION.

Table 12 discloses information with respect to all compensation awarded to, earned by or paid to our chief executive officer and up to two of our executive officers whose annual salary and bonus exceeded $100,000 during our last two completed fiscal years (collectively referred to in this discussion as the “named executive officers”).  We have no employment agreements with our named executive officers or with our key employee other than our oral agreement to pay Mr. Mitchell $2,000 per month to act as Polymet’s registered representative.

Table 12: Summary Compensation
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Caitlin Jeffs	2009							$327,081 (1)	$327,081 (1)
Chief Executive Officer,	2008							$67,503 (1)	$67,503 (1)
President and
Secretary

Michael Thompson	2009							$327,081 (1)	$327,081 (1)
Vice President,	2008							$67,503 (1)	$67,503 (1)
Exploration

John Da Costa	2009							$123,823 (2)	$123,823 (2)
Chief Financial Officer	2008							$73,772 (2)	$73,772 (2)
(1)  Paid or accrued to a company controlled by Caitlin Jeffs and Michael Thompson for administrative and geological services.
(2)  Paid or accrued to a company owned by John Da Costa for consulting and out of pocket expenses.

When we are able to do so, our plan is to implement a compensation program consisting of base salary, bonuses and awards of stock options or, possibly, restricted stock.  We believe that a combination of cash and common stock or options will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.  We intend to grant options or restricted stock because we believe that share ownership by our employees is an effective method to deliver superior shareholder returns by increasing the alignment between the interests of our employees and our shareholders. No employee will be required to own common stock in our company.

In setting the compensation for our officers, we plan to look primarily at the person’s responsibilities, at salaries paid to others in businesses comparable to ours, at the person’s experience and at our ability to replace the individual.  It is not likely that we will be able to pay salaries to our employees until we begin to generate cash from our operations.

We also expect that we may pay bonuses in the future to reward exceptional performance, either by the individual or by the company.

We have granted no stock options to our executive officers or any other persons.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Table 13 sets forth, as of April 28, 2009, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 28, 2009 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Table 13: Security Ownership
Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Common stock	Caitlin Jeffs (1)	2,520,000	4.33%
Common stock	Michael Thompson (1)(2)	80,000	0.14%
Common stock	John Da Costa (3)	2,525,000	4.34%
	All officers and directors as a group	5,125,000	8.81%

Common stock	Richard N. Jeffs (4)(5)(6)	7,686,667	12.67%
Common stock	Money Layer Limited (6)(7)	3,520,000	5.87%
Common stock	Laboa Holdings Inc. (6)	7,500,010	12.89%
Common stock	Kevin Mitchell (6)(8)	7,500,010	12.89%
(1)	The address for Caitlin Jeffs and Michael Thompson is 195 Park Avenue, Thunder Bay, Ontario P7B 1B9.
(2)	Includes warrants for the exercise of 40,000 shares.
(3)	The address for John Da Costa is 610-1100 Melville Street, Vancouver, British Columbia V6E 4A6.
(4)	The address for Richard N. Jeffs is 49 Pont Street, London, United Kingdom SW1X 0BD.
(5)	Includes warrants for the exercise of 2,500,000 shares and 2,520,000 shares held by his spouse, Susan Jeffs. Mr. Jeffs expressly disclaims any interest in the shares owned by Susan Jeffs.
(6)	5% shareholder
(7)	Includes warrants for the exercise of 1,760,000 common shares.
(8)	The address for Kevin Mitchell is Baldomero Lillo 3260, Vallenar, III Region, Chile.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Using the definition of “independent” set forth in Section 803 of the Rules of the NYSE Amex, we have determined that none of our directors are independent.

Transactions with Related Persons

Since February 1, 2007, no director, executive officer, or holder of more than 5% of our common stock, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, in which we were or are to be a participant, that exceeded the lesser of (1) $120,000 or (2) 1% of the average of our total assets at year-end for the last three completed fiscal years, except for the following:

Notes Payable to Richard N. Jeffs

As of April 30, 2009 we owed Mr. Richard N. Jeffs, the father of our president, Caitlin Jeffs, a total of $686,000 in principal and $33,587 in interest.  These notes are payable on demand, unsecured and the interest is calculated and compounded monthly at the rate of 8%.

Sales of Securities made to Richard N. Jeffs

On August 13, 2007, we issued 333,334 units at $0.30 per unit by way of private placement to Richard N. Jeffs.  Each unit consists of one common share and ½ of one warrant.  Two share purchase warrants entitle the holder to purchase one share of common stock for $0.50 per share.  The warrants have a term of two years and will expire on August 13, 2009.   At the date of filing none of these warrants had been exercised.

On April 21, 2008, we issued 2,000,000 units at $0.25 per unit by way of private placement to Richard N. Jeffs.  Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.35 per share.  The warrants have a term of two years and will expire on April 21, 2010.  At the date of filing none of these warrants had been exercised.

On May 14, 2008, we issued 333,333 units at $0.30 per unit by way of private placement to Richard N. Jeffs.  Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share.  The warrants have a term of two years and will expire on May 14, 2010.  At the date of filing none of these warrants had been exercised. The warrants are required to be exercised if, at any time after November 14, 2008, our common stock trades at $0.80 per share for 30 consecutive days.

Interest of Richard N. Jeffs in Minera Farellon Limitada

Minera Farellon Limitada, is owned 50% by Richard N. Jeffs and 50% by Kevin Mitchell.

Sales of Securities made to Michael Thompson

On April 21, 2008, we issued 40,000 units at $0.25 per unit by way of private placement to Michael Thompson.  Each unit consists of one common share of our common stock and one warrant entitling the holder to purchase one share of common stock for $0.35 per share.  The warrants have a term of two years and will expire on April 21, 2010.   At the date of filing none of these warrants had been exercised.

Sales of Securities made to Money Layer Limited

On April 21, 2008, we issued 1,760,000 units at $0.25 per unit by way of private placement to Money Layer Limited.  Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.35 per share.  The warrants have a term of two years and will expire on April 21, 2010.  At the date of filing none of these warrants had been exercised.

Sales of Securities made to Kinnaman Trading Company Limited

On April 21, 2008, we issued 200,000 units at $0.25 per unit by way of private placement to Kinnaman Trading Company Limited. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.35 per share. The warrants have a term of two years and will expire on April 21, 2010. At the date of filing none of these warrants had been exercised.

On May 14, 2008, we issued 333,333 units at $0.30 per unit by way of private placement to Kinnaman Trading Company Limited. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants have a term of two years and will expire on May 14, 2010. At the date of filing none of these warrants had been exercised. The warrants are required to be exercised if, at any time after November 14, 2008, the Company’s shares trade at $0.80 per share for 30 consecutive days.

Sale of Securities made to Pilenga Limited

On May 14, 2008, we issued 333,333 units at $0.30 per unit by way of private placement to Pilenga Limited. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants have a term of two years and will expire on May 14, 2010. At the date of filing none of these warrants had been exercised. The warrants are required to be exercised if, at any time after November 14, 2008, the Company’s shares trade at $0.80 per share for 30 consecutive days.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)  Audit Fees and Related Fees

The aggregate fees billed and accrued for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and for the review of our financial statements or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009 - $2,757 – Manning Elliot Chartered Accountants
2008 - $11,270 – Manning Elliot Chartered Accountants

2009 - $42,826 – Mendoza Berger & Company, L.L.P.
2008 - $0 – Mendoza Berger & Company, L.L.P.

 (2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009 - $0 – Manning Elliot Chartered Accountants
2008 - $0 – Manning Elliot Chartered Accountants

2009 - $2,000 – Mendoza Berger & Company, L.L.P.
2008 - $0 – Mendoza Berger & Company, L.L.P.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $1,669 – Manning Elliot Chartered Accountants
2008 - $0 – Manning Elliot Chartered Accountants

2009 - $1,991 – Mendoza Berger & Company, L.L.P.
2008 - $0 – Mendoza Berger & Company, L.L.P.

2009 - $954 – Javier Cortez Godoy
2008 - $0 – Javier Cortez Godoy

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2009 - $0 – Manning Elliot Chartered Accountants
2008 - $0 – Manning Elliot Chartered Accountants

2009 - $0 – Mendoza Berger & Company, L.L.P.
2008 - $0 – Mendoza Berger & Company, L.L.P.

We do not have an audit committee.  Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

ITEM 15.           EXHIBITS.

The following exhibits are filed herewith or incorporated by reference:

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Agreement to assign contract for the option to purchase mining holdings dated September 25, 2007 between Minera Farellón Limitada and Minera Polymet Limitada (2)
10.2	Contract for the option to purchase mining holdings dated May 2, 2007 between Compañia Minera Romelio Alday Limitada and Minera Farellón Limitada (2)
10.3	Amendment number 1 to Agreement to assign contract for the option to purchase mining holdings dated November 20, 2007 (3)
10.4	Contract for the option to purchase mining holdings dated December 7, 2007 between Ingenieria De Proyectos, Desarrollo, Estudios y Servicios H.I.T. Limitada and Minera Farellón Limitada (4)
10.5	Santa Rosa option agreement to acquire mining concession dated February 1, 2008 between Minera Farellón Limitada and Minera Polymet Limitada (4)
10.6	Contract for the option to purchase mining holdings dated September 10, 2007 between Antolin Amadeo Crespo Garcia and Minera Farellón Limitada (4)
10.7	Camila option agreement to acquire mining concession dated February 1, 2008 between Minera Farellón Limitada and Minera Polymet Limitada (4)
10.8
Contract for the option to purchase mining holdings dated October 10, 2008 between Minera Farellón Limitada and Minera Polymet Limitada (6), Amendment #1 dated October 10, 2008 (6) and Amendment #2 dated April 7, 2009 (5)

10.9	Letter of intent for the purchase of Pertenencia Irene Una al Dos dated February 2, 2009 between Minera Farellón Limitada and Minera Polymet Limitada (6)
10.10	Contract for consulting services dated April 1, 2009 between Minera Farellón Limitada and Minera Polymet Limitada (5)(7)
10.11	Loan Agreement dated November 19, 2008 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated November 19, 2008 in favor of Richard N. Jeffs (6)
10.12	Loan Agreement dated February 11, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated February 11, 2009 in favor of Richard N. Jeffs (6)
10.13	Loan Agreement dated February 25, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated February 25, 2009 in favor of Richard N. Jeffs (6)
10.14	Loan Agreement dated April 6, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated April 6, 2009 in favor of Richard N. Jeffs (6)
10.15	Loan Agreement dated April 28, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated April 28, 2009 in favor of Richard N. Jeffs (6)
10.16	Termination of option to purchase Santa Rosa property (6)
10.17	Loan Agreement dated July 17, 2008 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated July 17, 2008 in favor of Richard N. Jeffs (6)
10.18	Loan Agreement dated July 30, 2008 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated July 30, 2008 in favor of Richard N. Jeffs (6)
10.19	Loan Agreement dated September 11, 2008 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated September 11, 2008 in favor of Richard N. Jeffs (6)
10.20	Loan Agreement dated October 22, 2008 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated October 22, 2008 in favor of Richard N. Jeffs (6)
21	List of significant subsidiaries of Red Metal Resources Ltd.(6)
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)
(1)	Incorporated by reference from the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363.
(2)	Incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2007.
(3)	Incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2008.
(4)	Incorporated by reference from the registrant’s annual report on Form 10-KSB for the fiscal year ended January 31, 2008 filed with the Securities and Exchange Commission on May 13, 2008.
(5)	Incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on on April 15, 2009.
(6)	Filed herewith.
(7)	Denotes a management contract.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 1, 2009

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ John Da Costa
John Da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Caitlin Jeffs	Chief Executive Officer,	May 1, 2009
Caitlin Jeffs	President, Secretary and director

/s/ John Da Costa	Chief Financial Officer	May 1, 2009
John Da Costa

/s/ Michael Thompson	Director	May 1, 2009
Michael Thompson