Form 10-K
period 2010-01-31
RED METAL RESOURCES, LTD.
filed 2010-04-30
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [ X ]  The registrant has been subject to the filing requirements since April 13, 2010.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]  The registrant is not yet subject to this requirement.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of July 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity was $1,246,066.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2010 was 10,216,301.

TABLE OF CONTENTS

NOTE ABOUT FORWARD-LOOKING STATEMENTS	1

ITEM 1: BUSINESS	1

GENERAL	1
UNPROVED MINERAL PROPERTIES	3
COMPETITION	15
RAW MATERIALS	15
DEPENDENCE ON MAJOR CUSTOMERS	15
PATENTS/TRADEMARKS/LICENSES/FRANCHISES/CONCESSIONS/ROYALTY AGREEMENTS/LABOR CONTRACTS	16
GOVERNMENT CONTROLS AND REGULATIONS	16
COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS	16
EXPENDITURES ON RESEARCH AND DEVELOPMENT	16
NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES	16

ITEM 1A: RISK FACTORS	17

ITEM 1B: UNRESOLVED STAFF COMMENTS	21

ITEM 2: PROPERTIES	21

ITEM 3: LEGAL PROCEEDINGS	22

ITEM 4: REMOVED AND RESERVED	22

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	22

ITEM 6: SELECTED FINANCIAL DATA.	23

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	33

INDEX TO FINANCIAL STATEMENTS	33

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	34

ITEM 9A(T): CONTROLS AND PROCEDURES	34

ITEM 9B: OTHER INFORMATION	35

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	35

ITEM 11: EXECUTIVE COMPENSATION	37

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	38

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	39

DIRECTOR INDEPENDENCE	39
TRANSACTIONS WITH RELATED PERSONS	39

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES	42

ITEM 15: EXHIBITS	43

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements”.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this annual report titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as the following:

•	general economic conditions, because they may affect our ability to raise money
•	our ability to raise enough money to continue our operations
•	changes in regulatory requirements that adversely affect our business
•	changes in the prices for minerals that adversely affect our business
•	political changes in Chile, which could affect our interests there
•	other uncertainties, all of which are difficult to predict and many of which are beyond our control

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

ITEM 1: BUSINESS

General

Red Metal Resources Ltd. was incorporated in Nevada on January 10, 2005 as Red Lake Exploration, Inc.  We changed our name to Red Metal Resources Ltd. on August 27, 2008.

On August 21, 2007, we formed Minera Polymet Limitada, a limited liability company, under the laws of the Republic of Chile.  We own 99% of Polymet, which holds our Chilean mineral property interests.  Under Chilean law, a resident of Chile must be a shareholder in a limitada.  To meet this requirement, 1% of Polymet is owned by a Chilean resident, an experienced manager who has organized an office and other resources for us to use and is Polymet’s legal representative in Chile. Polymet’s office is located in Vallenar, III Region of Atacama, Chile.

Our resident agent’s office is at 711 S. Carson Street, Suite 4, Carson City, Nevada, 89701.  Our business office is at 195 Park Avenue, Thunder Bay, Ontario, Canada, P7B 1B9.  Our telephone number is (807) 345-5380; our email address is info@redmetalresources.com; and our web address is www.redmetalresources.com.  Information on our web site is not a part of this annual report.

We are a start-up exploration stage company without operations.  We are in the business of acquiring and exploring mineral claims. All of our claims are located in the III Region of Atacama, Chile. We have not determined whether our claims contain mineral reserves that are economically recoverable.   We have not produced revenues from our principal business and are considered an exploration stage company as defined by “Accounting and Reporting by Development Stage Enterprises.”

Our ability to realize a return on our investment in mineral claims depends upon whether we maintain the legal ownership of the claims. Title to mineral claims involves risks inherent in the process of determining the validity of claims and the ambiguous transfer history characteristic of many mineral claims.  To the best of our knowledge, and after consultation with an attorney knowledgeable in the practice of mining, we believe that we have taken the steps necessary to ensure that we have good title to our mineral claims.  We have had our contracts and deeds notarized, recorded in the registry of mines and published in the mining bulletin and we review the mining bulletin regularly to determine whether other parties have staked claims over our ground.  We have discovered no such claims.

Chile’s mining and land tenure policies were established to secure the property rights of both domestic and foreign investors to stimulate development of mining in Chile. The government of Chile owns all mineral resources, but exploration and exploitation of these resources are permitted through exploration and mining concessions. A mineral concession must pass through three stages to become a permanent mining concession, namely, pedimento, manifestacion and mensura.

A pedimento is an initial exploration claim. It can be placed on any area, whereas the survey to establish a permanent mensura claim can only be completed on free areas where no other mensuras exist. A pedimento is valid for a maximum of two years. At the end of this period it may either be reduced in size by at least 50% and renewed for an additional two years or entered into the manifestacion process to establish a permanent mensura claim. New pedimentos can overlap existing pedimentos, but the pedimento with the earliest filing date takes precedence providing the claim holder maintains the pedimento in accordance with the mining code and the applicable regulations.

Manifestacion is the process by which a pedimento is converted to a permanent mining claim. At any stage during its two-year life, the holder of a pedimento can submit a manifestacion application, which is valid for 220 days. To begin the manifestacion process, the owner must request a survey (mensura) within 220 days. After the survey request is accepted, the owner has approximately 12 months to have the claim surveyed by a government-licensed surveyor, inspected and approved by the national mining service, and affirmed as a mensura (equivalent to a patented claim) by a judge. Thereafter, an abstract describing the claim is published in Chile’s official mining bulletin (published weekly) and 30 days later the claim is inscribed in the appropriate mining registry.

A mensura is a permanent property right that does not expire so long as the annual fees (patentes) are paid in a timely manner. Failure to pay the patentes for an extended period can result in the claim being listed for sale at auction, where a third party can acquire a claim for the payment of the back taxes owed and a penalty.

In Chile, we have both pedimento and mensura claims.  We cannot guarantee that any of our pedimento claims will convert to mensura claims. Some of our pedimentos are still in the registration process and some are in the manifestacion stage. We may decide, for geologic, economic or other reasons, not to complete a registration or manifestacion or to abandon a claim after it is registered.  Some of our pedimentos may have been staked over other owners’ claims as permitted by the Chilean mining code.  Our pedimento rights in these claims will not crystallize unless the owners of the underlying claims fail to pay their taxes or otherwise forfeit their interests in their claims.  Our purpose in over-staking is to claim free ground around others’ claims and to have the first right to forfeited claims if we want them.  Over-staking is easier and less costly than staking available ground around claims and ensures that all available ground is covered that might otherwise be missed.

We have a close working relationship with Minera Farellon Limitada, a Chilean company owned equally by Kevin Mitchell, Polymet’s legal representative in Chile, and Richard Jeffs, the father of our president, each of whom holds more than 5% of our shares of common stock (see Table 19 below).  Minera Farellon investigates potential claims and often ties them up, either by staking new claims or optioning or buying others’ claims, all at its cost.  This gives us an opportunity to review the claims to decide whether they are of interest to us.  If we are interested, then we either proceed to acquire an interest in the property directly from the owner, or, if Minera Farellon has already obtained an interest, we take an option to acquire its interest. Minera Farellon, which is located in the city of Vallenar, also provides all of our logistical support in Vallenar under month-to-month contracts, which enables us to limit our operating expenses to those needed from time to time.

Unproved mineral properties

We have two principal properties—the Farellon and Mateo—consisting of both mining claims and exploration claims that we have assembled since the beginning of 2007.  We had options to purchase the Santa Rosa and the Camila claims, which we abandoned in November and December, 2008: the Camila after our initial exploration program indicated more prospective ground lay to the northeast; and the Santa Rosa as we considered the carrying cost too high in today’s market.

Principal properties

Our principal properties as of the date of this filing are set out in Table 1. These properties are accessible by road from Vallenar as illustrated in Figure 1.

Table 1: Principal properties
		Hectares
Property	Percentage and type of claim	Per claim	Total
Farellon
Farellon 1 – 8 claim	100%, mensura	66
Cecil 1 – 49 claims	100%, mensura	230
Cecil 1 – 40 and Burghley 1 – 60 claims	100%, manifestacion	500	796
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	Option for 100%, mensura	76
Irene 1 & 2 claims	Letter of intent for 100%, mensura	60
Mateo	100%, pedimentoa		2,200
			2,996
aThis pedimento is staked over the three mensuras to claim the mineral interests between them and includes the hectares covered by the mensuras. See Figure 2 below.

N
300,000 mE
325,000 mE
350,000 mE
6,900,000 mN
6,875,000 mN
6,850,000 mN
FARELLON
PROPERTY
Canto del Agua
Pan American Highway
0
5
10
kilometres
MATEO
PROPERTY
Vallenar
Red Metal Property
City, Village
Road
ANTOFOGASTA
COPIAPO
VALLENAR
LA SERENA
SANTIAGO
REDMETAL RESOURCES LTD
EXPLORING FOR COPPER AND GOLD IN CHILE
Principal Property Location
25/03/2010
Drawing:
C.Jeffs P.Geo
PSAD56
Zone 19
III Region, Chile

Figure 1: Location and access to principal properties.

farellon property

The Farellon property consists of two groups of claims—the Farellon claim and the Cecil and Burghley claims—which are not contiguous but lie within the historical Carrizal Alto mining district southwest of the Carrizal Alto mine. Table 2 describes the claims and Figure 2 illustrates them.

Table 2: Farellon property
Name of claim	Type of claim	Hectares

Farellon 1 – 8	Mensura	66
Cecil 1 – 49	Mensura	230
Cecil 1 – 40	Manifestacion	200
Burghley 1 – 60	Manifestacion	300
		796

0
500
1,000
metres
N
310,000 mE
312,000 mE
314,000 mE
6,892,000 mN
6,890,000 mN
Cecil 1-49
Burghley 1-60
Farellon 1-8
Cecil 1-40
Mensura
Manifestacion
Other Concessions
Llanos de Challe National Park
REDMETAL RESOURCES
EXPLORING FOR GOLD AND COPPER IN CHILE
Farellon Property Mineral Concessions
Date:31/01/10
PSAD56 Zone 19
Farellon
III Region, Chile

Figure 2: Farellon property

The Farellon 1 – 8 is the first mineral claim that we acquired in Chile. It covers 66 hectares (163 acres) and is centered about 309,150 east and 6,888,800 south UTM PSAD56 Zone 19 in Province of Huasco, Commune of Huasco, III Region of Atacama, Chile.

We acquired the claim through an assignment agreement between Polymet and Minera Farellon Limitada dated September 25, 2007, as amended. Under the assignment agreement, Minera Farellon agreed to assign to Polymet its option to buy the Farellon claim for $250,000 payable by April 30, 2008.  We paid Minera Farellon for the assignment on April 25, 2008, and assumed all of Minera Farellón’s rights and obligations under the Farellon option agreement on the same day. We exercised the option and bought the claim from the vendor for $300,000 on April 25, 2008. We continue to owe a royalty equal to 1.5% of the net proceeds that we receive from the processor to a maximum of $600,000, payable monthly and subject to a monthly minimum of $1,000 when we start exploiting the minerals we extract from the claim.  We can pay any unpaid balance of the royalty at any time. We have not yet exploited the claim.

On September 17, 2008, we bought the Cecil 1 – 49, Cecil 1 – 40 and Burghley 1 – 60 claims for $20,000 and $7,676 in legal and transfer costs. The Cecil and Burghley claims cover 728 hectares and are centered at 311,500 east and 6,890,000 south UTM PSAD56 Zone 19 and lie approximately 1.7 kilometers north of the Farellon 1 – 8 border. The claims cover a 1.8-kilometre strike length of a mineralized vein interpreted to be part of the same mineralizing system as the Farellon 1 – 8 vein. An investigation completed during the Farellon 1 – 8 acquisition uncovered a broad regional reconnaissance sampling program completed in 1996 showing results from the areas covered by the Cecil and Burghley claims. Results from the 1996 sampling show copper and gold grades similar to grades returned from the Farellon vein, indicating that the Cecil and Burghley claims could have similar mineralized bodies.  On December 1, 2009, we initiated the manifestacion process when we applied to convert the Cecil 1 – 40 and Burghley 1 – 60 exploration (pedimento) claims to mining (mensura) claims.

Location and means of access. The Farellon property is approximately 40 kilometers west of the Pan-American Highway, about one hour and 15 minutes by vehicle from the town of Vallenar which has a population of 40,000 and modern facilities.  High-tension power lines and a fiber-optic communications line run along the highway and both power and rail are connected to the Cerro Colorado iron ore mine only 20 kilometers from the Farellon property. The area is serviced from Copiapó, a city of 70,000 with daily air and bus services to Santiago and other centers.

The Farellon property can be accessed by driving approximately 20 kilometers north on the Pan-American Highway from Vallenar then turning northwest towards Canto del Agua.  From Canto del Agua, the Farellon property is approximately 10 kilometers along a well-maintained gravel road.  There are numerous gravel roads in the area, so a guide is necessary to access the property the first time.  All of the roads are well maintained and can support large machinery necessary to transport drills, backhoes and bulldozers.  Water is readily available in Canto del Agua and could probably be found on the Farellon property where all of the historic drill holes intersected water.

Exploration history ..The Farellon property is in the Carrizal Alto mining district and lies five kilometers along strike south of the center of the historic Carrizal Alto copper-gold mine. Veins of the Farellon property were exploited as part of the Carrizal Alto mines. We have located no hard data summarizing all of the past mining activity, but tailings, slag dumps and the size of the shafts and some of the shallow surface workings are evidence of extensive historical mining.

Mine workings of various sizes are all along the Farellon property, but only one modern exploration program has been completed.  In 1996, the Farellon and two other veins, the Fortuna and the Theresa, were explored by an Australian junior mining company under the name Minera Stamford S.A.  Their exploration included a large mapping and surface sampling program followed by a 34-hole RC drilling program.  Of these 34 drill holes, 23 were drilled on the Farellon 1 – 8 claim.  The RC drilling program on the Farellon claim consistently intersected oxide and sulphide facies mineralization along a two-kilometer-long zone covering the Farellon claim and strike extents to the south.  Mineralization is two to 35 meters wide with an average width of five meters.  The mineralized zone consists of one or more discrete veins and, in places, stockwork veining and mineralization.  While drilling covered the length of the property, gaps up to 350 meters are untested and infill drilling is required to confirm an economic ore body. Table 3 presents the significant intersections from the 23 holes drilled on the Farellon claim in the 1996 drilling.

Table 3: Farellon historic significant intersections (1996)
Drill hole FAR–96	Significant intervals (m)			Assay results
	From	To	Length	Gold (g/t)	Copper (%)	Cobalt (%)
06	49	54	5	0.15	0.73	0.01
07	25	34	9	0.38	1.05	0.02
09	57	84	27	0.51	0.91	0.03
010	31	36	5	1.00	0.68	0.04
011	20	26	6	0.67	0.46	0.02
013	86	93	7	0.87	1.68	0.04
014	77	83	6	0.66	0.85	0.06
015	59	79	20	0.99	0.98	0.06
	99	109	10	0.18	1.02	0.03
016	24	26	2	0.95	1.57	0.02
	64	70	6	0.73	0.81	0.07
020	14	16	2	0.46	1.85	0.05
	39	43	4	0.75	0.90	0.03
021	22	25	3	4.17	5.29	0.11
022	29	39	10	1.53	1.31	0.04
	100	108	8	3.72	2.49	0.06
023	50	53	3	0.48	1.10	0.06
	59	64	5	0.28	0.78	0.03
	132	147	15	0.60	1.42	0.03
024	33	36	3	0.94	2.89	0.06
025	65	85	20	0.97	1.22	0.02
028	55	58	3	0.12	0.52	0.06
029	30	34	4	0.18	1.15	0.07
	82	87	5	0.09	0.96	0.01

Geology .The Farellon area has two major lithological units: Palaeozoic metamorphic sediments consisting of schists, phyllites and quartzites; and the Franja Central diorites.  The metamorphosed sediments outcrop in the western part of the property and have been metamorphosed to lower greenschist facies and then extensively overprinted by hydrothermal alteration.  Hydrothermal alteration is directly associated with the shear zone.  The diorite underlies the eastern part of the project area and has been extensively intruded by northeasterly trending intermediate mafic dykes.  At the Farellon property, a small stock-like felsic body named Pan de Azucar intrudes the diorite.  The intrusive relationship between the diorite and metamorphic sediments always appear to be tectonic.  Within the property and at the main Carrizal Alto workings to the north, the major mineralization is intimately related to the south-southwest trending mylonitic sheared contact between the metamorphic sediments and the diorite.  The shear is considered a splay of the main Atacama Fault Zone and dips 30º to 65º west. This contact parallels the regional geological trend and coincides with a major lineament which extends for hundreds of kilometers.  The sheared contact is 50 meters to 200 meters wide over the 1.7-kilometre strike length of the Farellon property.  Veins are typically three to 15 meters wide, striking south-southwest and dipping approximately 65 degrees to the northwest.

Mineralization . The Farellon property lies within the Candelaria iron oxide-copper-gold (IOCG) belt of Chile. Ore bodies in the belt occur in veins, breccias, stringer bodies and layer parallel replacement bodies and are typically associated with north-south trending faults related to the Atacama Fault Zone.  All IOCG deposits have a strong association with iron oxides in the form of hematite or magnetite.  In the Candelaria region, larger ore bodies are located where the fault zones intersect a lithological contact with significant rheological contrast such as a sedimentary and volcanic intrusive contact.

Economic IOCG deposits are generally polymetallic and can include iron, copper, gold, zinc, lead, uranium and cobalt among others.  The Farellon property historically has been exploited for copper and lesser gold.  Cobalt mineralization was observed during the 1996–97 exploration work, but we have found no records of cobalt extraction.

Drilling. In September 2009, we completed a 725-metre RC drilling program on the Farellon property. Table 4 summarizes the results of our drilling.

The drilling program was designed to confirm historic drilling results and test mineralization down dip of previous drilling. Of the five holes drilled, three holes—FAR–09–A, B and E—tested historic intersections FAR–96–09, 021 and 022 summarized in Table 3; and two—FAR–09–C and D—tested depth extents of the previously known mineralization. Results of the drilling show grades and widths of mineralization consistent with historic exploration results and have given us valuable geological information showing the possibility of a shallow, 30-degree dip of the mineralization.

Table 4: Farellon drilling results (2009)
Drill hole FAR – 09	Assay interval (m)				Assay grade
		From	To	Core length	Gold (ppm)	Copper (%)
A		31	34	3.0	0.81	1.99
		79	109	30.0	0.18	0.62
	including	97	106	9.0	0.44	1.63
B		56	96	40.0	0.27	0.55
	including	56	63	7.0	0.22	0.66
		74	96	22.0	0.42	0.79
	including	75	86	11.0	0.67	1.35
C		73	103	30.0	0.79	0.55
	including	77	82	5.0	4.16	2.57
D		95	134	39.0	0.11	0.58
	including	95	103	8.0	0.33	2.02
E		25	30	5.0	0.54	1.35
		65	68	3.0	0.58	1.46

We commissioned Micon International Limited to prepare a technical report that complies with Canadian National Instrument 43-101 summarizing the information obtained from this drilling program. Micon concluded that our drilling confirmed the general location and tenure of the mineralization identified during the 1996 drilling program and noted some disparities between historical 1996 gold assays and the recent 2009 gold assays in two of the drill holes—FAR–09–A and E. In FAR–09–E, the disparity between the historical 1996 and the recent 2009 assays also occurs in the copper assays. Micon recommended that we investigate these disparities during the next phase of drilling.

The drilling identified that the copper and gold mineralization exhibited a direct correlation in both location and relative intensity and provided useful information for outlining the relative location and spacing of drill holes in our next exploration programs.

All of our 2009 drill holes intersected oxide facies mineralization with only minor amounts of sulphides observed in drill hole FAR–09–D. When we have established the general trend of the mineralization we can conduct some drilling to identify the oxide-sulphide interface.

Micon recommended that we conduct a two-phase drilling program. The first phase would consist of approximately 1,200 meters of diamond drilling to assist in defining the structural controls on the mineralization, which could have been misinterpreted in the past due to the limited geological information obtained from the historic RC drilling, and the depth and nature of the sulphide mineralization.  The estimated cost of this phase is $220,000.

If this phase is successful, Micon recommended that we conduct a much larger phase of exploration consisting of 5,000 meters of diamond drilling and 10,000 meters of RC drilling, and geophysical surveys and geological mapping. A geophysics survey using both magnetics and induced polarization will help to identify further mineralized structures on the property that may not have been noticed in the historic mapping. A phase two drill program would be at defined spacing to outline the continuity of mineralization leading to a 3D model and initial resource estimation.  The depth of the drilling would be dependent on the results of the phase one drilling program. The estimated cost of this phase is $1.9 million.

QA/QC, sampling procedures and analytical methods. We conducted sampling on one-meter intervals, which is generally the industry-standard sampling practice for RC drilling. Sampling started at the collar of the hole and proceeded to the toe or bottom of the drill hole on one-meter increments. Generally, the sample recovery was good to excellent for the 2009 drilling program. Table 4 summarizes significant assay results.  They are reported as drill lengths as we have not established the width of the mineralized zone.

We took the cuttings for each one-meter sample from the cyclone and passed them through a splitter. We took two samples for each sample interval: a larger sample (approximately 15 kg) as a backup sample; and a smaller sample (from 2 to 4 kg), which we sent to the assay laboratory for analysis.  Both plastic sample bags were clearly marked with the drill hole identification letter and the depth of the sample. We later added Acme Laboratories’ sample tickets and recorded them in both the log and the stubs of the ticket book for precise number sample control correlation. We took washed drill chips or cuttings from each sample interval of a meter and placed them in cutting tray boxes to record the geology of each interval. The maintenance of cuttings in a tray box is similar to keeping half of the core for each sample interval in a core drilling program.

We stapled a paper ticket on the inside of each sample bag destined for the assay lab, wrote the number twice on each bag with a permanent ink marker, and sealed each bag with two rows of staples. We attended to each sample individually and placed them in order in poly woven sacks which were then sealed.

We saved the backup or representative samples for every meter of drilling in heavy duty sample bags and stored them in Canto del Agua at our field house. We stored the sample bags under heavy-duty dark tarps to protect them from deterioration under the strong sunlight. We clearly marked all samples with drillhole and meterage information and stapled an extra sample ticket to each sample bag.

We stored the chip trays, backup samples and the assay samples under lock and key in a shed at our field house until they were shipped. We trucked the assay samples contained in the sealed poly woven sacks to Vallenar and then shipped them via Pullman Cargo to the Acme lab in Santiago where they were prepared and assayed.

Our quality assurance, quality control (QA/QC) protocol consists of the addition of standards, blanks and laboratory duplicates to the sample stream.  We inserted these into the sample series using the same number sequence as the samples themselves.  One of the QA/QC check samples is inserted every 25 samples and it alternates between standards, blanks and laboratory duplicates.  Table 5 summarizes the type and frequency of the QA/QC samples inserted at the various preparation stages.

Table 5: Type and frequency of QA/QC samples
Stage	Type	Frequency	Description	Inserted by
After splitting	Standard	1 per 75 samples	1 of 3 standards	Red Metal
After splitting	Blank	1 per 75 samples	Pulp blank	Red Metal
After lab crushing	Crush duplicate	1 per 75 samples	Second 50 gm split	Acme Laboratory

We bought three standards for the drilling program—one gold standard and two copper-gold multi-element standards. We bought the gold standard from RockLabs Limited in Auckland, New Zealand, and the copper-gold multi-element standards from Analytical Solutions Ltd. in Toronto, Canada.  Table 6 summarizes the assay standards we used and the number of each standard sent for analysis.

Table 6: Summary of standard reference material
Type of reference	Number of standards			Recommended	95% Confidence level
material	sent	Label	Element	value	Low	High
Gold standard	3	SG-31	Gold	0.996 ppm	0.985 ppm	1.007 ppm
Copper-gold multi-element standard	4	OREAS 94	Copper Cobalt	1.14% 23.1 ppm	1.12% 22.2 ppm	1.17% 24.0 ppm
Copper-gold multi-element standard	3	OREAS 96b	Copper Cobalt	3.93% 49.9 ppm	3.87% 47.6 ppm	3.99% 52.1 ppm
	10

We bought blank pulp samples from Accurassay Laboratories in Thunder Bay, Ontario, Canada. We inserted the blank pulp samples sequentially numbered on a ratio of one sample for every 75 samples.

We asked Acme to split one kilogram of material after crushing from the indicated sample to be analyzed and employ crush duplicates.  We included an empty sample bag containing the duplicate’s sample tag in the sample shipment sent to Acme.

We submitted 10 standard reference samples to Acme in Santiago for analysis. Table 7 summarizes the assay results. The number of standard or reference samples is statistically too small upon which to base any definitive conclusions. However, the results appear to indicate that the assay procedures for both copper and gold at Acme in Santiago were well conducted.

Table 7: Standard sample results
Standard reference sample ID	Drill hole number	Sample number	Assay results
			Copper (%)	Gold (ppm)
SG-31	FAR-09-A	200275	–	0.926
	FAR-09-D	200425	–	0.971
	FAR-09-D	200650	–	0.949
OREAS 94	FAR-09-B	200125	1.105	–
	FAR-09-A	200350	1.163	–
	FAR-09-D	200500	1.115	–
	FAR-09-C	200725	1.131	–
OREAS 96b	FAR-09-E	200200	3.906	–
	FAR-09-D	200575	3.946	–
	FAR-09-C	200800	4.155	–

We submitted 10 blank samples to Acme in Santiago for analysis. Table 8 summarizes the assay results. While 10 samples are statistically too few samples upon which to normally base any definitive conclusions, all of the samples returned assays below or at the detection limit. The sample preparation at Acme appears to have been well conducted and with no contamination or other potential errors introduced during the sample preparation phase of the assaying process. We will have to analyze more samples in order to build up enough statistical data to conclusively demonstrate this statement.

Table 8: Blank sample results
Drill hole Number	Sample number	Assay results
		Copper (%)	Gold (ppm)
FAR-09-B	200150	0.001	0.005
FAR-09-E	200225	0.001	0.005
FAR-09-A	200300	0.001	0.005
FAR-09-A	200375	0.001	0.005
FAR-09-D	200450	0.001	0.005
FAR-09-D	200525	0.001	0.005
FAR-09-D	200600	0.001	0.005
FAR-09-D	200675	0.001	0.005
FAR-09-C	200750	0.001	0.005
FAR-09-C	200825	0.001	0.005

We submitted nine crush duplicate samples to Acme in Santiago for analysis. Table 9 summarizes the assay results.

Table 9: Crush duplicate results
Drill hole number	Sample number	Original assay results		Duplicate assay results		Mean		Absolute difference
		Copper (%)	Gold (ppm)	Copper (%)	Gold (ppm)	Copper	Gold	Copper	Gold
FAR-09-B	200174	0.569	1.279	0.562	1.107	0.5655	1.193	0.007	0.172
FAR-09-E	200249	0.007	0.005	0.006	0.005	0.0065	0.005	0.001	0.000
FAR-09-A	200324	0.044	0.01	0.044	0.009	0.044	0.0095	0.000	0.001
FAR-09-D	200399	0.004	0.006	0.004	0.005	0.004	0.0055	0.000	0.001
FAR-09-D	200474	0.031	0.013	0.031	0.011	0.031	0.012	0.000	0.002
FAR-09-D	200549	0.086	0.012	0.086	0.014	0.086	0.013	0.000	0.002
FAR-09-D	200624	0.018	0.008	0.017	0.006	0.0175	0.007	0.001	0.002
FAR-09-C	200699	0.002	0.009	0.002	0.009	0.002	0.009	0.000	0.000
FAR-09-C	200774	2.214	2.016	2.377	2.114	2.2955	2.065	0.163	0.098

mateo property

We have assembled a group of claims in the vicinity of the abandoned Camila claims: the Che Uno and Che Dos, the Margarita, and the Irene Uno and Irene Dos mining claims, and the Mateo exploration claims as described in Table 10 and illustrated in Figure 3.  The Mateo exploration claims overlap the Che, Margarita and Irene claims to secure the areas around the claims. Some of them may overlap others’ prior claims. We will acquire rights to these overlapped prior claims only if the owners forfeit their rights, and we will exercise our rights only if we want the property. We acquired all of these claims for the same geological reasons and consider them one property, which we call the Mateo property.

Table 10: Mateo property
Claim	Type
	Mensura (ha)	Pedimentoa (ha)
Che Uno 1 – 8	32
Che Dos 1 – 10	44
Margarita 1 – 14	56
Irene Uno 1 – 2	10
Irene Dos 1 – 10	50
Mateo 1		300
Mateo 2		300
Mateo 3		200
Mateo 9		300
Mateo 10		300
Mateo 12		200
Mateo 13		200
Mateo 14		300
Mateo 15		100
	192	2,200
aThe pedimentos are staked over the mensuras to claim the areas between the mensuras. See Figure 3.

N
0
750
1,500
metres
334,000 mE
336,000 mE
338,000 mE
340,000 mE
6,838,000 mN
6,836,000 mN
Mateo 12
Mateo 13
Mateo 14
Che 1-8
Margarita 1-14
Irene 1-10
Mateo 1
Mateo 3
Che 1-10
Mateo 2
Mateo 15
Mateo 9
Mateo 10
Mensura
Pedimentos
REDMETAL RESOURCES
EXPLORING FOR GOLD AND COPPER IN CHILE
Mateo Property Mineral Concessions
Date:31/01/10
for: Red Metal Resources Ltd.
PSAD56 Zone 19
Mateo
III Region, Chile

Figure 3: Mateo property

che uno and che dos claims

On October 10, 2008 Minera Farellon granted us the option to purchase the Che Uno and Dos claims. The Che claims cover 76 hectares centered about 339,002 east and 6,838,450 south UTM PSAD56 Zone 19. They are in the northwest corner of the Mateo property.  On December 2, 2008 we paid $444 to acquire the option and $334 in legal and transfer costs, and must pay $20,000 by April 10, 2011 to exercise the option and complete our acquisition of the claims.

Minera Farellon agreed to pay the former owner a royalty equal to 1% of the net proceeds from the sale of ore to a maximum of $100,000 with no monthly minimum. We will assume this royalty obligation if we exercise our option and buy the claims.

margarita claim

We bought the Margarita mining claim on November 27, 2008 through a public auction and at October 31, 2009 had spent a total of $16,677 (including legal and registration costs) for this claim and owe the outstanding property taxes of approximately $700.  The Margarita claim covers 56 hectares centered around 340,353 east and 6,838,347 south UTM PSAD56 Zone 19 located within the northeast corner of the Mateo claim.

irene uno and irene dos claims

We can buy the Irene Uno and Dos mining claims from Minera Farellon according to a letter of intent dated February 2, 2009.  To formalize our right to buy these claims, we must enter into a purchase agreement with Minera Farellon. We are finalizing the terms with Minera Farellon with a view to executing the purchase agreement by the end of May 2010. The purchase price is 21,000,000 Chilean pesos (approximately $40,000) and the owner’s legal, transfer, holding and other costs. The Irene claims cover 60 hectares centered about 341,002 east and 6,838,101 south UTM PSAD56 Zone 19, are located within the northeast corner of the Mateo property, and share their western border with the Margarita claim.

mateo claims

The Mateo claims consist of nine exploration claims—Mateo 1 – 3, 9, 10 and 12 – 15—covering 2,200 hectares, which we staked between November, 2008 and September, 2009. The claims are centered about 337,675 east and 6,837,600 south UTM PSAD56 Zone 19 and cover a five-kilometer strike length of intensely altered volcanics with significant massive sulphide mineralization.

We can explore these claims for two years from the date of staking before applying to convert them to mining claims. We cannot guarantee that we will be able to convert all of these exploration claims into mining claims.

Location and means of access. The Mateo property is centered about 337,675 east and 6,837,600 south UTM PSAD56 Zone 19 approximately 10 kilometers east of Vallenar with the highest point at approximately 1,050 meters above sea level.  A well-used road leads from the city of Vallenar and crosses through the middle of the west half of the properties and along the southern border of the east half of the properties.  Many unmarked dirt roads in the area provide reliable access to most areas of Mateo.

Description. The Mateo property is a copper-gold-silver project that lies in the Candelaria IOCG belt in the Chilean Coastal Cordillera.  The Mateo property has undergone limited modern exploration including surface and underground RC drilling and artisanal mining on three separate mine sites, the Irene, Margarita and Santa Theresa mines.  We have reviewed all available records of work completed to date, including some records of the mining activity. Our interpretation of the work completed to date indicates the potential for an economic ore body in mineralized mantos and skarn-style mineralization associated with IOCG deposits.

Exploration history. Historical work includes several drill programs completed by different Chilean private and public companies.  Records exist from eight drillholes completed in 1994 on the Irene mine and include two full reports written by ENAMI (the Chilean national mining company) with interpretation of mineralization and recommendations for further exploration and mining work.

The Irene mine was investigated by ENAMI in 1994.  Work completed during this time included surface RC drilling, including 490 meters in four RC drillholes, and underground diamond drilling, including 220 meters in four drillholes.  We obtained ENAMI’s reports of mining activities from 1994 through 1997.  Approximately 11,875 tonnes of rock were mined in that time averaging 4.3% copper, 61.9 grams per tonne silver, and 1.01 grams per tonne gold.

A private Chilean company, Minera Taurus, drilled 16 RC holes on the east end of the Irene claim, but we have no record from this drilling. An unknown company built a portal 250 meters long and approximately three meters wide by three meters high. The portal leads to three mined-out chimneys connected to the surface providing ventilation channels.  On a recent property visit with ENAMI’s geologists, we found an extension of the mineralized zone at the base of the tunnel below showing the potential for mineral resources.

Geology. Geologically, the Mateo property is located within the brittle-ductile north-south-trending Atacama Fault System that is known to host many of the major deposits in the Candelaria IOCG belt.  Known mineralization is hosted in an andesitic volcaniclastic sequence assigned to the Bandurrias Formation. Widespread iron oxide and potassic alteration indicates an IOCG mineralizing system further supported by significant amounts of economic grade mineralization.

Generative claims

As an exploration company, from time to time we will stake, purchase or option claims to allow ourselves the time and access to fully consider the geological potential of the claims. This allows us to generate new properties in areas that have not been explored. We have conducted groundwork on numerous generative claims of interest to us in the areas of our principal properties. We have acquired several of these claims, have options to acquire others, and have staked claims in the same areas. We continue to compile data on and review other claims and discuss terms with various owners.

Abandoned claims

During the last 24 months, we acquired and abandoned the Camila Breccia and the Santa Rosa mining claims and several generative claims.

camila breccia claims

On February 1, 2008 Minera Farellon granted us an option to acquire its option to buy the Camila claims. Under the option agreement, the acquisition price was $455,000 payable in stages on various dates between February 1, 2008 and December 7, 2009. The option agreement included a royalty equal to 6% of the net sales of minerals extracted from the claims to a maximum of $1 million payable monthly once exploitation began and payable in full by December 7, 2011. The option was exercisable on December 1, 2008.  We paid Minera Farellon $5,000 on February 1, 2008 and $50,000 on May 23, 2008.  We reviewed the results of the 2008 drilling program and reconnaissance mapping in the area and decided that better potential for a mineralized ore body lies to the northeast of the Camila claims where we have staked the Mateo claims.  We did not exploit the claims, did not exercise the option and have written off $55,000 in acquisition costs.

santa rosa claims

On February 1, 2008 Minera Farellon granted us an option to acquire its option to buy the Santa Rosa claims. The acquisition price was $419,500 payable in stages between February 1, 2008 and June, 2011, and included a royalty equal to 1.5% of the net sales of minerals extracted from the claims to a maximum of $590,000.  We paid Mineral Farellon $9,500 on February 1, 2008 to acquire the option, $8,500 per month from March 5, 2008 to July 5, 2008, and $50,000 on August 5, 2008 to exercise the option.  We then paid the owner $7,500 per month from August 2008 to November 2009. The total of these payments is $132,000.

Minera Farellon maintained the right to mine the claims and paid us a royalty equal to 5% of the net proceeds from the sale of ore while we were making minimum monthly payments to the vendor. On October 27, 2008 Minera Farellon ceased mining operations on the Santa Rosa and ended all of our royalty revenue and obligations. During the year ended January 31, 2009, Minera Farellon paid us approximately $16,000 on account of the royalty.

The Santa Rosa claims consist of two mining and exploration claims totaling 110 hectares.  In the summer of 2008, we completed three diamond drill holes totaling 311 meters.  Significant results are summarized in Table 11.

Table 11: Santa Rosa significant intersections
DDH	Meters	Copper (%)	Gold (grams/tonne)
SRA-08-002	1.05	1.37	0.17
SRA-08-002	1.00	1.32	0.15
SRA-08-003	7.40	1.07	0.14

We considered the purchase price too high, given today’s market, and terminated the agreement in November 2008, writing off $132,000 in acquisition costs that we had paid to maintain the option.  We remain interested in the claims and are continuing to discuss new terms with the owner.

generative claims

On November 27, 2008 we attended a government auction of mineral claims and acquired the Cañas, Estrella and Caminada generative claims. The purchase price for each claim was equal to the fiscal tax unpaid for the years 1997 to 1999 inclusive and a six percent commission, both of which we paid to the government of Chile. At October 31, 2009, we abandoned these claims, as the outstanding back taxes that we would have had to pay to maintain our interest in the claims exceeded our assessment of their fair market value, we hadn’t the capital to continue to maintain them, or they didn’t have sufficient geological potential.  We wrote off $187,000 in acquisition costs on abandoned generative claims during the year ended January 31, 2009, and $29,685 during the year ended January 31, 2010.

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

Patents/Trademarks/Licenses/Franchises/Concessions/Royalty agreements/Labor Contracts

We have no intellectual property such as patents or trademarks, and, other than the royalties that we must pay if we begin to exploit our Chilean properties, no royalty agreements or labor contracts.  We were receiving a 5% royalty from Minera Farellon, which had the right to mine our Santa Rosa claims. Minera Farellon stopped mining on October 27, 2008, thus ending our royalty revenue. On November 18, 2008, we terminated our option to purchase the Santa Rosa.

Government controls and regulations

We are not required to obtain permits or submit operational plans in order to conduct exploration on our properties.  The mining business, however, is subject to various levels of government controls and regulations, which are supplemented and revised from time to time.  We cannot predict what additional legislation or revisions might be proposed that could affect our business or when any proposals, if enacted, might become effective.  Such changes, however, could require more operating capital and expenditures and could prevent or delay some of our operations.

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations.  For mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards.  Legislation and regulations also establish requirements for decommissioning, reclaiming and rehabilitating mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time. As we are not mining or processing, and are unlikely to for some years, we have not investigated these regulations.

None of the exploration work that we have completed to date requires an environmental permit. We must repair any damage done to the land during exploration. Some of our claims are within the boundaries of a national park. According to the Mining Code of Chile, we will have to get written authorization from the government to mine or complete any exploration work within the park boundaries. We have requested advice on this issue from our Chilean mining lawyer, but have no plans to explore within the boundaries of the park.

If our operations in Chile become profitable, any earnings that we remit abroad will be subject to Chilean withholding tax.

We believe that we are in substantial compliance with all material government controls and regulations at each of our mineral claims.

Costs and effects of compliance with environmental laws

We have incurred no costs to date for compliance with environmental laws for our exploration programs on any of our claims.

Expenditures on research and development

We have incurred no research or development costs since our inception on January 10, 2005.

Number of total employees and number of full-time employees

Red Metal does not have any employees. Caitlin Jeffs and Michael Thompson, both of whom are directors and officers, John daCosta, who is an officer, and Kevin Mitchell, who is Polymet’s legal representative and manager in Chile, all provide their services to the company as independent consultants. Polymet retains one full-time employee who provides administration work to our office in Chile and contracts geo-technical services as needed.  We intend to contract for the services of geologists, prospectors and other consultants as we require them to conduct our exploration programs.

ITEM 1A: RISK FACTORS

In addition to the factors discussed elsewhere in this annual report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

During the fiscal year ended January 31, 2009 we earned $15,658 in royalty revenue while our operating expenses totalled $1,399,542.  During the fiscal year ended January 31, 2010 we earned no royalty revenue while our operating expenses totalled $710,745.  If we do not find sources of financing as and when we need it, we may be required to cease our operations.

Mineral exploration and development are very expensive.  During the fiscal year that ended on January 31, 2009, we earned a total of $15,658 in royalty revenue, while our operating expenses totalled $1,399,542.  Our net loss for the year ended January 31, 2009 was $1,383,884.  During the fiscal year that ended on January 31, 2010 we earned no royalty revenue while our operating expenses totalled $710,745. Our net loss for the year ended January 31, 2010 was $710,745, which resulted in a total accumulated loss of $2,384,201 since inception.  We have limited financial resources.  As of January 31, 2010 we had cash of $7,951.  Since our inception we have sold our securities and borrowed money to fund our operations.  Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue or obtain additional financing.  If additional financing is not available, we may have to postpone the development of our mineral claims or sell them, or we may be required to cease our operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

Our financial statements have been prepared assuming that we will continue as a going concern.   Except for approximately $16,000 of royalty income that we received during the last fiscal year from Minera Farellón, we have not generated any revenue since inception and have accumulated losses.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

Unfavorable economic conditions may have a material adverse effect on us since raising capital to continue our operations could be more difficult.

Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for our businesses and other companies in our industry. Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on Red Metal could be materially adverse if it is unable to raise the working capital required to carry out its business plan.

If we do not have the funds to make required payments on our mineral claims, we could lose our rights to the claims.

To retain our interests in our mineral claims for the next 12 months, we have to pay $20,000 to the property owner to acquire the Che claims, 21,000,000 pesos ($40,000) to purchase the Irene claim and approximately $10,000 in property taxes to the government of Chile.  If we do not have the funds to make these payments as they come due, we may lose our interests in three of our claims.

Our business was formed in January 2005 and our operations, to date, have earned only minimal revenues.  Due to the high costs of acquiring and exploring claims, we may never be profitable.  We expect to continue to incur operating losses during the next 12 months.

We were incorporated on January 10, 2005 and to date have been involved primarily in organizational activities, acquiring and exploring mineral claims and obtaining financing.  We have earned minimal revenues and we are not profitable.  Whether we will be successful as a mining company must be considered in light of the costs, difficulties, complications and delays associated with our proposed exploration programs.  These potential problems include, but are not limited to, finding claims with mineral deposits that can be cost-effectively mined, the costs associated with acquiring the properties and the unavailability of human or equipment resources.  We have a very short history and had no more than minimal operations until April 25, 2008 when we acquired the mining claims known as Farellon Alto 1 – 8 in Chile.  We cannot assure you that we will ever generate significant revenue from our operations or realize a profit.  We expect to continue to incur operating losses during the next 12 months.

If we do not find a joint venture partner for the development of our mineral claims, we may not be able to develop them.

If our exploration programs are successful, we may try to form a joint venture with a partner for further exploration and development of our mineral claims.  We would face competition from other junior mineral resource exploration companies who have claims that they believe have more potential for higher economic returns and lower investment costs.  If we entered into a joint venture, we would probably have to assign a percentage of our interest in our mineral claims to the joint venture partner.  If we are unable to find a suitable joint venture partner, we could fail to find the required funding for further exploration and eventual production.

In some instances members of the board of directors or an officer may be liable for losses incurred by holders of our common stock.  If a shareholder were to prevail in such an action in the U.S., it may be difficult for the shareholder to enforce the judgment against any of our directors or officers, who are not U.S. residents.

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

Mineral exploration is highly speculative and risky: we might not find mineral deposits that can be extracted cost effectively on our claims.

Exploration for mineral deposits is a speculative venture involving substantial risk.  Problems such as unusual and unexpected rock formations often result in unsuccessful exploration efforts.  We cannot assure you that our claims contain mineral deposits that can be extracted cost effectively.

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

In the future we may be required to comply with government regulations affecting mineral exploration and exploitation, which could adversely affect our business, the results of our operations and our financial condition.

The mining business is subject to various levels of government control and regulation, which are supplemented and revised from time to time.  We cannot predict what legislation or revisions might be proposed that could affect our business or when any such proposals, if enacted, might become effective.  Our exploration activities are subject to laws and regulations governing worker safety, and, if we explore within the national park that is part of our Farellon property, protection of endangered and other special status species.   The cost of complying with these regulations has not been burdensome to date, but if we mine our properties and process more than 5,000 tonnes of ore monthly on our properties, we will be required to submit an environmental impact study for review and approval by the federal environmental agency.  We anticipate that the cost of such a study will be significant.  If the study were to show too great an adverse impact on the environment, we might be unable to develop the property or we might have to engage in expensive remedial measures during or after developing the property, which could make production unprofitable.  This requirement could materially adversely affect our business, the results of our operations and our financial condition if we were to proceed to mine a property or process ore on the property.  We have no immediate or intermediate plans to process ore on any of our properties.

If we do not comply with applicable environmental and health and safety laws and regulations, we could be fined, enjoined from continuing our operations, and suffer other penalties.  Although we make every attempt to comply with these laws and regulations, we cannot assure you that we have fully complied or will always fully comply with them.

We might not be able to market any minerals that we find on our mineral claims due to market factors that are beyond our control.

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

These risks could limit or disrupt our exploration programs, cause us to lose our interests in our mineral claims, restrict the movement of funds, cause us to spend more than we expected, deprive us of contract rights or result in our operations being nationalized or expropriated without fair compensation, and could materially adversely affect our financial position or the results of our operations.  If a dispute arises from our activities in Chile, we could be subject to the exclusive jurisdiction of courts outside North America, which could adversely affect the outcome of the dispute.

While we take the steps we believe are necessary to maintain legal ownership of our claims, title to mineral claims may be invalidated for a number of reasons, including errors in the transfer history or our acquisition of a claim we believed, after appropriate due diligence investigation, to be valid, but in fact, wasn’t.  If ownership of our claims was ultimately determined to be invalid, our business and prospects would likely be materially and adversely affected.

Our ability to realize a return on our investment in mineral claims depends upon whether we maintain the legal ownership of the claims.  Title to mineral claims involves risks inherent in the process of determining the validity of claims and the ambiguous transfer history characteristic of many mineral claims.  We take a number of steps to protect the legal ownership of our claims, including having our contracts and deeds notarized, recording these documents with the registry of mines and publishing them in the mining bulletin.  We also review the mining bulletin regularly to determine whether other parties have staked claims over our ground.  However, none of these steps guarantees that another party could not challenge our right to a claim.  Any such challenge could be costly to defend and, if we lost our claim, our business and prospects would likely be materially and adversely affected.

We cannot guarantee that any of our pedimento claims will convert to mensura claims.

Some of our exploration claims (pedimentos) are still in the registration process.  We cannot guarantee that any of our pedimento claims will convert to mining claims (mensuras).  Some of our Mateo pedimentos may have been staked over other owners’ claims, as permitted by the Chilean mining code.  The pedimento with the earliest filing date takes precedence providing the claim holder maintains its claim in accordance with the mining code and the applicable regulations.  Our pedimento rights in these claims will not crystallize unless the owners of the underlying claims fail to pay their taxes or otherwise forfeit their interests in their claims.  We will exercise any right that we acquire through forfeiture only if the ground remains of interest to us.

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

Because our directors are not independent they can make and control corporate decisions that may be disadvantageous to other common shareholders.

Our securities are not listed on a national securities exchange or quoted on an inter-dealer quotation system that requires that directors be independent.  Using the definition of “independent” in Section 803 of the Rules of the NYSE Amex, we have determined that none of our directors is independent. Our directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company we are not required to provide this information.

ITEM 2: PROPERTIES

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

We have assembled interests in two mineral properties in Chile—the Farellon and Mateo—which we have described above in Item 1.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings.

ITEM 4:  REMOVED AND RESERVED

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 19, 2009 we completed a one-for-14 reverse split, reducing the number of shares of our common stock outstanding to 5,584,574. All references to the number of issued shares in this report are references to the post–reverse-split numbers of shares; and all references to the prices of our outstanding shares reflect the reverse split.

Since November 19, 2009 our common stock has been quoted on the Pink Sheets under the symbol RMES. From September 16, 2008 to November 19, 2009 our common stock was quoted on the OTC Bulletin Board under the symbol RMET.  From January 16, 2007 to September 16, 2008, our symbol was RLKX. Table 12 presents the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the Pink OTC Markets.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.  As indicated above, the information below reflects the 1-for-14 reverse stock split that was effective on November 19, 2009.

Table 12: High and low bids
	High	Low
Fiscal year ended January 31, 2010
First quarter	$2.52	$0.84
Second quarter	$0.98	$0.14
Third quarter	$0.98	$0.14
Fourth quarter	$0.10	$0.02
Fiscal year ended January 31, 2009
First quarter	$5.18	$3.36
Second quarter	$9.66	$4.48
Third quarter	$7.14	$2.10
Fourth quarter	$2.80	$1.40

As of April 30, 2010, we had approximately 22 shareholders of record according to a shareholders list provided by our transfer agent.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

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

Recent Issuances of Unregistered Securities

On September 15, 2009 we sold 1,428,572 shares of our common stock at a price of $0.07 per share to Caitlin Jeffs, our chief executive officer, president and a director.  We raised $100,000 from this offering.

On January 19, 2010 we sold to Susan Jeffs 200,000 units consisting of one share of common stock and a warrant to purchase one share of common stock.  The purchase price per unit was $0.25.  The exercise price of the warrants is $0.30 per share and the term is 2 years.  We raised $50,000 in this offering.

On January 19, 2010 we issued 830,087 shares of our common stock to Fladgate Exploration Consulting Corporation for services that had been rendered to us having a value of $249,026; and we issued 296,667 shares of our common stock to Da Costa Management Corporation for services having a value of $89,000.  The price per share was $0.30.

On January 19, 2010 we issued 2,714,973 shares of our common stock at a price of $0.30 to Richard N. Jeffs to pay 16 promissory notes.  The promissory notes represented loans made to us in various principal amounts ranging from $7,000 to $200,000 from July 17, 2008 through September 9, 2009for a total principal paid of $744,500.  The total interest paid was $69,992.

We sold all of these securities to non-US persons in offshore transactions, relying on the registration exemption in Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. We did not engage in any directed selling efforts in the United States, and each investor represented to us that the investor was not a U.S. person and was not acquiring the stock for the account or benefit of a U.S. person. The subscription agreements included statements that the securities had not been registered pursuant to the Securities Act and could not be offered or sold in the United States unless they are registered under the Securities Act or an exemption from registration is available to the seller. Each investor agreed (i) to resell the securities only in accordance with the provisions of Regulation S or pursuant to registration or an exemption from registration under the Securities Act, (ii) that we must refuse to register any sale of the securities purchased unless the sale is in accordance with the provisions of Regulation S or pursuant to registration or an exemption from registration under the Securities Act, and (iii) not to engage in hedging transactions with the securities purchased unless the transaction complies with the Securities Act. The certificates representing the securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act and could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

We gave each investor adequate access to sufficient information about the company to make an informed investment decision.  We sold none of the securities through underwriters and had no underwriting discounts or commissions; and we granted no registration rights to any of the investors.

ITEM 6:  SELECTED FINANCIAL DATA.

As a smaller reporting company we are not required to provide this information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Red Metal is a mineral exploration company engaged in locating and, eventually, developing mineral resources in Chile. Our business strategy is to identify, acquire and explore prospective mineral claims with a view to either developing them ourselves or, more likely, finding a joint venture partner with the mining experience and financial means to undertake the development. All of our claims are in the Candelaria IOCG belt in the Chilean Coastal Cordillera.

We have no revenue-generating operations and are entirely dependent upon the equity markets for our working capital. The collapse of the equity markets late in 2008 and the economic uncertainty and market instability that followed and persist have affected our ability to raise equity capital despite the generally positive market prices of copper and gold in 2009.

In response to the difficulty in raising equity capital, we have reduced our costs in Chile by abandoning certain mineral claims that we hadn’t the capital to maintain or explore; reduced our administration, travel and promotion costs; and even terminated our duty to file reports with the Securities and Exchange Commission to save the legal and auditing costs. These measures significantly reduced our operating costs. We own nothing in Chile except our claims and have no long term commitments except the obligation to pay royalties if we exploit our properties. All of our support there—vehicles, office and equipment, and administrative personnel—is supplied under short-term contracts. We resumed filing reports with the Securities and Exchange Commission as of April 13, 2010, which will increase our legal and auditing costs.

We conducted a drilling program on our Farellon property in September of 2009. We have analyzed the results and believe that further drilling of the property is warranted. Micon International Limited, from whom we commissioned a Canadian National Instrument 43-101 technical report summarizing the drilling results, has recommended that we conduct a two-phase drilling program. The first phase would consist of 1,200 meters of diamond drilling to define the structural controls on the mineralization, which may have been misinterpreted in the past due to the limited geological information available from the historic RC drilling, and assist in defining the depth and nature of the sulphide mineralization. The estimated cost of this phase is $220,000.

If the first phase is successful, we propose to conduct a larger exploration program consisting of 10,000 meters of RC drilling, 5,000 meters of diamond drilling, geophysical surveys and geological mapping to ascertain the extent of the structural controls and the potential size of the mineralization. The estimated cost of this phase is $1.9 million.

The cost and timing of both phases are subject to the availability of qualified mining personnel, such as consulting geologists and geo-technicians, and drillers and drilling equipment. When we first started exploring in Chile in late 2007 and early 2008, geologists, geo-technicians, drillers and drilling rigs were in short supply, those that were available were often unreliable and very expensive, and we had to work to their schedules rather than to ours. This changed following the market collapse in 2008, but the increasing prices of copper and gold—the price of copper has increased steadily from a low of $1.26 per pound in December 2008 to $3.55 per pound in March, 2010, and the price of gold has increased from a low of $750 per ounce in December 2008 to a high of more than $1,150 per ounce in January 2010—have caused mining companies to increase their operations, reducing the availability of personnel and equipment. Although Chile has a well-trained and qualified mining workforce from which to draw, we have good contacts within the local mining community, and not a lot of early-stage companies such as Red Metal are competing for the available resources, if we are unable to find the personnel and equipment that we need when we need them at the prices that we have estimated today, we might have to revise or postpone our plans.

At January 31, 2010, we had a working capital deficit of $296,575 and $7,951 in cash.  To complete our exploration programs, we will have to raise approximately $2.1 million in capital.  We will also have to raise approximately $400,000 to cover our estimated expenditures for legal, audit and other professional fees, administration, consulting, advertising and promotion, and office and vehicle rental that we will incur over the next 12 months.  We have engaged a broker-dealer to assist us with our capital raising efforts.  We cannot predict whether the equity markets will stabilize or whether we will be able to raise the capital necessary to carry on operating or to execute our proposed exploration programs. If we are unable to raise the capital that we need to meet our working capital needs, we might have to alter our business plan and revise or postpone our exploration and development plans.

We conducted drilling programs in 2008 on two optioned properties: the Camila and the Santa Rosa. The results were not encouraging and we abandoned both properties, writing off $187,000. Our preliminary exploration in the vicinity of the Camila property led us to assemble the Mateo property, which we believe is more prospective than the Camila. We would re-consider the Santa Rosa property if we could negotiate a more reasonable purchase price.

Results of operations

summary of financial condition

Table 13 summarizes and compares our financial condition at January 31, 2010 to the year-ended January 31, 2009.

Table 13: Comparison of financial condition
	January 31, 2010	January 31, 2009
Working capital deficit	$(296,575)	$(975,070)
Current assets	$25,126	$42,715
Unproved mineral properties	$643,481	$753,519
Total liabilities	$321,701	$1,017,785
Common stock and additional paid in capital	$2,788,517	$1,473,499
Deficit	$(2,384,201)	$(1,673,456)

comparison of prior quarterly results

Tables 14.1 and 14.2 present selected financial information for each of the past eight quarters.

Table 14.1: Summary of quarterly results (2010)
	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
Revenue	–	–	–	–
Net loss	$(290,188)	$(111,162)	$(105,334)	$(204,061)
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.04)

Table 14.2: Summary of quarterly results (2009)
	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009
Revenue	$5,262	$4,537	$4,462	$1,397
Net loss	$(275,552)	$(362,241)	$(374,250)	$(371,841)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

All of the revenue that we received during the four quarters ended April 30, July 31, October 31, 2008 and January 31, 2009 was the result of a 5% royalty from Minera Farellon, which had the right to mine our Santa Rosa claims.  On October 27, 2008, Minera Farellon stopped mining the Santa Rosa claims, which ended our royalty revenue. In November 2008, we terminated our option agreement to purchase the Santa Rosa. Due to the exploration rather than production nature of our business, we do not expect to have operating revenue within the next year.

During the quarters ended April 30, July 31 and October 31, 2008 we began acquiring mineral claims, which increased our administration, advertising, mineral exploration, and professional overheads. Due to the downturn in the economy, we substantially decreased our operations during the quarters ended April 30, 2009 and July 31, 2009. Excluding the written down unproved mineral claims, our net loss for these quarters was $179,425 and $95,037, respectively. During the quarter ended October 31, 2009 we conducted a drilling program on one of our properties, which increased our mineral exploration expenses. Excluding the recovery of written down unproved mineral property costs, our net loss for the third quarter of fiscal 2010 was $202,537.  During the quarter ended January 31, 2010, we filed this Form 10 to resume our reporting obligations, which resulted in a substantial increase in our professional fees.

Selected Financial Results

years ended january 31, 2010 and january 31, 2009

Our operating results for the years ended January 31, 2010 and 2009 and the changes in our operating results between those periods are summarized in Table 15.

Table 15: Changes in operating results
	Year ended January 31,		Changes between the years ended
	2010	2009	January 31, 2010 and 2009
Royalties	$–	$15,658	$(15,658)
Operating Expenses:
Administration	76,821	101,905	(25,084)
Advertising and promotion	62,891	154,038	(91,147)
Automobile	22,361	19,234	3,127
Bank charges and interest	6,756	4,731	2,025
Consulting fees	111,067	115,675	(4,608)
Interest on notes payable	49,128	20,864	28,264
Mineral exploration costs	174,556	483,339	(308,783)
Office	4,496	12,665	(8,169)
Professional fees	101,403	163,176	(61,773)
Rent	12,403	11,556	847
Regulatory	12,397	9,579	2,818
Travel and entertainment	29,444	87,636	(58,192)
Salaries, wages and benefits	17,392	28,803	(11,411)
Foreign exchange loss (gain)	(55)	(659)	604
Write-down of unproved mineral properties	29,685	187,000	(157,315)
Total operating expenses	710,745	1,399,542	(688,797)
Net loss	$(710,745)	$(1,383,884)	$673,139

Revenue. Our revenue for the year ended January 31, 2010 was $0 compared to $15,658 for the year ended January 31, 2009. All of the revenue in 2009 was the result of a 5% royalty from Minera Farellon which had the right to mine our Santa Rosa claims. Minera Farellon stopped mining the Santa Rosa claims on October 27, 2008, which ended our royalty revenue. In November 2008, we terminated our option agreement to purchase the Santa Rosa. Due to the exploration rather than production nature of our business, we do not expect to have operating revenue within the next year.

Operating expenses. Our operating expenses decreased by $688,797, or 50%, from $1,399,542 for the year ended January 31, 2009 to $710,745 for the year ended January 31, 2010. Generally, most expenses during the year ended January 31, 2010 were comparable to or lower than our expenses during the corresponding period of 2009.  The most significant of these were:

•
During the year ended January 31, 2010, we wrote down $29,685 in mineral property acquisition costs after we abandoned several generative claims with outstanding taxes. During the year ended January 31, 2009, we wrote down $187,000 in mineral property acquisition costs when we abandoned our Santa Rosa and Camila claims.

•
During the year ended January 31, 2009, we incurred approximately $483,340 in mineral exploration costs as a result of active operations in Chile. During the year ended January 31, 2010, we incurred approximately $174,560 in mineral exploration costs as a result of our minimal exploration work and NI 43-101 report preparation on the Farellon claim.

•	Our year-to-date administration, advertising and promotion, and travel expenses decreased by approximately $25,000, $90,000, and $58,000 respectively as a result of our efforts to control our costs.
•
On June 2, 2009, we terminated our duty to file reports with the Securities and Exchange Commission, which resulted in a decrease of our professional fees by approximately $61,780 for the year ended January 31, 2010.

•
During the year ended January 31, 2010 and 2009 we accrued $49,128 and $20,864 in interest on the promissory notes issued to the father of our president. On January 19, 2010 accumulated interest on notes payable was converted to shares of our common stock.

Net loss. We had a net loss of $710,745 for the year ended January 31, 2010 compared to a net loss of $1,383,884 for the year ended January 31, 2009.  The $673,139 decrease in net loss was due mainly to reduced mineral exploration activities in Chile, and decreases in advertising, travel, professional, and administrative expenses.

Liquidity

going concern

The unaudited consolidated financial statements included in this annual report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs.  We plan to obtain sufficient working capital through additional debt or equity financing and private loans, although there is no guarantee that we will be successful in our efforts to raise working capital.  At January 31, 2010, we had a working capital deficit of $296,575 and accumulated losses of $2,384,201 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a lesser extent, from mining royalties.

Sources and uses of cash

-years ended january 31, 2010 and 2009

Table 16 summarizes our sources and uses of cash for the years ended January 31, 2010 and 2009.

Table 16: Summary of sources and uses of cash
	January 31,
	2010	2009
Net cash provided by financing activities	$327,000	$1,880,000
Net cash used in operating activities	(250,646)	(893,673)
Net cash used in investing activities	(58,702)	(940,519)
Effect of foreign currency exchange	(35,816)	(21,594)
Net increase (decrease) in cash	$(18,164)	$24,214

Net cash provided by financing activities. During the year ended January 31, 2010, we issued 1,678,572 shares of our common stock for $162,500, and we borrowed $164,500 from the father of a director.

During the year ended January 31, 2009, we issued 357,147 units of our common stock for $1.3 million cash and borrowed $580,000 from the father of a director.

Net cash used in operating activities. During the year ended January 31, 2010 we used net cash of $250,646 in operating activities.  We used $710,745 to cover operating costs and increased our prepaid expenses and other receivables by $575.

These uses of cash were offset by net increases in accounts payable of $55,117, mainly associated with our Farellon drilling program; accrued liabilities of $40,495; accounts payable to related parties of $286,249 for administration, consulting, advertising and promotion, mineral exploration, office, entertainment, automobile, rental and travel expenses; and accrued interest on our notes payable to a related party of $49,128.  We wrote off $29,685 in acquisition costs of the unproved mineral claims that we abandoned and $139,055 in associated accrued property taxes.

During the year ended January 31, 2009 we used $893,673 net cash in operating activities. We used $1,383,884 to cover our operating costs for the period. We increased our prepaid expenses and other receivables by $16,600, primarily for advertising and marketing. These uses of cash were partially offset by increases in our accounts payable of $29,698 and accrued liabilities and professional fees of $159,027;  amounts due to related parties of $110,222; and interest accrued on our notes payable of $20,864.

Net cash used in investing activities. During the year ended January 31, 2010, we spent $32,141 acquiring mineral claims and options to acquire mineral claims and capitalized Chilean value-added tax of $26,561 as part of the unproved mineral claims. This VAT is recoverable from future VAT payable.

During the year ended January 31, 2009, we spent $940,519 acquiring mineral claims and options to acquire mineral claims.

Since inception, we have invested $1,008,221 acquiring our mineral claims.

Non-cash financing transactions. During the year ended January 31, 2010, we converted $338,026 payable to related parties into 1,126,754 shares of our common stock at $0.30 per share; and $744,500  of principal and $69,922 of accrued interest on notes payable to a related party into 2,714,973 shares of our common stock at $0.30 per share.

During the year ended January 31, 2009 we had no non-cash financing transactions.

Capital resources

Our ability to acquire and explore our Chilean claims is subject to our ability to obtain the necessary funding. To assist us with our funding efforts, during the past two fiscal years through the date of this report, we have retained the services of a number of consultants.

On May 2, 2008 we entered into a letter agreement with a brokerage house for the private placement of up to $6 million of units of our common stock and common stock purchase warrants on a best efforts basis.  We agreed to pay the brokerage house a commission equal to 9% of the total financing and issue warrants equal to 10% of the total number of units issued.  We paid a non-refundable work fee of $25,000 Cdn, which is deductible from the commission. We did not agree to register the units under the Securities Act of 1933, as amended, and they may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements.  We have completed no financing under this agreement.  The contract will expire on May 19, 2010.

On October 21, 2008 we entered into a letter agreement with an independent investor relations specialist. We agreed to pay him a monthly fee of $4,500 for an investor relations program to provide information about us to institutional and individual investors. We terminated this contract on April 30, 2009.

On March 18, 2009 we entered into a one-year agreement, now expired, with a broker-dealer whereby the broker-dealer agreed to use its best efforts to raise funds for us or find a buyer for our Farellon claim. Either party was able to terminate the agreement or extend its term with five days’ written notice.  We completed no financing under this agreement, which expired on March 18, 2010.

On December 1, 2009 we retained the services of an independent investor relations specialist to handle our corporate communications. We agreed to pay him a monthly compensation in the amount of $5,000 Cdn (approximately $4,700 US) on a month-to-month contract that can be cancelled any time with 30 days written notice.

On April 22, 2010 we entered into a one-year agreement with a broker-dealer as our exclusive agent to arrange funding for us of either equity or debt. We agreed to pay the broker-dealer the following compensation for any financing attributable to the broker-dealer during the term of the agreement and for one year following the termination of the agreement if we complete a financing with anyone introduced to us during the term:

•	a cash fee equal to ten percent of the proceeds that we receive from a financing
•	warrants equal to ten percent of the common stock or common stock equivalent that we issue in a financing on the same terms as any warrants that are a part of the financing
•	all reasonable out-of-pocket expenses up to 1.5 percent of the funds raised

The securities offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Contingencies and commitments

We had no contingencies at January 31, 2010.

We have the following long-term contractual obligations and commitments:

•
Farellon royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellon claims up to a total of $600,000.  The royalty payments are due monthly once exploitation begins and are subject to minimum payments of $1,000 per month.  We have no obligation to pay the royalty if we do not commence exploitation.  As of the date of this report we have not commenced exploitation.

•
Che option. Under the terms of our option agreement with Minera Farellon, we must pay $20,000 by April 10, 2011 to exercise the option and purchase the Che claims.  If we exercise our option, then we must pay a royalty equal to 1% of the net sales of minerals extracted from the claims to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

Equity financing

To generate working capital, between August 13, 2007 and April 30, 2010 we issued 6,441,256 shares of our common stock and warrants for the purchase of 861,430 shares to raise $2,850,018 under Regulation S promulgated under the Securities Act of 1933. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Issuances of Unregistered Securities” for information relating to offerings made during the past fiscal year.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financing, the issuance of additional shares will result in dilution to our existing shareholders.

Debt financing

As of January 6, 2010, we had borrowed $744,500 from Richard Jeffs, the father of our president, to whom we issued demand promissory notes for the principal sum together with interest of 8%.  We accrued $76,785 in interest payable on these notes. On January 7, 2010, we agreed to convert $814,492 in principle and interest on these loans into 2,714,973 shares of our common stock. In return, Mr. Jeffs agreed to forgive $6,792 in interest accumulated from December 1, 2009 to January 7, 2010.  On February 22, 2010, we borrowed $50,000 from a company owned by Richard Jeffs, to which we issued a demand promissory note to secure the repayment of the principal sum together with interest at 6% per annum.

Challenges and risks

Although we have raised $2,850,018 since January 31, 2007, our cash position is inadequate to satisfy our working capital needs for the next twelve months.  Over the next twelve months we will need to raise capital to cover our operating costs, fulfill the obligations we may incur under our property agreements, and pay exploration or development costs on our properties.

With the exception of legal and accounting fees which we expect to increase since we have resumed the obligation to file reports with the SEC, we expect our general and administrative expenses to remain about the same. These costs include exploring and developing our mineral properties and sourcing additional mineral properties and exploration claims.  We are reviewing other mineral claims and could decide to buy or stake more mineral claims or to acquire options to buy more claims, which would require that we raise more capital.

We do not anticipate generating any revenue over the next twelve months. We plan to fund our operations through any combination of equity financing from the sale of our securities, private loans, joint ventures or through the sale of a part interest in our mineral properties.  Other than the letter agreement dated April 22, 2010 relating to the private placement of our securities, we do not have any financing arranged.  We cannot assure you that we can raise significant funds through this offering.  Although we have succeeded in raising funds as we have needed them, we cannot assure you that we will be able to raise sufficient funds in order to cover our general and administrative expenses and acquire and develop properties. The downturn in the United States economy could affect potential investors’ willingness to invest in risky ventures such as ours. We may consider entering into a joint venture partnership with a more senior resource company to provide the funding that we need to complete a mineral exploration program in Chile.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

Investments in and expenditures on mineral interests

Realization of our investments in mineral properties depends upon our maintaining legal ownership, producing from the properties or gainfully disposing of them.

Title to mineral claims involves risks inherent in the difficulties of determining the validity of claims as well as the potential for problems arising from the ambiguous conveyancing history characteristic of many mineral claims. Our contracts and deeds have been notarized, recorded in the registry of mines and published in the mining bulletin. We review the mining bulletin regularly to discover whether other parties have staked claims over our ground. We have discovered no such claims. To the best of our knowledge, we have taken the steps necessary to ensure that we have good title to our mineral claims.

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

Trends, events or uncertainties that may impact results of operations or liquidity

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and to determine if the prices we will receive on the sale of minerals will exceed the cost of mineral exploitation.  If we are unable to raise cash, we may be required to cease our operations.  As noted above, we expect our legal and accounting fees to increase since we have resumed the obligation to file reports with the SEC.  Other than as discussed in this annual report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-balance sheet arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Related-party transactions

Related-party transactions are disclosed in Item 13 on page 45 of this annual report.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproven mineral properties, determination of fair values of stock based transactions, and deferred income tax rates.

Reclassifications

Certain comparative amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any year presented.

Unproved mineral property costs

We have been in the exploration stage since our inception on January 10, 2005 and have not yet generated significant revenue from our operations. We are primarily engaged in acquiring and exploring mining claims. We expense our mineral exploration costs as we incur them. We initially capitalize them at each fiscal quarter end. When we have determined that a mineral claim can be economically developed as a result of establishing proven and probable reserves, we capitalize the costs then incurred to develop the claim and will amortize them using the units-of-production method over the estimated life of the probable reserve. If mineral claims are subsequently abandoned or impaired, we will charge capitalized costs to operations.

During the year ended January 31, 2009 we wrote down $187,000 in capitalized costs when we terminated our options to buy the Camila and Santa Rosa claims. During the year ended January 31, 2010, we wrote down $29,685 in capitalized costs of abandoned generative claims.

Financial instruments

Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, accrued professional fees and accrued mineral property costs. The fair value of these financial instruments approximates their carrying values due to their short maturities.

Recently Adopted Accounting Guidance

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page No.
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of January 31, 2010 and January 31, 2009	F-2
Consolidated Statements of Operations for the years ended January 31, 2010 and 2009, and the period from inception (January 10, 2005) to January 31, 2010	F-3
Consolidated Statement of Stockholders’ Equity for the period from January 10, 2005 (inception) to January 31, 2010	F-4
Consolidated Statements of Cash Flows for the years ended January 31, 2010 and 2009, and the period from inception (January 10, 2005) to January 31, 2010	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Red Metal Resources Ltd:

We have audited the accompanying consolidated balance sheet of Red Metal Resources Ltd. (the “Company”) (an exploration stage company) as at January 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and the cumulative period from January 10, 2005 (inception) to January 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements as of January 31, 2009 and for the period from January 10, 2005 (inception) to January 31, 2009 were audited by other auditors whose report dated April 24, 2009 expressed an unqualified opinion on those financial statements. The consolidated financial statements for the period January 10, 2005 (inception) to January 31, 2009 reflect a total net loss of $1,673,456 of the related cumulative totals.  Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2010 and the results of its operations and its cash flows for the year then ended and for the period from January 10, 2005 (inception) to January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

Dale Matheson Carr-Hilton Labonte LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 13, 2010

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2010	January 31, 2009

ASSETS
Current assets

Cash	$7,951	$26,115
Prepaids and other receivables	17,175	16,600
Total current assets	25,126	42,715
Unproved mineral properties	643,481	753,519
Total assets	$668,607	$796,234

LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$129,534	$74,417
Accrued liabilities	92,485	191,045
Due to related parties	99,682	752,323
Total liabilities	321,701	1,017,785

Stockholders’ equity (deficit) Common stock, $0.001 par value, authorized 500,000,000, 9,676,301 and 4,156,002 issued and outstanding at January 31, 2010 and January 31, 2009, respectively	9,677	4,156
Additional paid in capital	2,778,840	1,469,343
Deficit accumulated during the exploration stage	(2,384,201)	(1,673,456)
Accumulated other comprehensive loss	(57,410)	(21,594)
Total stockholders’ equity (deficit)	346,906	(221,551)
Total liabilities and stockholders’ equity (deficit)	$668,607	$796,234
Commitments (Notes 3 and 4)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,		From January 10, 2005 (Inception) to January 31,
	2010	2009	2010
Revenue
Royalties	$-	$15,658	$15,658
Operating Expenses:
Administration	76,821	101,905	179,267
Advertising and promotion	62,891	154,038	221,766
Automobile	22,361	19,234	41,595
Bank charges and interest	6,756	4,731	12,394
Consulting fees	111,067	115,675	292,610
Interest on notes payable	49,128	20,864	69,992
Mineral exploration costs	174,556	483,339	726,193
Office	4,496	12,665	19,222
Professional fees	101,403	163,176	356,401
Rent	12,403	11,556	28,709
Regulatory	12,397	9,579	33,646
Travel and entertainment	29,444	87,636	146,211
Salaries, wages and benefits	17,392	28,803	46,195
Foreign exchange gain	(55)	(659)	(27)
Write-down of unproved mineral properties	29,685	187,000	225,685
Total operating expenses	710,745	1,399,542	2,399,859
Net loss	$(710,745)	$(1,383,884)	$(2,384,201)
Net loss per share – basic and diluted	$(0.15)	$(0.34)
Weighted average number of shares outstanding – basic and diluted	4,830,642	4,072,473

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO JANUARY 31, 2010

	Common Stock Issued
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	(825)	-	(825)
Balance at January 31, 2005	-	-	-	(825)	-	(825)
Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
(1) Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)
Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062
Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)
Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177
Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)
Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)
Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)
Comprehensive loss	-	-	-	-	-	(1,405,478)
Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)
Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss	-	-	-	(710,745)	-	(710,745)
Foreign currency exchange loss	-	-	-	-	(35,816)	(35,816)
Comprehensive loss	-	-	-	-	-	(746,561)
Balance at January 31, 2010	9,676,301	$9,677	$2,778,840	$(2,384,201)	$(57,410)	$346,906

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(Formerly Red Lake Exploration, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years Ended January 31,		From January 10, 2005 (Inception) to January 31,
	2010	2009	2010
Cash flows used in operating activities:
Net loss	$(710,745)	$(1,383,884)	$(2,384,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	14,250
Write-down of unproved mineral properties	29,685	187,000	225,685
Changes in operating assets and liabilities:
Prepaids and other receivables	(575)	(16,600)	(17,175)
Accounts payable	55,117	29,698	139,319
Accrued liabilities	40,495	159,027	231,540
Due to related parties	286,249	110,222	427,922
Accrued interest on notes payable to related party	49,128	20,864	69,992
Net cash used in operating activities	(250,646)	(893,673)	(1,292,668)
Cash flows from investing activities:
Acquisition of unproved mineral properties	(58,702)	(940,519)	(1,008,221)
Net cash used in investing activities	(58,702)	(940,519)	(1,008,221)
Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	164,500	580,000	744,500
Proceeds from issuance of common stock	162,500	1,300,000	1,621,750
Net cash provided by financing activities	327,000	1,880,000	2,366,250
Effects of foreign currency exchange	(35,816)	(21,594)	(57,410)
Increase (decrease) in cash	(18,164)	24,214	7,951
Cash, beginning	26,115	1,901	-
Cash, ending	$7,951	$26,115	$7,951
Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$-
Non-cash financing transactions:
Conversion of debt to related parties to shares of common stock	$(338,026)	$-	$(338,026)
Conversion of notes payable to shares of common stock	$(744,500)	$-	$(744,500)
Conversion of accrued interest to shares of common stock	$(69,992)	$-	$(69,992)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Red Metal Resources Ltd. (the “Company”) was incorporated on January 10, 2005 under the laws of the State of Nevada as Red Lake Exploration, Inc. and changed its name to Red Metal Resources Ltd. on August 27, 2008.  On August 21, 2007, the Company acquired a 99% interest in Minera Polymet Limitada (“Polymet”), a limited liability company formed on August 21, 2007 under the laws of the Republic of Chile. The Company is involved in acquiring and exploring mineral properties in Chile.  The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge liabilities and commitments in the normal course of business.  The Company is in the exploration stage.  It has not generated operating revenues to date, and has accumulated losses of $2,384,201 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operation as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has not produced revenues from its principal business and is an exploration stage company as defined by “Accounting and Reporting by Development Stage Enterprises.” These financial statements include the accounts of the Company and its wholly owned subsidiary, Polymet. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain comparative amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any year presented.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproven mineral properties, determination of fair values of stock based transactions, and deferred income tax rates.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.  To date the Company has not incurred any measurable asset retirement obligations.

Long Lived Assets

The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, other receivables, amounts due to related parties and accounts payable approximates their carrying value due to their short-term nature.

Foreign Currency Translation and Transaction

The functional currency for the Company’s foreign subsidiary is the Chilean peso.  The Company translates assets and liabilities to US dollars using year-end exchange rates, translates unproved mineral properties using historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of foreign entity financial statements are included as a component of other comprehensive loss.

Transactions denominated in currencies other than the functional currency of the legal entity are re-measured to the functional currency of the legal entity at the year-end exchange rates.  Any associated transactional currency re-measurement gains and losses are recognized in current operations.

Revenue Recognition

The Company records revenues and royalties from the sale of minerals when persuasive evidence of an arrangement exists, the minerals have been delivered to the customer and the risk of ownership or title has been transferred, and collectability is reasonably assured.

Other Comprehensive Loss

The Company reports and displays comprehensive loss and its components in the financial statements. For the years ended January 31, 2010 and 2009, the only components of comprehensive loss were foreign currency translation adjustments.

Loss per Share

The Company presents both basic and diluted loss per share (“LPS”) on the face of the statements of operations. Basic LPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the year. Diluted LPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Income taxes are determined using the liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment.  In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company's financial statements.

Mineral Properties

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

The Company classifies its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs. Long-lived assets are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.

Recently Adopted Accounting Guidance

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties at January 31, 2010 and January 31, 2009:

	January 31, 2010	January 31, 2009

Due to a company owned by an officer (a)	$26,324	$13,552

Due to a company controlled by directors (b)	48,920	130,345

Due to a company owned by a major shareholder and a relative of the president (c)	18,594	5,074

Due to a major shareholder (d)	5,719	2,363

Due to a relative of the president	125	125

Total due to related parties	$89,896	$151,459

Amounts due to related parties are unsecured, bear no interest and are due on demand.

(a) During the years ended January 31, 2010 and 2009, the Company incurred a total of $127,540 and $123,823, respectively in consulting and other business expenses to a company owned by the Chief Financial Officer (“CFO”) of the Company

(b) During the years ended January 31, 2010 and 2009, the Company incurred a total of $115,213 and $327,081, respectively in administration, advertising and promotion, mineral exploration, travel and other business expenses to a company controlled by two directors.

(c) During the years ended January 31, 2010 and 2009, the Company incurred a total of $61,002 and $289,348 in administration, automobile, mineral exploration, rental, and other business expenses to a company owned by a major shareholder and a relative of the president.  During the year ended January 31, 2009, the Company received $15,658 in royalty income from the same company.

(d) During the year ended January 31, 2010 and 2009, the Company incurred a total of $25,210 and $31,292, respectively, in administration and other business expenses to a major shareholder.

On January 31, 2010 and January 31, 2009, the Company had the following notes payable to a relative of the president:

	January 31, 2010	January 31, 2009

Notes payable, on demand, unsecured, bearing interest at 8% per annum, compounded monthly	$-	$580,000

Accrued interest	-	20,864

Notes payable to a related party	$-	$600,864

On January 19, 2010, outstanding $744,500 in notes payable along with $69,992 of accrued interest were converted into 2,714,973 common shares of the Company.

On January 19, 2010, $338,026 in related party debt was converted to 1,126,754 common shares of the Company.

NOTE 4 – UNPROVED MINERAL PROPERTIES

	January 31, 2010	January 31, 2009

Unproved mineral properties, beginning	$753,519	$-
Acquisition costs	58,702	940,519
Unproved mineral properties written down	(168,740)	(187,000)
Unproved mineral properties, ending	$643,481	$753,519

Farellon Property

Farellon Alto Uno al Ocho Mineral Claim

On September 25, 2007, Polymet entered into an agreement with a related company to acquire, by assignment, the option to purchase the Farellon Alto Uno al Ocho mining claims located in the Commune of Freirina, Province of Huasco, III Region of Atacama, Chile. On April 25, 2008, the Company exercised the option to acquire the right to purchase the property by paying $250,000 to the optionor and $300,000 to the vendor to acquire the claims. The claims are subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month.  The Company has no obligation to pay the royalty if it does not commence exploitation.  At January 31, 2010, the Company had spent a total of $550,000 on the acquisition of those claims.

Cecil Mineral Claims

On September 5, 2008, the Company paid $20,000 to acquire the Cecil mining claims.  The properties are located near the Farellon property in commune of Freirina, Province of Huasco, III Region of Atacama, Chile.  The acquisition of the Cecil properties was completed on September 17, 2008. At January 31, 2010, the Company had spent a total of $27,676 on the acquisition of these claims.

Mateo Property

Margarita Claims

On November 27, 2008, the Company purchased the Margarita mining claims for $16,072. At January 31, 2010 the Company spent a total of $16,678 on the acquisition of these claims.

Che Claims

On October 10, 2008, the Company entered into an option to purchase contract with a related company to acquire an option to purchase the Che Uno and Che Dos mining claims under the terms of the option, as amended, the Company agreed to pay $444 on December 2, 2008 as consideration for the option agreement and $20,000 by April 10, 2011 to acquire the Che claims.  On December 2, 2008, the Company paid the consideration and acquired the option agreement. The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000.  The royalty payments are due monthly once exploitation begins and are not subject to minimum payments.  The Company has no obligation to pay the royalty if it does not commence exploitation.  At January 31, 2010 the Company had paid a total of $778 in option acquisition costs for these properties.

Irene Claims

On February 2, 2009, the Company entered into a letter of intent to purchase the Irene claims from a related company for 21 million Chilean pesos (approximately US $40,000). As at January 31, 2010, the Company had spent $0 on acquiring these claims.

Mateo Exploration Claims

At January 31, 2010 the Company had spent a total of $6,660 (2008-$0) on the acquisition of these claims.

Abandoned claims

During the year ended January 31, 2010, the Company abandoned mineral claims with a cost of $29,685 (2008-$187,000) as it decided not to pursue exploration of the claims.

NOTE 5 – COMMON STOCK

On October 2, 2009, the Company approved a share consolidation of 14 to 1.

On January 19, 2010, the Company issued 250,000 units at $0.25 per share in a private placement for cash of $62,500.  Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant is exercisable at $0.30 for a period of two years.

On January 19, 2010, the Company issued 3,841,727 shares of its common stock to settle $1,152,518 in debt with related party.

On September 15, 2009, the Company issued 1,428,572 shares of the Company’s common stock at $0.07 per share in a private placement for cash of $100,000.

On August 27, 2008, our authorized common stock increased from 75,000,000 shares to 500,000,000 shares with a par value of $0.001 per share.

On May 14, 2008, the Company issued 71,430 units at $4.20 per unit in a private placement for cash of $300,000.  Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock for $7.00.

On April 21, 2008, the Company issued 285,717 units at $3.50 per unit in a private placement for cash of $1,000,000.  Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock for $4.90.

NOTE 6 – WARRANTS

	January 31, 2010
	Warrants	Weighted average exercise price
Warrants, beginning	369,052	$5.37
Granted	250,000	$0.30
Exercised	-	-
Expired	(11,905	$7.00
Warrants, ending	607,147	$3.25

The weighted average life remaining of the warrants at January 31, 2010 is 0.94 years.

NOTE 7 – INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:3

	2010	2009
Loss before discontinued operations and non-controlling interest	$(710,745)	$(1,383,884)
Statutory income tax rate	34%	34%
Expected in tax recovery at statutory income tax rates	$(241,653)	$(470,521)
Non-deductible expenses	8,638	903
Difference in foreign tax rates	52,118	161,673
Change in valuation allowance	180,898	307,945
Income tax recovery	$-	$-

Temporary differences that give rise to the following deferred income tax assets and liabilities at are:

	January 31, 2010	January 31, 2009
Deferred income tax assets
Federal loss carryforwards	$59,292	$230,511
Foreign loss carryforwards	176,914	129,843
Mineral properties	38,366	33,320
	574,572	393,674
Valuation allowance	(574,572	(393,674
	$-	$-

 The Company has the $1,357,363 of United States federal net operating loss carry forwards that may be offset against future taxable income. These losses expire as follows:

Expiry
2026	$1,188
2027	14,932
2028	231,644
2029	430,210
2030	679,389

$1,357,363

The Company also has $1,040,670 of Chilean tax losses.  The Chilean tax losses can be carried forward indefinitely.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to January 31, 2010, the Company issued a promissory note for $50,000 to a company owned by a relative of a director. The note is payable on demand, unsecured and bears interest at 6% per annum, compounded monthly.

During March and April 2010, the Company received proceeds of $165,000 related to the subscription of 660,000 units at a price of $0.25 per unit.  Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share at $0.30 for a period of two years.

The Company evaluated events up to the date the financial statements were issued. There were no subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 30, 2009, we dismissed Mendoza Berger & Company, LLP as our independent registered public accounting firm. This action was approved by the board of directors.

The reports of Mendoza Berger on our consolidated financial statements for the fiscal years ended January 31, 2009 and 2008 did not contain any adverse opinion or a disclaimer of opinion, but the reports issued on these financial statements were modified as to our ability to continue as a going concern.

During our fiscal years ended January 31, 2009 and 2008 and through September 30, 2009, we had no disagreements with Mendoza Berger on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mendoza Berger, would have caused it to refer to the disagreement in its reports on our financial statements for those fiscal years.

On October 30, 2009, we engaged Dale Matheson Carr-Hilton LaBonte LLP as our independent registered public accounting firm. This engagement was approved by our board of directors. During our fiscal years ended January 31, 2009 and 2008 and through September 30, 2009 we did not consult with Dale Matheson regarding any of the matters or events set forth in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A(T):  CONTROLS AND PROCEDURES

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

Report on Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework

Based on our assessment, our chief executive officer and our chief financial officer determined that, as of January 31, 2010, our internal control over financial reporting is effective.

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

ITEM 9B:  OTHER INFORMATION

Not applicable.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 17 contains certain information regarding our directors, executive officers and key personnel. There is a family relationship between Caitlin Jeffs and Michael Thompson.  Directors serve for one year and until their successors are duly elected and qualified. In Chile, Polymet has one legal representative, which is similar to a director, and a manager, which is similar to a president.

Table 17: Directors and officers
Name	Age	Position
Caitlin Jeffs	34	Director, chief executive officer, president and secretary
Michael Thompson	40	Director and vice president of exploration
John Da Costa	45	Chief financial officer and treasurer
Kevin Mitchell	49	Legal representative and manager of Polymet

Caitlin Jeffs, P. Geo.  Ms. Jeffs has been a director since October 2007 and our president, chief executive officer and secretary since April 21, 2008. She has more than seven years’ of experience as an exploration geologist.  Ms. Jeffs graduated from the University of British Columbia in 2002 with an honors bachelor of science in geology. She is a professional geologist on the register of the Association of Professional Geoscientists of Ontario. She worked for Placer Dome (CLA) Ltd. in Canada from February 2003 until May 2006 where she worked as both a project geologist managing drill programs for the exploration department at Placer Dome’s Musselwhite Mine in Northwestern Ontario and then as part of the generative team evaluating potential projects in Northwestern Ontario. Placer Dome (since acquired by Barrick Gold Corp. and Gold Corp.) was a major mining company with operations in North America, Australia, Africa and South America.  None of these companies is related to Red Metal. Ms. Jeffs was a self-employed consulting geologist from May 2006 to April 2007. She is one of the founders and the general manager of Fladgate Exploration Consulting Corporation, a firm of consulting geologists in Ontario, Canada, which provides its services to Red Metal. She was a director of Trilogy Metals Inc., a resource exploration company listed on the TSX Venture Exchange, from July 2006 to May 2007.  She lives with Michael Thompson as a family.

Michael Thompson, P. Geo. Mr. Thompson has been a director since October 2007 and our vice-president of exploration since April 2008. He has more than ten years’ of experience as an exploration geologist.  Mr. Thompson graduated from the University of Toronto in 1997 with an honors bachelor of science in geology.  He is a professional geologist on the register of the Association of Professional Geoscientists of Ontario.  He worked in Canada for Teck Resources Ltd. from 1999 until 2002 as a project geologist managing exploration projects in Northwestern Ontario. From January 2003 until May 2006 he worked for Placer Dome (CLA) Ltd. as both a project geologist managing drill programs for the exploration department at Placer Dome’s Musselwhite Mine in Northwestern Ontario and then as part of the generative team evaluating potential projects in Northwestern Ontario. Teck Resources and Placer Dome (since acquired by Barrick Gold Corp. and Gold Corp.) are major mining companies with operations in North America, Australia, Africa and South America. None of these former employers is related to Red Metal. Mr. Thompson was a self-employed consulting geologist from May 2006 to April 2007.  He is a founder and the president of Fladgate Exploration Consulting Corporation, a firm of consulting geologists in Ontario, Canada, which provides its services to Red Metal. He lives with Caitlin Jeffs as a family.

We believe that the extensive education and experience that Ms. Jeffs and Mr. Thompson have as geologists make them uniquely qualified to serve as directors of our company.  Their knowledge of mining and geology provides them with the tools necessary to set goals for our business and to determine how those goals can be achieved.

John Da Costa. Mr. Da Costa has been our chief financial officer and treasurer since May 13, 2008.  Mr. Da Costa has more than twenty years of experience providing bookkeeping and accounting services for both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  Red Metal is a client of Da Costa Management Corp.  Mr. Da Costa is also the treasurer of Rock City Energy Corp., a non-reporting public company, a position he has held since August 2006, a director and the chief executive officer (since February 2006) and chief financial officer and secretary (since May 2002) of GlobeTrac Inc., also a public company; and a director (from March 2004 – to July 2007) and chief executive officer and president (from July 2006 – to July 2007) and the chief financial officer (from April 2005 – to July 2007) of Trilogy Metals Inc. a resource exploration company listed on the TSX Venture Exchange.  GlobeTrac sold, marketed, distributed and installed global wireless tracking and telematics equipment in Europe until November 2004 when it wound down its operations.  GlobeTrac’s only business now is receiving and accounting for royalties and commissions receivable from the supplier of the telematics equipment.  GlobeTrac’s business objective is to locate and complete a merger with or acquire a viable business.

Biographical information: Significant employee

Kevin Mitchell.  Mr. Mitchell has been the legal representative and manager of Minera Polymet Limitada since it was formed in August 2007.  He is a Canadian who has lived in Chile for more than twenty years.  He has owned and operated a heavy equipment company for all of that time, mainly servicing the mining industry.  Since February 2007 he has been the legal representative and manager of Minera Farellon Limitada, a Chilean company that investigates potential projects, conducts due diligence reviews, and provides logistical support.

During the past ten years none of our directors or executive officers was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Directors’ compensation

Our directors did not receive compensation during the years ended January 31, 2009 and 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  During the past fiscal year, our officers, directors and 10% shareholders were subject to this requirement from February 1, 2009 through August 31, 2009.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the period from February 1, 2009 through August 31, 2009, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

ITEM 11: EXECUTIVE COMPENSATION

Table 18 discloses information with respect to all compensation awarded to, earned by or paid to our chief executive officer and up to two of our executive officers whose annual salary and bonus exceeded $100,000 during our last two completed fiscal years. We have no employment agreements with these executive officers.

Table 18: Summary compensation
Name and principal position	Fiscal year	All other compensation ($)	Total ($)
Caitlin Jeffs Chief executive officer, president and secretary	2010	115,213a	115,213a
	2009	327,081a	327,081a

Michael Thompson Vice president of exploration	2010	115,213a	115,213a
	2009	327,081a	327,081a

John Da Costa Chief financial officer	2010	127,540b	127,540b
	2009	123,823b	123,823b
aPaid or accrued to a company controlled by Caitlin Jeffs and Michael Thompson for administrative and geological services
bPaid or accrued to a company owned by John Da Costa for consulting and out of pocket expenses

When we are able to do so, our plan is to implement a compensation program consisting of base salary, bonuses and awards of stock options or shares of common stock.  We believe that a combination of cash and common stock or options will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.  We intend to grant options or shares of common stock because we believe that share ownership by our employees is an effective method to deliver superior shareholder returns by increasing the alignment between the interests of our employees and our shareholders.

In setting the compensation for our officers, we plan to look primarily at the officer’s experience and responsibilities, at salaries paid to others in businesses comparable to ours, and at our ability to replace the officer.  We are not likely to pay salaries to our officers until we generate cash flow from our operations.

We also expect that we may pay bonuses in the future to reward exceptional performance, either by the officer or by the company.

We have granted no stock options to our executive officers or any other persons.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 19 presents, as of April 30, 2010, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days from April 30, 2010 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Table 19: Security ownership
Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Common stock	Caitlin Jeffsa	1,608,576	15.75
Common stock	Michael Thompsona	2,858	0.03
Common stock	Fladgate Exploration Consulting Corp.b	830,087	8.13
Common stock	John Da Costac	477,024d	4.67
	All officers and directors as a group	2,918,545	28.57

Common stock	Richard N. Jeffse,f	2,929,261g	28.61
Common stock	Susan Jeffse,f	580,004h	5.57
Common stock	Kevin Mitchellf,i	535,725	5.24
Common stock	Laboa Holdings Inc.f	535,725	5.24
Common stock	T.A.B. Mills fk	800,000 j	7.54
aThe address for Caitlin Jeffs and Michael Thompson is 195 Park Avenue, Thunder Bay, Ontario P7B 1B9.
bFladgate Exploration Consulting Corporation is controlled by Caitlin Jeffs and Michael Thompson.
cThe address for John Da Costa is 610-1100 Melville Street, Vancouver, British Columbia V6E 4A6.
dThis sum includes 296,667 shares held by DaCosta Management Corp., a company owned by John Da Costa.
eThe address for Richard N. Jeffs and Susan Jeffs is 49 Pont Street, London, United Kingdom SW1X 0BD.
f5% shareholder
gThis sum includes warrants exercisable for 23,810 shares.
hThis sum includes warrants exercisable for 200,000 shares.
iThe address for Kevin Mitchell is Baldomero Lillo 3260, Vallenar, III Region, Chile.
jThis sum includes warrants exercisable for 400,000 shares.
k The address for Mr. Mills is College Farm House, Tetbury Road, Cirencester, Glocs., United Kingdom GL7 6PY.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence

Using the definition of “independent” in Section 803 of the Rules of the NYSE Amex, we have determined that none of our directors is independent.

Transactions with related persons

Since February 1, 2008, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Amounts due to related parties

Table 20 describes amounts due to related parties that were incurred during the fiscal years ended January 31, 2010 and January 31, 2009, and through April 23, 2010.

Table 20: Due to related parties
	Period ended April 23, 2010*	Fiscal years ended January 31,
		2010	2009
Due to Da Costa Management Corp.a	$70,611	$26,324	$13,552
Due to Fladgate Exploration Consulting Corporationb	$92,780	$48,920	$130,345
Due to Minera Farellon Limitadac	$11,123	$18,594	$5,074
Due to Kevin Mitchelld	$10,380	$5,718	$2,363

* The amounts accrued at April 23, 2010 may change if additional services are rendered after that date.
a During the period from February 1, 2010 to April 23, 2010 we paid or accrued a total of $31,049 in consulting and other business expenses to Da Costa Management Corp. During the years ended January 31, 2010 and 2009, we paid or accrued a total of $127,540 and $123,823, respectively in consulting and other business expenses to Da Costa Management Corp. This company became related on May 13, 2008 when its owner was appointed CFO and treasurer of Red Metal.
b During the period from February 1, 2010 to April 23, 2010 we paid or accrued a total of $41,653 in administration, advertising and promotion, office, and travel and entertainment costs to Fladgate Exploration Consulting Corporation, a company controlled by two directors. During the year ended January 31, 2010, we paid or accrued a total of $115,213 in administration, advertising and promotion, mineral exploration, office, and travel and entertainment costs to the same company. During the year ended January 31, 2009, we paid or accrued a total of $327,081 in administration, advertising and promotion, mineral exploration, office, regulatory and travel and entertainment costs to the same company. During the year ended January 31, 2008, we paid or accrued $67,503 in mineral exploration and travel and entertainment expenses to the same company.
c During the period from February 1, 2010 to April 23, 2010 we paid or accrued a total of $17,670 in administration, automobile, rental expenses to Minera Farellon Limitada, a company owned by Kevin Mitchell, a major shareholder, and Richard Jeffs, the father of our president. During the years ended January 31, 2010 and 2009, we paid or accrued a total of $61,002 and $289,348 in administration, automobile, mineral exploration, rental, and other business expenses to the same company.  During the year ended January 31, 2009, we received $15,658 in royalty income from the same company.
d During the period from February 1, 2010 to April 23, 2010 we paid or accrued a total of $5,827 in administration expense to Kevin Mitchell, a major shareholder. During the years ended January 31, 2010 and 2009, we paid or accrued $25,210 and $31,292, respectively, in administration and other business expenses to the same shareholder.

Notes payable to related party

Table 21 describes the promissory notes and accrued interest payable to Richard Jeffs, the father of our president, on January 31, 2010, January 31, 2009, and January 31, 2008 and through April 23, 2010.

Table 21: Notes payable to Richard Jeffs and a company owned by Richard Jeffs
		Fiscal years ended January 31,
	Period ended April 23, 2010	2010	2009	2008
Notes payable, on demand, unsecured, bearing interest at 8% per annum, compounded monthly	$50,000	–	$580,000	–
Accrued interest	503	–	20,864	–
Total payable to a related partya	$50,503	–	$600,864	–

a On January 19, 2010, outstanding principal of $744,500 and accrued interest of $69,992 were converted to shares of our common stock at $0.30 per share.  The largest aggregate amount of principal outstanding during the period for which disclosure is provided was $744,500.

Transactions with directors and officers

We have completed a number of transactions with our directors and officers:

•
On April 21, 2008, we issued 2,858 units at $3.50 per unit in a private placement to Michael Thompson for $10,000 cash.  Each unit consisted of one share of our common stock and one warrant entitling the holder to purchase one share of common stock for $4.90 per share.  The warrants expired unexercised on April 21, 2010.

•	On September 15, 2009, we issued 1,428,571 shares of our common stock at $0.07 per share in a private placement to Caitlin Jeffs for $100,000 cash.
•
On January 19, 2010 we issued, at a deemed price of $0.30 per share, 830,087 shares of our common stock to Fladgate Exploration Consulting Corporation, owned by our directors, to settle $249,026 in accrued debt for services rendered, and 296,667 shares to Da Costa Management Corporation, owned by our chief financial officer, to settle $89,000 in accrued debt for services rendered.

Transactions with other related parties

We have a close working relationship with Minera Farellon Limitada, which is owned by Kevin Mitchell, Polymet’s legal representative and a holder of more than 5% of our shares of common stock, and Richard Jeffs, the father of our president. Minera Farellon provides administrative services and supplies our logistical needs under a contract. Minera Farellon also investigates potential claims and often ties them, either by staking new claims or optioning or buying others’ claims. This gives us an opportunity to review them to decide whether they are of interest to us. We have completed a number of material transactions with Minera Farellon:

•	On April 25, 2008, we paid Minera Farellon Limitada $250,000 to acquire the option to purchase the Farellon 1 – 8 mining claims.
•	Between February 12, 2008 and August 8, 2008, we paid Minera Farellon Limitada $102,000 to acquire the option to purchase the Santa Rosa mining claim.
•	Between February 12, 2008 and May 23, 2008, we paid Minera Farellon Limitada $55,000 to keep our option to purchase the Camila mining claims in good standing.

We have completed a number of transactions with relatives of our president:

•
On August 13, 2007, we issued 23,810 units at $4.20 per unit in a private placement to Richard Jeffs, the father of our president.  Each unit consisted of one share of our common stock and half of one warrant.  Two share purchase warrants entitled the holder to purchase one share of common stock for $7.00 per share.  The warrants expired unexercised on August 13, 2009.

•
On April 21, 2008, we issued 142,858 units at $3.50 per unit in a private placement to Mr. Jeffs.  Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of common stock for $4.90 per share.  The warrants expired unexercised on April 21, 2010.

•
On May 14, 2008, we issued 23,810 units at $4.20 per unit in a private placement to Mr. Jeffs.  Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of common stock for $7.00 per share.  The warrants expire on May 14, 2010.   The warrants must be exercised if, at any time after November 14, 2008, our shares trade at $11.20 per share for 30 consecutive days. At the date of filing none of these warrants had been exercised.

•	On January 19, 2010 we issued 2,714,973 shares of our common stock at $0.30 per share to pay promissory notes issued to Mr. Jeffs for cash plus accrued interest for a total of $814,492.
•
On January 19, 2010, we issued 200,000 units at $0.25 per unit to Susan Jeffs, the mother of our president. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.30 per share. The warrants expire on January 19, 2012.

We issued shares to a number of shareholders who held more than 5% of the issued shares of our common stock at the time of the transaction. None of these shareholders holds 5% as of the date of this report.

•
On April 21, 2008, we issued 125,715 units at $3.50 per unit in a private placement to Money Layer Limited for cash of $440,000.  Each unit consisted of one share of our common stock and one warrant entitling the holder to purchase one share of common stock for $4.90 per share.  The warrants expired unexercised on April 21, 2010.

•
On April 21, 2008, we issued 14,286 units at $3.50 per unit in a private placement to Kinnaman Trading Company Limited for cash of $50,000. Each unit consisted of one share of common stock and one warrant entitling the holder to purchase one share of common stock for $4.90 per share. The warrants expired unexercised on April 21, 2010.

•
On May 14, 2008, we issued 23,810 units at $4.20 per unit in a private placement to Kinnaman Trading Company Limited for cash of $100,000. Each unit consisted of one share of our common stock and one warrant entitling the holder to purchase one share of common stock for $7.00 per share. The warrants expire on May 14, 2010. The warrants must be exercised if, at any time after November 14, 2008, our shares trade at $11.20 per share for 30 consecutive days. At the date of filing none of these warrants had been exercised.

•
On May 14, 2008, we issued 23,810 units at $4.20 per unit in a private placement to Pilenga Limited for cash of $100,000. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $7.00 per share. The warrants expire on May 14, 2010. The warrants must be exercised if, at any time after November 14, 2008, our shares trade at $11.20 per share for 30 consecutive days. At the date of filing none of these warrants had been exercised.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)  Audit Fees and Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and for the review of our financial statements or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2010 - $0 – Manning Elliot Chartered Accountants
2009 - $2,757 – Manning Elliot Chartered Accountants

2010 - $27,500 – Mendoza Berger & Company, L.L.P.
2009 - $42,826 – Mendoza Berger & Company, L.L.P.

2010 - $9,528 – Dale Matheson Carr-Hilton Labonte LLP
2009 - $0 – Dale Matheson Carr-Hilton Labonte LLP

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010 - $0 – Manning Elliot Chartered Accountants
2009 - $0 – Manning Elliot Chartered Accountants

2010 - $8,202 – Mendoza Berger & Company, L.L.P.
2009 - $0 - Mendoza Berger & Company, L.L.P.

2010 - $0 – Dale Matheson Carr-Hilton Labonte LLP
2009 - $0 – Dale Matheson Carr-Hilton Labonte LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $0 – Manning Elliot Chartered Accountants
2009 - $1,669 – Manning Elliot Chartered Accountants

2010 - $0 – Mendoza Berger & Company, L.L.P.
2009 - $1,491 – Mendoza Berger & Company, L.L.P.

2010 - $789 – Javier Cortez Godoy
2009 - $954 – Javier Cortez Godoy

2010 - $0 – Dale Matheson Carr-Hilton Labonte LLP
2009 - $0 – Dale Matheson Carr-Hilton Labonte LLP

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2010 - $0 – Manning Elliot Chartered Accountants
2009 - $0 – Manning Elliot Chartered Accountants

2010 - $0 – Mendoza Berger & Company, L.L.P.
2009 - $1,000 – Mendoza Berger & Company, L.L.P.

2010 - $0 – Dale Matheson Carr-Hilton Labonte LLP
2009 - $0 – Dale Matheson Carr-Hilton Labonte LLP

We do not have an audit committee.  Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

ITEM 15: EXHIBITS

See the index to financial statements on page 33.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Articles of Incorporation1
3.2	By-laws1
10.1	Agreement to assign contract for the option to purchase mining holdings dated September 25, 2007 between Minera Farellon Limitada and Minera Polymet Limitada2
10.2	Contract for the option to purchase mining holdings dated May 2, 2007 between Compañia Minera Romelio Alday Limitada and Minera Farellon Limitada2
10.3	Amendment number 1 to Agreement to assign contract for the option to purchase mining holdings dated November 20, 20073
10.4	Contract for the option to purchase mining holdings dated December 7, 2007 between Ingenieria De Proyectos, Desarrollo, Estudios y Servicios H.I.T. Limitada and Minera Farellon Limitada4
10.5	Santa Rosa option agreement to acquire mining concession dated February 1, 2008 between Minera Farellon Limitada and Minera Polymet Limitada4
10.6	Contract for the option to purchase mining holdings dated September 10, 2007 between Antolin Amadeo Crespo Garcia and Minera Farellon Limitada4
10.7	Camila option agreement to acquire mining concession dated February 1, 2008 between Minera Farellon Limitada and Minera Polymet Limitada4
10.8
Contract for the option to purchase mining holdings dated October 10, 2008 between Minera Farellon Limitada and Minera Polymet Limitada6, Amendment #1 dated October 10, 20086 and Amendment #2 dated April 7, 20095

10.9	Letter of intent for the purchase of Pertenencia Irene Una al Dos dated February 2, 2009 between Minera Farellon Limitada and Minera Polymet Limitada6
10.10	Contract for consulting services dated April 1, 2009 between Minera Farellon Limitada and Minera Polymet Limitada5,7
10.11	Loan Agreement dated November 19, 2008 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated November 19, 2008 in favor of Richard N. Jeffs6
10.12	Loan Agreement dated February 11, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated February 11, 2009 in favor of Richard N. Jeffs6
10.13	Loan Agreement dated February 25, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated February 25, 2009 in favor of Richard N. Jeffs6
10.14	Loan Agreement dated April 6, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated April 6, 2009 in favor of Richard N. Jeffs6
10.15	Loan Agreement dated April 28, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated April 28, 2009 in favor of Richard N. Jeffs6
10.16	Termination of option to purchase Santa Rosa property6
10.17	Loan Agreement dated July 17, 2008 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated July 17, 2008 in favor of Richard N. Jeffs6
10.18	Loan Agreement dated July 30, 2008 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated July 30, 2008 in favor of Richard N. Jeffs6
10.19	Loan Agreement dated September 11, 2008 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated September 11, 2008 in favor of Richard N. Jeffs6
10.20	Loan Agreement dated October 22, 2008 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated October 22, 2008 in favor of Richard N. Jeffs6
10.21	Loan Agreement dated May 08, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated May 08, 2009 in favor of Richard N. Jeffs8
10.22	Loan Agreement dated May 12, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated May 12, 2009 in favor of Richard N. Jeffs8
10.23	Loan Agreement dated June 10, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated June 10, 2009 in favor of Richard N. Jeffs9
10.24	Loan Agreement dated July 6, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated July 6, 2009 in favor of Richard N. Jeffs9
10.25	Loan Agreement dated August 11, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated August 11, 2009 in favor of Richard N. Jeffs9
10.26	Loan Agreement dated August 25, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated August 25, 2009 in favor of Richard N. Jeffs9
10.27	Loan Agreement dated September 09, 2009 between Red Metal Resources Ltd. and Richard N. Jeffs and Promissory Note dated September 09, 2009 in favor of Richard N. Jeffs9
10.28	Contract dated September 21, 2009 with Micon International Limited for preparation of a NI 43-101 technical report9
10.29	Loan Agreement and Promissory Note dated February 11, 2010 between Red Metal Resources Ltd. and Wet Coast Management Corp. in favor of Wet Coast Management Corp.10
16	Letter re change in certifying accountant9
21	List of significant subsidiaries of Red Metal Resources Ltd.6
31.1	Certification of chief executive officer and president pursuant to Rule 13a-14(a)/15d-14(a)10
31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)10
32.	Certification pursuant to 18 U.S.C. Section 135010

1Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363
2Incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2007
3Incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2008
4 Incorporated by reference from the registrant’s annual report on Form 10-KSB for the fiscal year ended January 31, 2008 filed with the Securities and Exchange Commission on May 13, 2008
5Incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2009
6Incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission on May 4, 2009
7Denotes a management contract
8Incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009
9 Incorporated by reference from the registrant’s report on Form 10 filed with the Securities and Exchange Commission on February 12, 2010
10Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 2010

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ John Da Costa
John Da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Caitlin Jeffs	Chief Executive Officer,	April 30, 2010
Caitlin Jeffs	President, Secretary and director

/s/ John Da Costa	Chief Financial Officer	April 30, 2010
John Da Costa

/s/ Michael Thompson	Director	April 30, 2010
Michael Thompson