Form 10-Q
period 2010-04-30
RED METAL RESOURCES, LTD.
filed 2010-06-14
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April  30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant is not yet required to comply with this requirement.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 11, 2010 the number of shares of the registrant’s classes of common stock outstanding was 10,216,301.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES, LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30, 2010 (unaudited)	January 31, 2010
ASSETS
Current assets

Cash	$124,908	$7,951
Prepaids and other receivables	14,374	17,175
Total current assets	139,282	25,126

Unproved mineral properties	655,779	643,481
Total assets	$795,061	$668,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$204,816	$129,534
Accrued liabilities	61,190	92,485
Due to related parties	198,105	99,682
Notes payable to related party	50,561	-
Total liabilities	514,672	321,701

Stockholders' equity

Common stock, $0.001 par value, authorized 500,000,000,
10,216,301 and 9,676,301 issued and outstanding at
April 30, 2010 and January 31, 2010	10,217	9,677
Additional paid in capital	2,913,300	2,778,840
Deficit accumulated during the exploration stage	(2,581,052)	(2,384,201)
Accumulated other comprehensive loss	(62,076)	(57,410)
Total stockholders' equity	280,389	346,906
Total liabilities and stockholders' equity	$795,061	$668,607

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			From January 10,
	Three months ended April 30,		2005 (Inception)
	2010	2009	to April 30, 2010
Revenue

Royalties	$-	$-	$15,658

Operating Expenses

Administration	25,611	18,451	204,878
Advertising and promotion	42,367	26,592	264,133
Automobile	7,452	4,740	49,047
Bank charges and interest	6,155	1,265	18,549
Consulting fees	32,923	36,916	325,533
Interest on notes payable	561	12,788	70,553
Mineral exploration costs	555	23,937	726,748
Office	2,329	1,702	21,551
Professional development	4,008	-	4,008
Professional fees	37,130	34,083	393,531
Rent	3,126	3,117	31,835
Regulatory	4,515	3,404	38,161
Travel and entertainment	28,553	6,074	174,764
Salaries, wages and benefits	1,015	6,374	47,210
Foreign exchange (gain) loss	551	(18)	524
Write-down of unproved mineral properties	-	110,763	225,685
Total operating expenses	196,851	290,188	2,596,710

Net loss	$(196,851)	$(290,188)	$(2,581,052)

Net loss per share - basic and diluted	$(0.02)	$(0.07)

Weighted average number of shares
outstanding - basic and diluted	9,856,975	4,156,002

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
 (AN EXPLORATION STAGE COMPANY)
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO  APRIL 30, 2010
 (UNAUDITED)

	Common Stock Issued				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)
Comprehensive loss	-	-	-	-	-	(1,405,478)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Net loss for the three months ended April 30, 2009	-	-	-	(290,188)	-	(290,188)
Foreign currency exchange loss	-	-	-	-	(15,856)	(15,856)
Comprehensive loss	-	-	-	-	-	(306,044)

Balance at April 30, 2009	4,156,002	4,156	1,469,343	(1,963,644)	(37,450)	(527,595)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss	-	-	-	(420,557)	-	(420,557)
Foreign currency exchange loss	-	-	-	-	(19,960)	(19,960)
Comprehensive loss	-	-	-	-	-	(440,517)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	$346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss	-	-	-	(196,851)	-	(196,851)
Foreign currency exchange loss	-	-	-	-	(4,666)	(4,666)
Comprehensive loss	-	-	-	-	-	(201,517)

Balance at April 30, 2010	10,216,301	$10,217	$2,913,300	$(2,581,052)	$(62,076)	$280,389

 The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From January 10,
	Three months ended April 30,		2005 (Inception)
	2010	2009	to April 30, 2010
Cash flows used in operating activities:
Net loss	$(196,851)	$(290,188)	$(2,581,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	14,250
Write-down of unproved mineral properties	-	110,763	225,685
Changes in operating assets and liabilities:
Prepaids and other receivables	2,801	9,654	(14,374)
Accounts payable	75,282	42,878	214,601
Accrued liabilities	(31,295)	2,554	200,245
Due to related parties	98,423	51,089	526,345
Accrued interest on notes payable to related party	561	12,788	70,553

Net cash used in operating activities	(51,079)	(60,462)	(1,343,747)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(12,298)	(17,126)	(1,020,519)

Net cash used in investing activities	(12,298)	(17,126)	(1,020,519)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	50,000	106,000	794,500
Proceeds from issuance of common stock	135,000	-	1,756,750

Net cash provided by financing activities	185,000	106,000	2,551,250

Effects of foreign currency exchange	(4,666)	(15,856)	(62,076)

Increase in cash	116,957	12,556	124,908

Cash, beginning	7,951	26,115	-

Cash, ending	$124,908	$38,671	$124,908

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

Non-cash financing transactions:
Conversion of debt to related parties to shares of common stock	$-	$-	$(338,026)
Conversion of notes payable to shares of common stock	$-	$-	$(744,500)
Conversion of accrued interest to shares of common stock	$-	$-	$(69,992)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Red Metal Resources Ltd. (the “Company”) was incorporated on January 10, 2005 under the laws of the state of Nevada as Red Lake Exploration, Inc. and changed its name to Red Metal Resources Ltd. on August 27, 2008. On August 21, 2007, Red Metal acquired a 99% interest in Minera Polymet Limitada (“Polymet”), a limited liability company formed on August 21, 2007 under the laws of the Republic of Chile. Red Metal is involved in acquiring and exploring mineral properties in Chile. The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Red Metal Resources Ltd (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(UNAUDITED)

NOTE 2 – RELATED-PARTY TRANSACTIONS

Due to Related Parties

The following amounts were due to related parties:

	April 30, 2010	January 31, 2010
Due to a company owned by an officer	$70,903	$26,324

Due to a company controlled by directors	102,857	48,920

Due to a company owned by a major shareholder and a relative of the president	13,329	18,594

Due to a major shareholder	10,891	5,719

Due to a relative of the president	125	125

Total due to related parties (a)	$198,105	$99,682

Note payable to a related party (b)	$50,561	–

(a) Amounts due to related parties are unsecured, bear no interest and are due on demand.

(b) The principal amount of the note is $50,000, is payable on demand, is unsecured and bears interest at 6%.  Interest of $561 had accrued as at April 30, 2010.

Expenses Incurred with Related Parties

During the three months ended April 30, 2010 and 2009 the Company incurred the following expenses with related parties:

•	$35,446 and $34,960, respectively, in consulting and other business expenses with a company owned by the chief financial officer of the Company

•	$52,249 and $35,821, respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses with a company controlled by two directors

•	$16,290 and $17,032, respectively, in administration, automobile, rental, and other business expenses with a company owned by a major shareholder and a relative of the president

•	$6,346 and $5,948, respectively, in administration expenses with a major shareholder

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(UNAUDITED)

NOTE 3 – UNPROVED MINERAL PROPERTIES

	April 30, 2010	January 31, 2010
Unproven mineral properties, beginning	$643,481	$753,519
Acquisition	12,298	58,702
Unproven mineral properties written down	-	(168,740)
Unproven mineral properties, ending	$655,779	$643,481

Farellon Property

Farellon Alto Uno al Ocho Mineral Claims

On September 25, 2007, the Company entered into an agreement with a related company to acquire, by assignment, the option to purchase the Farellon Alto Uno al Ocho mining claims located in the Commune of Freirina, Province of Huasco, III Region of Atacama, Chile. On April 25, 2008, the Company exercised the option to acquire the right to purchase the property by paying $550,000 to acquire the claims. The claims are subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month.  The Company has no obligation to pay the royalty if it does not commence exploitation.  At April 30, 2010, the Company had spent a total of $550,539 on the acquisition of those claims.

Cecil Mineral Claims

On September 5, 2008, the Company paid $20,000 to acquire the Cecil mining claims.  The properties are located near the Farellon property in commune of Freirina, Province of Huasco, III Region of Atacama, Chile.  The acquisition of the Cecil properties was completed on September 17, 2008. At April 30, 2010, the Company had spent a total of $27,676 on the acquisition of these claims.

Mateo Property

Margarita Claims

On November 27, 2008, the Company purchased the Margarita mining claims for $16,072. At April 30, 2010 the Company had spent a total of $17,078 on the acquisition of these claims.

Che Claims

On October 10, 2008, the Company entered into an option to purchase contract with a related company to acquire an option to purchase the Che Uno and Che Dos mining claims.  Under the terms of the option, as amended, the Company agreed to pay $444 on December 2, 2008 as consideration for the option agreement and $20,000 by April 10, 2011 to acquire the Che claims.  On December 2, 2008, the Company paid the consideration and acquired the option agreement. The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000.  The royalty payments are due monthly once exploitation begins and are not subject to minimum payments.  The Company has no obligation to pay the royalty if it does not commence exploitation.  At April 30, 2010 the Company had spent a total of $778 on the acquisition of these claims.

Irene Claims

On February 2, 2009, the Company entered into a letter of intent to purchase the Irene claims from a related company for 21 million Chilean pesos (approximately $40,500US).

Mateo Exploration Claims

At April 30, 2010 the Company had spent a total of $3,839 on the acquisition of these claims.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(UNAUDITED)

NOTE 4 – COMMON STOCK

On March 23, 2010, the Company issued 200,000 shares of the Company’s common stock at $0.25 per share in a private placement for cash of $50,000. Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant is exercisable at $0.30 for a period of two years.  A fair value of $0 has been assigned to the warrants.

On March 29, 2010, the Company issued 200,000 units at $0.25 per share in a private placement for cash of $50,000. Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant is exercisable at $0.30 for a period of two years.  A fair value of $0 has been assigned to the warrants.

On April 14, 2010, the Company issued 40,000 units at $0.25 per share in a private placement for cash of $10,000. Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant is exercisable at $0.30 for a period of two years.  A fair value of $0  has been assigned to the warrants.

On April 20, 2010, the Company issued 100,000 units at $0.25 per share in a private placement for cash of $25,000. Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant is exercisable at $0.30 for a period of two years.  A fair value of $0 has been assigned to the warrants.

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this form 10-Q and the audited consolidated financial statements and related notes included in our annual report on form 10-K for the fiscal year ended January 31, 2010.  The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.  Actual results may vary from the estimates and assumptions we make.

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

We have no revenue-generating operations and are entirely dependent upon the equity markets for our working capital. The collapse of the equity markets late in 2008 and the economic uncertainty and market instability that followed and persist have affected our ability to raise equity capital despite the generally positive market prices of copper and gold in 2009 and 2010.

In response to the difficulty in raising equity capital, we have reduced our costs in Chile by abandoning certain mineral claims that we hadn’t the capital to maintain or explore; reduced our administration, travel and promotion costs; and even terminated our duty to file reports with the Securities and Exchange Commission to save the legal and auditing costs. These measures significantly reduced our operating costs. We own nothing in Chile except our claims and have no long term commitments except the obligation to pay royalties if we exploit our properties. All of our support there—vehicles, office and equipment, and administrative personnel—is supplied under short-term contracts. We resumed filing reports with the Securities and Exchange Commission as of April 13, 2010, which has increased our legal and auditing costs for the three months ended April 30, 2010.

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

The cost and timing of both phases are subject to the availability of qualified mining personnel, such as consulting geologists and geo-technicians, and drillers and drilling equipment. When we first started exploring in Chile in late 2007 and early 2008, geologists, geo-technicians, drillers and drilling rigs were in short supply, those that were available were often unreliable and very expensive, and we had to work to their schedules rather than to ours. This changed following the market collapse in 2008, but the increasing prices of copper and gold—the price of copper increased steadily from a low of $1.26 per pound in December 2008 to $3.55 per pound in March, 2010, has fluctuated somewhat since then, and is now approximately $2.85 per pound; and the price of gold has increased from a low of $750 per ounce in December 2008 to a high of more than $1,230 per ounce in June 2010—have caused mining companies to increase their operations, reducing the availability of personnel and equipment. Although Chile has a well-trained and qualified mining workforce from which to draw, we have good contacts within the local mining community, and not a lot of early-stage companies such as Red Metal are competing for the available resources, if we are unable to find the personnel and equipment that we need when we need them at the prices that we have estimated today, we might have to revise or postpone our plans.

At April 30, 2010, we had a working capital deficit of $375,390 and $124,908 cash.  To complete our exploration programs, we will have to raise approximately $2.1 million in capital.  We will also have to raise approximately $400,000 to cover our estimated expenditures for legal, audit and other professional fees, administration, consulting, advertising and promotion, office and vehicle rental that we will incur over the next 12 months.   We have engaged a broker-dealer to assist us with our capital raising efforts.   We cannot predict whether the equity markets will stabilize or whether we will be able to raise the capital necessary to carry on operating or to execute our proposed exploration programs. If we are unable to raise the capital that we need to meet our working capital needs, we might have to alter our business plan and revise or postpone our exploration and development plans.

Results of operations

summary of financial condition

Table 1 summarizes and compares our financial condition at the three months ended April 30, 2010 and year ended January 31, 2010.

Table 1: Comparison of financial condition
	April 30, 2010	January 31, 2010
Working capital deficit	$(375,390)	$(296,575)
Current assets	$139,282	$25,126
Unproved mineral properties	$655,779	$643,481
Total liabilities	$514,672	$321,701
Common stock and additional paid in capital	$2,923,517	$2,788,517
Deficit	$(2,581,052)	$(2,384,201)

comparison of prior quarterly results

Tables 2.1 and 2.2 present selected financial information for each of the past eight quarters.

Table 2.1: Summary of quarterly results (July 31, 2009 – April 30, 2010)
	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
Revenue	–	–	–	-
Net loss	$(111,162)	$(105,334)	$(204,061)	$(196,851)
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.03)	$(0.02)

Table 2.2: Summary of quarterly results (July 31, 2008 – April 30, 2009)
	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009
Revenue	$4,537	$4,462	$1,397	-
Net loss	$(362,241)	$(374,250)	$(371,841)	$(290,188)
Basic and diluted loss per share	$(0.09)	$(0.09)	$(0.09)	$(0.07)

All of the revenue that we received during the three quarters ended July 31 and October 31, 2008 and January 31, 2009 was the result of a 5% royalty from Minera Farellon, which had the right to mine our Santa Rosa claims.  On October 27, 2008, Minera Farellon stopped mining the Santa Rosa claims, which ended our royalty revenue. In November 2008, we terminated our option agreement to purchase the Santa Rosa. Due to the exploration rather than production nature of our business, we do not expect to have operating revenue within the next year.

During the quarters ended July 31 and October 31, 2008 we began acquiring mineral claims, which increased our administration, advertising, mineral exploration and professional overheads. Due to the downturn in the economy, we substantially decreased our operations during the quarters ended April 30, 2009 and July 31, 2009. Excluding the written down unproved mineral claims, our net losses for these quarters were $179,425 and $95,037 respectively. During the quarter ended October 31, 2009 we conducted a drilling program on one of our properties, which increased our mineral exploration expenses. Excluding the recovery of written down unproved mineral property costs, our net loss for the third quarter of fiscal 2010 was $202,537. During the quarter ended January 31, 2010, we filed a registration statement on form 10 to resume our reporting obligations, which resulted in a substantial increase in our professional fees. During the quarter ended April 30, 2010 we filed an amendment to our form 10 and increased our investor related activities, which increased our travel and entertainment costs, investor relations costs and professional fees.

Selected Financial Results

Three months ended April 30, 2010 and 2009

Our operating results for the three months ended April 30, 2010 and 2009 and the changes in our operating results between those periods are summarized in Table 3.

Table 3: Changes in operating results
	Three months ended April 30,		Changes between the periods ended April 30, 2010
	2010	2009	and 2009
Operating Expenses
Administration	$25,611	$18,451	$7,160
Advertising and promotion	42,367	26,592	15,775
Automobile	7,452	4,740	2,712
Bank charges and interest	6,155	1,265	4,890
Consulting fees	32,923	36,916	(3,993)
Interest on notes payable	561	12,788	(12,227)
Mineral exploration costs	555	23,937	(23,382)
Office	2,329	1,702	627
Professional development	4,008	-	4,008
Professional fees	37,130	34,083	3,047
Rent	3,126	3,117	9
Regulatory	4,515	3,404	1,111
Travel and entertainment	28,553	6,074	22,479
Salaries, wages and benefits	1,015	6,374	(5,359)
Foreign exchange loss (gain)	551	(18)	569
Write-down of unproved mineral properties	-	110,763	(110,763)
Net loss	$196,851	$290,188	$(93,337)

Operating expenses. Our operating expenses decreased by $93,337, or 32%, from $290,188 for the three months ended April 30, 2009 to $196,851 for the three months ended April 30, 2010. The most significant changes were:

•
During the three months ended April 30, 2009, we wrote down $110,763 in mineral property acquisition costs after we wrote down several generative claims. During the three months ended April 30, 2010, we did not write down any of our properties.

•
During the three months ended April 30, 2009, we incurred approximately $24,000 in mineral exploration costs as a result of active operations in Chile. During the three months ended April 30, 2010, we incurred approximately $560 in mineral exploration costs as we had no active operations during this period.

•	Our advertising and promotion and travel and entertainment expenses increased by $15,775 and $22,479, respectively, as a result of increased investor relating activities.
•
Our bank service charges and interest increased by $4,890 during the three months ended April 30, 2009 compared to the three months ended April 30, 2009. This increase was caused by interest accrued on certain outstanding accounts payable.

•	On April 14, 2010, we resumed our duty to file reports with the Securities and Exchange Commission, which resulted in an increase of our professional fees by approximately $3,000.
•	During the three months ended April 30, 2010 and 2009 we accrued $561 and $12,788, respectively, in interest on the promissory notes issued to the father of our president.

Liquidity

going concern

The unaudited consolidated financial statements included in this form 10-Q have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs.  We plan to obtain sufficient working capital through additional debt or equity financing and private loans, although there is no guarantee that we will be successful in our efforts to raise working capital.  At April 30, 2010, we had a working capital deficit of $375,390 and accumulated losses of $2,581,052 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a lesser extent, from mining royalties.

Sources and uses of cash

Three months ended April 30, 2010 and 2009

Table 4 summarizes our sources and uses of cash for the years ended January 31, 2010 and 2009.

Table 4: Summary of sources and uses of cash
	April 30,
	2010	2009
Net cash provided by financing activities	$185,000	$106,000
Net cash used in operating activities	(51,079)	(60,462)
Net cash used in investing activities	(12,298)	(17,126)
Effect of foreign currency exchange	(4,666)	(15,856)
Net increase in cash	$116,957	$12,556

Net cash provided by financing activities. During the three months ended April 30, 2010, we issued 540,000 shares of our common stock for $135,000, and borrowed $50,000 from a company owned by the father of a director. During the three months ended April 30, 2009, we borrowed $106,000 from the father of a director.

Net cash used in operating activities. During the three months ended April 30, 2010, we used net cash of $51,079 in operating activities.  We used $196,851 to cover operating costs and decreased our accrued liabilities by $31,295.

These uses of cash were offset by net increases in prepaid expenses and accounts receivable of $2,801, accounts payable of $75,282, consisting mainly of legal fees incurred in preparing and filing our form 10 and the amendments to it; accounts payable to related parties of $98,423 for administration, consulting, advertising and promotion, office, automobile, rental and travel expenses; and accrued interest on our notes payable to a related party of $561.

During the three months ended April 30, 2009, we used $60,462 net cash in operating activities. We used $290,188 to cover our operating costs for the period. We increased our prepaid expenses and accounts receivable by $9,654, primarily for advertising and marketing; accounts payable by $42,878; accrued liabilities and professional fees by $2,554; amounts due to related parties by $51,089; and interest accrued on our notes payable by $12,788.

Net cash used in investing activities. During the three months ended April 30, 2010, we spent $12,298 acquiring mineral claims and capitalized Chilean value-added tax as part of the unproved mineral claims. This VAT is recoverable from future VAT payable.

During the three months ended April 30, 2009, we spent $17,126 acquiring mineral claims and options to acquire mineral claims.

Since inception through April 30, 2010, we have invested $1,020,519 acquiring our mineral claims.

Unproved mineral properties

We have two principal properties—the Farellon and Mateo—consisting of both mining claims and exploration claims that we have assembled since the beginning of 2007 as described in Table 5. These properties are accessible by road from Vallenar as illustrated in Figure 1.

Table 5: Principal properties
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

    Figure 1: Location and access to principal properties.

Capital resources

Our ability to acquire and explore our Chilean claims is subject to our ability to obtain the necessary funding. To assist us with our funding efforts, we have retained the services of the following consultants:

On December 1, 2009 we retained the services of an independent investor relations specialist to handle our corporate communications. We agreed to pay him a monthly compensation in the amount of $5,000 Cdn (approximately $5,000 US) on a month-to-month contract that can be cancelled any time with 30 day’s written notice.

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

Contingencies and commitments

We had no contingencies at April 30, 2010.

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

 Equity financing

To generate working capital, between August 13, 2007 and June 10, 2010 we issued 6,441,256 shares of our common stock and warrants for the purchase of 861,430 shares to raise $2,850,018 under Regulation S promulgated under the Securities Act of 1933. See Table 6 below.

Table 6: Sales of unregistered securities
	Shares				Warrants
Date of issue	Number		Price	Proceeds	Number	Price	Expiry
August 13, 2007	23,810		$4.20	$100,000	11,905	$7.00	August 13, 2009a
April 21, 2008	285,717		$3.50	1,000,000	285,717	$4.90	April 21, 2010a
May 14, 2008	71,430		$4.20	300,000	71,430	$7.00	May 14, 2010a
September 15, 2009	1,428,572		$0.07	100,000
January 19, 2010	250,000		$0.25	62,500	250,000	$0.30	January 19, 2012
January 19, 2010	3,841,727	b	$0.30	1,152,518
March 23, 2010	200,000		$0.25	50,000	200,000	$0.30	March 23, 2012
March 29, 2010	200,000		$0.25	50,000	200,000	$0.30	March 29, 2012
April 14, 2010	40,000		$0.25	10,000	40,000	$0.30	April 14, 2012
April 20, 2010	100,000		$0.25	25,000	100,000	$0.30	April 20, 2012
	6,441,256			$2,850,018	1,159,052
a These warrants expired unexercised. b These shares were issued to pay three related-party creditors.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financing, the issuance of additional shares will result in dilution to our existing shareholders.

Debt financing

As of January 6, 2010, we had borrowed $744,500 from Richard Jeffs, the father of our president, to whom we issued demand promissory notes for the principal sum together with interest of 8%.  We accrued $76,785 in interest payable on these notes. On January 7, 2010, we agreed to convert $814,492 in principal and interest on these loans into 2,714,973 shares of our common stock. In return, Mr. Jeffs agreed to forgive $6,792 in interest accumulated from December 1, 2009 to January 7, 2010.  On February 22, 2010, we borrowed $50,000 from a company owned by Mr. Jeffs, to which we issued a demand promissory note to secure the repayment of the principal sum together with interest at 6% per annum.

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

We do not anticipate generating any revenue over the next twelve months. We plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of a part interest in our mineral properties.   Other than the letter agreement dated April 22, 2010 relating to the private placement of our securities, we do not have any financing arranged.   We cannot assure you that we can raise significant funds through this offering.  Although we have succeeded in raising funds as we have needed them, we cannot assure you that we will be able to raise sufficient funds in order to cover our general and administrative expenses and acquire and develop properties. The downturn in the United States economy could affect potential investors’ willingness to invest in risky ventures such as ours. We may consider entering into a joint venture partnership with a more senior resource company to provide the funding that we need to complete a mineral exploration program in Chile.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

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

Trends, events or uncertainties that may impact results of operations or liquidity

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and to determine if the prices we will receive on the sale of minerals, assuming we begin production in the future, will exceed the cost of mineral exploitation.  If we are unable to raise cash, we may be required to cease our operations. As noted above, we expect our legal and accounting fees to increase since we have resumed the obligation to file reports with the SEC. Other than as discussed in this report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-balance sheet arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Related-party transactions

Table 7 describes amounts due to related parties that were incurred during the three months ended April 30, 2010 and 2009.

Table 7: Due to related parties
	Quarter ended April 30, 2010	Year ended January 31, 2010
Due to Da Costa Management Corp.a	$70,903	$26,324
Due to Fladgate Exploration Consulting Corporation b	$102,857	$48,920
Due to Minera Farellon Limitadac	$13,329	$18,594
Due to Kevin Mitchelld	$10,891	$5,718
a During the three months ended April 30, 2010 and 2009 we paid or accrued a total of $35,446 and $34,960, respectively in consulting and other business expenses to Da Costa Management Corp. This company became related on May 13, 2008 when its owner was appointed CFO and treasurer of Red Metal.
b During the three months ended April 30, 2010 and 2009, we paid or accrued a total of $52,249 and $35,821, respectively in administration, advertising and promotion, mineral exploration, travel and other business expenses to Fladgate Exploration Consulting Corporation., a company controlled by two directors.  The travel and entertainment expenses were incurred primarily for geologists’ travel to and from Chile and for our directors’ to travel to and participate in mining trade shows.
c During the three months ended April 30, 2010 and 2009, we paid or accrued a total of $16,290 and $17,032 in administration, automobile, rental, and other business expenses to Minera Farellon Limitada, a company owned by Kevin Mitchell, a major shareholder, and Richard Jeffs, the father of our president.
d During the period from May 1, 2010 to June 10, 2010 we paid or accrued a total of $2,809 in administration expense to Kevin Mitchell, a major shareholder. During the three months ended April 30, 2010 and 2009, we paid or accrued a total of $6,346 and $5,948, respectively, in administration expenses to Kevin Mitchell, a major shareholder.

Notes payable to related party

Table 8 describes the promissory note and accrued interest payable to Mr. Jeffs, the father of our president, at April 30, 2010, and January 31, 2010.

Table 8: Note payable to Richard Jeffs
	April 30, 2010	January 31, 2010
Note payable, on demand, unsecured, bearing interest
At 6% per annum, compounded monthly	$50,000	$-
Accrued interest	561	-
Total payable to Mr. Jeffs	$50,561	$-

Critical accounting estimates

An appreciation of our critical accounting judgments is necessary to understand our financial results.  These policies may require that we make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for the fair value of our unproved mineral properties, accruals for accounting, auditing, legal expenses and mineral property costs, our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting judgments consistently.

Reclassifications

Certain prior-period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

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

Item 4.  Controls and Procedures.

(a) Disclosure Controls and Procedures

Caitlin Jeffs, our chief executive officer, and John daCosta, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as the term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “evaluation date”).  Based on their evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting

During the period covered by this report, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets is the subject of any pending legal proceedings.

Item 1A.  Risk Factors.

As a smaller reporting company we are not required to provide this information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 23, 2010 we sold 200,000 shares of our common stock and two-year warrants for the purchase of 200,000 shares of our common stock to an accredited investor. The warrant exercise price is $0.30 per share.  The price per unit was $0.25.  We raised $50,000 from this offering.

On March 29, 2010 we sold 200,000 shares of our common stock and two-year warrants for the purchase of 200,000 shares of our common stock to an accredited investor. The warrant exercise price is $0.30 per share.  The price per unit was $0.25.  We raised $50,000 from this offering.

On April 14, 2010 we sold 40,000 shares of our common stock and two-year warrants for the purchase of 200,000 shares of our common stock to an accredited investor. The warrant exercise price is $0.30 per share.  The price per unit was $0.25.  We raised $10,000 from this offering.

On April 20, 2010 we sold 100,000 shares of our common stock and two-year warrants for the purchase of 100,000 shares of our common stock to an accredited investor. The warrant exercise price is $0.30 per share.  The price per unit was $0.25.  We raised $25,000 from this offering.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Articles of Incorporation1
3.2	By-laws1
10.1	Loan Agreement and Promissory Note dated February 11, 2010 between Red Metal Resources Ltd. and Wet Coast Management Corp. in favor of Wet Coast Management Corp.2
16	Letter re change in certifying accountant3
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)4
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)4
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code4
1 Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363
2 Incorporated by reference from the registrant’s report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2010
3 Incorporated by reference from the registrant’s report on Form 10 filed with the Securities and Exchange Commission on February 12, 2010
4 Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Red Metal Resources Ltd. has caused this report to be signed on its behalf by the undersigned, duly authorized.

June 14, 2010

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, President

By:	/s/ John Da Costa
John DaCosta, Chief Financial Officer