Form 10-Q
period 2010-07-31
RED METAL RESOURCES, LTD.
filed 2010-09-13
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________
FORM 10-Q
________

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 10, 2010 the number of shares of the registrant’s classes of common stock outstanding was 10,216,301.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1
CONSOLIDATED BALANCE SHEETS JULY 31, 2010 (UNAUDITED) AND JANUARY 31, 2010	1
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED), AND THE PERIOD FROM INCEPTION (JANUARY 10, 2005)	2
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO JULY 31, 2010	3
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED), AND THE PERIOD FROM INCEPTION (JANUARY 10, 2005)	4
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4. CONTROLS AND PROCEDURES	18

PART II—OTHER INFORMATION	18

ITEM 1. LEGAL PROCEEDINGS	18
ITEM 1A. RISK FACTORS	19
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4. (REMOVED AND RESERVED)	19
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS	19

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2010 (unaudited)	January 31, 2010

ASSETS
Current assets

Cash	$29,101	$7,951
Prepaids and other receivables	18,052	17,175
Total current assets	47,153	25,126

Unproved mineral properties	658,425	643,481
Total assets	$705,578	$668,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$184,725	$129,534
Accrued liabilities	62,603	92,485
Due to related parties	245,281	99,682
Notes payable to related party	51,329	-
Total liabilities	543,938	321,701

Stockholders' equity

Common stock, $0.001 par value, authorized 500,000,000,
10,216,301 and 9,676,301 issued and outstanding at July 31, 2010
and January 31, 2010	10,217	9,677
Additional paid in capital	2,913,300	2,778,840
Deficit accumulated during the exploration stage	(2,699,331)	(2,384,201)
Accumulated other comprehensive loss	(62,546)	(57,410)
Total stockholders' equity	161,640	346,906
Total liabilities and stockholders' equity	$705,578	$668,607

The accompanying notes are an integral part of these consolidated financial statements.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended		From January 10,
	July 31,		July 31,		2005 (Inception)
	2010	2009	2010	2009	to July 31, 2010
Revenue

Royalties	$-	$-	$-	$-	$15,658

Operating Expenses

Administration	11,008	20,290	38,715	38,741	226,473
Advertising and promotion	17,338	4,208	57,609	30,800	270,884
Automobile	5,185	6,291	12,637	11,031	54,232
Bank charges and interest	10,194	1,499	16,349	2,764	28,743
Consulting fees	36,072	8,656	68,995	45,572	361,605
Interest on notes payable	768	15,064	1,329	27,852	71,321
Mineral exploration costs	12,416	21,204	12,971	45,141	739,164
Office	898	851	3,227	2,553	22,449
Professional development	-	-	4,008	-	4,008
Professional fees	15,387	2,860	52,517	36,943	408,918
Rent	3,107	3,006	6,233	6,123	34,942
Regulatory	6,925	1,429	11,440	4,833	45,086
Travel and entertainment	155	5,333	28,708	11,407	174,919
Salaries, wages and benefits	-	4,529	1,015	10,903	47,210
Foreign exchange "gain"	(1,174)	(183)	(623)	(201)	(650)
Write-down of unproved mineral properties	-	16,125	-	126,888	225,685
Total operating expenses	118,279	111,162	315,130	401,350	2,714,989

Net loss	$(118,279)	$(111,162)	$(315,130)	$(401,350)	$(2,699,331)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.10)

Weighted average number of shares
outstanding - basic and diluted	10,216,301	4,156,002	10,040,168	4,156,002

The accompanying notes are an integral part of these consolidated financial statements.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO JULY 31, 2010
(UNAUDITED)

	Common Stock Issued				Accumulated
	Number of		Additional Paid-in	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Net loss for the six months ended July 31, 2009	-	-	-	(401,350)	-	(401,350)
Foreign currency exchange loss	-	-	-	-	(49,645)	(49,645)

Balance at July 31, 2009	4,156,002	4,156	1,469,343	(2,074,806)	(71,239)	(672,546)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss	-	-	-	(309,395)	-	(309,395)
Foreign currency exchange gain	-	-	-	-	13,829	13,829

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss for the six months ended July 31, 2010	-	-	-	(315,130)	-	(315,130)
Foreign currency exchange loss	-	-	-	-	(5,136)	(5,136)

Balance at July 31, 2010	10,216,301	$10,217	$2,913,300	$(2,699,331)	$(62,546)	$161,640

The accompanying notes are an integral part of these consolidated financial statements.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months		From January 10,
	Ended July 31,		2005 (Inception)
	2010	2009	to July 31, 2010
Cash flows used in operating activities:
Net loss	$(315,130)	$(401,350)	$(2,699,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	14,250
Write-down of unproved mineral properties	-	126,888	225,685
Changes in operating assets and liabilities:
Prepaids and other receivables	(877)	(24,903)	(18,052)
Accounts payable	55,191	206,775	194,510
Accrued liabilities	(29,882)	(144,798)	201,658
Due to related parties	145,599	133,307	573,521
Accrued interest on notes payable to related party	1,329	27,852	71,321

Net cash used in operating activities	(143,770)	(76,229)	(1,436,438)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(14,944)	(35,521)	(1,023,165)

Net cash used in investing activities	(14,944)	(35,521)	(1,023,165)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	50,000	139,500	794,500
Proceeds from issuance of common stock	135,000	-	1,756,750

Net cash provided by financing activities	185,000	139,500	2,551,250

Effects of foreign currency exchange	(5,136)	(49,645)	(62,546)

Increase in cash	21,150	(21,895)	29,101

Cash, beginning	7,951	26,115	-

Cash, ending	$29,101	$4,220	$29,101

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

Non-cash financing transactions:
Conversion of debt to related parties to shares of common stock	$-	$-	$(338,026)
Conversion of notes payable to shares of common stock	$-	$-	$(744,500)
Conversion of accrued interest to shares of common stock	$-	$-	$(69,992)

The accompanying notes are an integral part of these consolidated financial statements.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
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

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Red Metal Resources Ltd have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these unaudited interim financial statements. During this period, the Company did not have any material recognizable or reportable subsequent events.

NOTE 2 – RELATED-PARTY TRANSACTIONS

Due to Related Parties

The following amounts are due to related parties:

	July 31, 2010	January 31, 2010

Due to a company owned by an officer	$103,385	$26,324

Due to a company controlled by directors	127,138	48,920
Due to a company owned by a major shareholder and a relative of the president	12,168	18,594

Due to a major shareholder	1,919	5,719

Due to a relative of the president	125	125

Due to a company owned by a major shareholder and a relative of the president	546	-

Total due to related parties (a)	$245,281	$99,682

Note payable to a related party (b)	$51,329	$-

(a) Amounts due to related parties are unsecured and are due on demand. Outstanding amounts due to a company controlled by directors bear interest at 2% compounded monthly.

(b) The principal amount of the note is $50,000, is payable on demand, is unsecured and bears interest at 6% per annum.  Interest of $1,329 had accrued as at July 31, 2010.

Transactions with Related Parties

During the six months ended July 31, 2010 and 2009 the Company incurred the following expenses with related parties:

•	$65,933 and $66,044, respectively, in consulting and other business expenses with a company owned by the chief financial officer of the Company.

•	$77,468 and $68,830, respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses with a company controlled by two directors.

•	$30,202 and $32,650, respectively, in administration, automobile, rental, and other business expenses with a company owned by a major shareholder and a relative of the president.

•	$12,591 and $12,011, respectively, in administration expenses with a major shareholder.

•	$483 and $0, respectively, in reimbursable expenses with a company owned by a major shareholder and a relative of the president.

NOTE 3 – UNPROVED MINERAL PROPERTIES

	July 31, 2010	January 31, 2010

Unproved mineral properties, beginning	$643,481	$753,519
Acquisition	14,944	58,702
Unproved mineral properties written down	-	(168,740)
Unproved mineral properties, ending	$658,425	$643,481

Farellon Property

Farellon Alto Uno al Ocho Mineral Claim

On April 25, 2008, the Company acquired the Farellon Alto Uno al Ocho mining claim located in the Commune of Freirina, Province of Huasco, III Region of Atacama, Chile for $550,000. The claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000.  The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month.  The Company has no obligation to pay the royalty if it does not commence exploitation.  The Company had spent a total of $551,005 on the acquisition of this claim at July 31, 2010, and $550,253 at January 31, 2010.

Cecil Mineral Claims

On September 17, 2008, the Company acquired the Cecil mining claims for $20,000.  The properties are located near the Farellon property in commune of Freirina, Province of Huasco, III Region of Atacama, Chile.  At July 31, 2010, the Company had spent a total of $32,803 on the acquisition of these claims and accrued $3,096 in unpaid property taxes. At January 31, 2010, the Company spent $27,676 on the acquisition of these claims and accrued $3,096 in unpaid property taxes.

Mateo Property

Margarita Claim

On November 27, 2008, the Company purchased the Margarita mining claim for $16,072. At July 31, 2010 the Company had spent a total of $17,078 on the acquisition of this claim and accrued $667 in unpaid property taxes. At January 31, 2010, the Company had spent $16,678 on the acquisition of this claim and accrued $667 in unpaid property taxes.

Che Claims

On October 10, 2008, the Company entered into an option to purchase contract with a related company to acquire an option to purchase the Che Uno and Che Dos mining claims.  Under the terms of the option, as amended, the Company agreed to pay $444 on December 2, 2008 as consideration for the option agreement and $20,000 by April 10, 2011 to acquire the Che claims.  On December 2, 2008, the Company paid the consideration and acquired the option agreement. The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000. The royalty payments are due monthly once exploitation begins and are not subject to minimum payments. The Company has no obligation to pay the royalty if it does not commence exploitation. At July 31, 2010 the Company had spent a total of $1,313 on the acquisition of these claims and accrued $1,264 in unpaid property taxes. At January 31, 2010, the Company spent $778 on the acquisition of these claims and accrued $1,264 in unpaid property taxes.

Mateo Exploration Claims

At July 31, 2010 the Company had spent a total of $6,833 on the acquisition of these claims and accrued $8,304 in unpaid property taxes and other costs. At January 31, 2010, the Company spent $3,839 on the acquisition of these claims and accrued $8,304 in unpaid property taxes and other costs.

Other Property Costs

At July 31, 2010 and January 31, 2010, the Company had spent or accrued a total of $5,209 and $4,364, respectively in acquisition costs for other generative claims.

At July 31, 2010 and January 31, 2010, the Company capitalized $30,853 and $26,561, respectively in Chilean value added tax as part of the unproved mineral claims. This VAT is recoverable from future VAT payable.

NOTE 4 – COMMON STOCK

On March 23, 2010, the Company engaged in a private offering of units pursuant to which it issued 200,000 units at $0.25 per unit for cash of $50,000. Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant is exercisable at $0.30 for two years.  A fair value of $0 has been assigned to the warrants.

On March 29, 2010, the Company engaged in a private offering of units pursuant to which it issued 200,000 units at $0.25 per unit for cash of $50,000. Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant is exercisable at $0.30 for two years.  A fair value of $0 has been assigned to the warrants.

On April 14, 2010, the Company engaged in a private offering of units pursuant to which it issued 40,000 units at $0.25 per unit for cash of $10,000. Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant is exercisable at $0.30 for two years.  A fair value of $0 has been assigned to the warrants.

On April 20, 2010, the Company engaged in a private offering of units pursuant to which it issued 100,000 units at $0.25 per unit for cash of $25,000. Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant is exercisable at $0.30 for two years.  A fair value of $0 has been assigned to the warrants.

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

In response to the difficulty in raising equity capital, we have reduced our costs in Chile by abandoning certain mineral claims that we hadn’t the capital to maintain or explore; reduced our administration, travel and promotion costs; and even terminated our duty to file reports with the Securities and Exchange Commission to save the legal and auditing costs. These measures significantly reduced our operating costs. We own nothing in Chile except our claims and have no long term commitments except the obligation to pay royalties if we exploit our properties. All of our support there—vehicles, office and equipment, and administrative personnel—is supplied under short-term contracts. We resumed filing reports with the Securities and Exchange Commission by filing a registration statement on Form 10 on April 14, 2010, which has increased our legal and auditing costs for the six months ended July 31, 2010.

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

The cost and timing of both phases are subject to the availability of qualified mining personnel, such as consulting geologists and geo-technicians, and drillers and drilling equipment. When we first started exploring in Chile in late 2007 and early 2008, geologists, geo-technicians, drillers and drilling rigs were in short supply, those that were available were often unreliable and very expensive, and we had to work to their schedules rather than to ours. This changed following the market collapse in 2008, but the increasing prices of copper and gold—the price of copper increased steadily from a low of $1.26 per pound in December 2008 to a high of $3.55 per pound in March, 2010, has fluctuated somewhat since then, and is now approximately $3.40 per pound; and the price of gold has increased from a low of $750 per ounce in December 2008 to a high of more than $1,260 per ounce in June 2010—have caused mining companies to increase their operations, reducing the availability of personnel and equipment. Although Chile has a well-trained and qualified mining workforce from which to draw, we have good contacts within the local mining community, and not a lot of early-stage companies such as Red Metal are competing for the available resources, if we are unable to find the personnel and equipment that we need when we need them at the prices that we have estimated today, we might have to revise or postpone our plans.

At July 31, 2010, we had a working capital deficit of $496,785 and maintained $29,101 cash. To complete our exploration programs, we will have to raise approximately $2.1 million in capital. We will also have to raise approximately $400,000 to cover our estimated expenditures for legal, audit and other professional fees, administration, consulting, advertising and promotion, office and vehicle rental that we will incur over the next 12 months. We have engaged a broker-dealer to assist us with our capital raising efforts. We cannot predict whether the equity markets will stabilize or whether we will be able to raise the capital necessary to carry on operating or to execute our proposed exploration programs. If we are unable to raise the capital that we need to meet our operating needs, we might have to alter our business plan and revise or postpone our exploration and development plans.

Results of operations

summary of financial condition

Table 1 summarizes and compares our financial condition at the six months ended July 31, 2010 and the year ended January 31, 2010.

Table 1: Comparison of financial condition
	July 31, 2010	January 31, 2010
Working capital deficit	$(496,785)	$(296,575)
Current assets	$47,153	$25,126
Unproved mineral properties	$658,425	$643,481
Total liabilities	$543,938	$321,701
Common stock and additional paid in capital	$2,923,517	$2,788,517
Deficit	$(2,699,331)	$(2,384,201)

comparison of prior quarterly results

Tables 2.1 and 2.2 present selected financial information for each of the past eight quarters.

Table 2.1: Summary of quarterly results (October 31, 2009 – July 31, 2010)
	October 31, 2009	January 31, 2010	April 30, 2010	July 31, 2010
Revenue	–	–	–	–
Net loss	$(105,334)	$(204,061)	$(196,851)	$(118,279)
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.02)	$(0.01)

Table 2.2: Summary of quarterly results (October 31, 2008 – July 31, 2009)
	October 31, 2008	January 31, 2009	April 30, 2009	July 31, 2009
Revenue	$4,462	$1,397	–	–
Net loss	$(374,250)	$(371,841)	$(290,188)	$(111,162)
Basic and diluted loss per share	$(0.09)	$(0.09)	$(0.07)	$(0.03)

All of the revenue that we received during the two quarters ended October 31, 2008 and January 31, 2009 was the result of a 5% royalty from Minera Farellon, which had the right to mine our Santa Rosa claims.  On October 27, 2008, Minera Farellon stopped mining the Santa Rosa claims, which ended our royalty revenue. In November 2008, we terminated our option agreement to purchase the Santa Rosa. Due to the exploration rather than production nature of our business, we do not expect to have operating revenue within the next year.

During the quarter ended October 31, 2008 we continued acquiring mineral claims, which increased our administration, advertising, mineral exploration and professional costs. Due to the downturn in the economy, we substantially decreased our operations during the quarters ended April 30, 2009 and July 31, 2009. Excluding the written down unproved mineral claims, our net losses for these quarters were $179,425 and $95,037 respectively. During the quarter ended October 31, 2009 we conducted a drilling program on one of our properties, which increased our mineral exploration costs. Excluding the recovery of written down unproved mineral property costs, our net loss for the third quarter of fiscal 2010 was $202,537. During the quarter ended January 31, 2010, we filed a registration statement on form 10 to resume our reporting obligations, which resulted in a substantial increase in our professional fees. During the quarter ended April 30, 2010, we filed an amendment to our form 10 and increased our investor-related activities, which increased our travel and entertainment costs, investor relations costs and professional fees. During the quarter ended July 31, 2010, we maintained our investor-related activities on a moderate level and decreased our travel costs and professional fees, which resulted in a decrease in our net loss for the quarter.

Selected Financial Results

Three and six months ended July 31, 2010 and 2009

Our operating results for the three and six months ended July 31, 2010 and 2009 and the changes in our operating results between those periods are summarized in Table 3.

Table 3: Changes in operating results
	Three months ended July 31,		Changes between the periods ended July 31,	Six months ended July 31,		Changes between the periods ended July 31,
	2010	2009	2010 and 2009	2010	2009	2010 and 2009

Operating Expenses
Administration	$11,008	$20,290	$(9,282)	$38,715	$38,741	$(26)
Advertising and promotion	17,338	4,208	13,130	57,609	30,800	26,809
Automobile	5,185	6,291	(1,106)	12,637	11,031	1,606
Bank charges and interest	10,194	1,499	8,695	16,349	2,764	13,585
Consulting fees	36,072	8,656	27,416	68,995	45,572	23,423
Interest on notes payable	768	15,064	(14,296)	1,329	27,852	(26,523)
Mineral exploration costs	12,416	21,204	(8,788)	12,971	45,141	(32,170)
Office	898	851	47	3,227	2,553	674
Professional development	–	–	–	4,008	–	4,008
Professional fees	15,387	2,860	12,527	52,517	36,943	15,574
Rent	3,107	3,006	101	6,233	6,123	110
Regulatory	6,925	1,429	5,496	11,440	4,833	6,607
Travel and entertainment	155	5,333	(5,178)	28,708	11,407	17,301
Salaries, wages and benefits	–	4,529	(4,529)	1,015	10,903	(9,888)
Foreign exchange loss (gain)	(1,174)	(183)	(991)	(623)	(201)	(422)
Written down unproved mineral properties	–	16,125	(16,125)	–	126,888	(126,888)
Net loss	$118,279	$111,162	$7,117	$315,130	$401,350	$(86,220)

Operating expenses. Our operating expenses increased by $7,117, or 6%, from $111,162 for the three months ended July 31, 2009 to $118,279 for the three months ended July 31, 2010.

On a year-to-date basis, our operating expenses decreased by $86,220, or 21%, from $401,350 for the six months ended July 31, 2009 to $315,130 for the six months ended July 31, 2010.

The most significant year-to-date changes were:

•
During the six months ended July 31, 2009, we wrote down $126,888 in mineral property acquisition costs after we wrote down several generative claims. During the six months ended July 31, 2010, we did not write down any of our properties.

•
During the six months ended July 31, 2009, we contracted services the of a full-time geologist that resulted in mineral exploration expenditures of $45,141 as opposed to $12,971 during the same period of 2010.

•	Our advertising and promotion and travel and entertainment expenses increased by $26,809 and $17,301, respectively, as a result of increased investor relations activities.
•
Our bank charges and interest costs increased by $13,585, to $16,349 during the six months ended July 31, 2010 compared to $2,764 for the six months ended July 31, 2009, reflecting interest accrued on some outstanding vendor invoices.

•
 On April 14, 2010, we resumed our duty to file reports with the Securities and Exchange Commission, which resulted in an increase of our professional and regulatory fees by $15,574 and $6,607, respectively.

•
During the six months ended July 31, 2010 we accrued $1,329 in interest on the promissory note outstanding at July 31, 2010. During the six months ended July 31, 2009 we accrued $27,852 in interest on promissory notes outstanding at July 31, 2009.

Liquidity

going concern

The unaudited consolidated financial statements included in this form 10-Q have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs.  We plan to obtain sufficient working capital through additional debt or equity financing and private loans, although there is no guarantee that we will be successful in our efforts to raise working capital.  At July 31, 2010, we had a working capital deficit of $496,785 and accumulated losses of $2,699,331 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a lesser extent, from mining royalties.

Sources and uses of cash

Six months ended July 31, 2010 and 2009

Table 4: Summary of sources and uses of cash
	July 31,
	2010	2009
Net cash provided by financing activities	$185,000	$139,500
Net cash used in operating activities	(143,770)	(76,229)
Net cash used in investing activities	(14,944)	(35,521)
Effect of foreign currency exchange	(5,136)	(49,645)
Net increase in cash	$21,150	$(21,895)

Net cash provided by financing activities. During the six months ended July 31, 2010, we issued 540,000 shares of our common stock to three subscribers for $135,000, and borrowed $50,000 from a company owned by the father of a director. During the six months ended July 31, 2009, we borrowed $139,500 from the father of a director.

Net cash used in operating activities. During the six months ended July 31, 2010, we used net cash of $143,770 in operating activities. We used $315,130 to cover operating costs and decreased our accrued liabilities and increased prepaid expenses and accounts receivable by $29,882 and $877 respectively. These uses of cash were offset by net increases in accounts payable of $55,191, consisting mainly of legal and audit fees incurred in preparing and filing our form 10 and the amendments to it; accounts payable to related parties of $145,599 for administration, consulting, advertising and promotion, office, automobile, mineral exploration, rental and travel expenses; and accrued interest on our notes payable to a related party of $1,329.

During the six months ended July 31, 2009, we used net cash of $76,229 in operating activities. We used $401,350 to cover our operating costs for the period and decreased our accrued liabilities by $144,798 and increased prepaid expenses and accounts receivable by $24,903. We increased our accounts payable by $206,775, mainly associated with the reclassification of accrued mineral property costs; amounts due to related parties by $133,307; and interest accrued on our notes payable by $27,852. We wrote down our unproved mineral properties and wrote off acquisition costs for the unproved mineral properties that we decided not to maintain for a total of $126,888.

Net cash used in investing activities. During the six months ended July 31, 2010, we spent $14,944 on property taxes associated with our mineral claims, and capitalized Chilean value-added tax as part of the unproved mineral claims. This VAT is recoverable from future VAT payable.

During the six months ended July 31, 2009, we spent $35,521 acquiring mineral claims and options to acquire mineral claims.

Since inception through July 31, 2010, we have invested $1,023,165 acquiring our mineral claims.

Unproved mineral properties

We have two principal properties—the Farellon and Mateo—consisting of both mining claims and exploration claims that we have assembled since the beginning of 2007 as described in Table 5. These properties are accessible by road from Vallenar as illustrated in Figure 1.

Table 5: Principal properties
		Hectares
Property	Percentage, type of claim	Per claim	Total
Farellon
Farellon 1 – 8 claim	100%, mensura	66
Farellon 2 and 3 claims	100%, pedimentoa		500
Cecil 1 – 49 claims	100%, mensura	230
Cecil 1 – 40 and Burghley 1 – 60 claims	100%, manifestacion	500	730
			1,230
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	Option for 100%, mensura	76
Irene & Irene II claims	Purchase agreement for 100%, mensura	60
Mateo claims	100%, pedimentob		2,200
			3,430
a These pedimentos are staked over the Farellon mensura to claim the mineral interests around it and include the 66 hectares covered by the mensura.
b This pedimento is staked over the Margarita, Che, and Irene mensuras to claim the mineral interests between them and includes the 192 hectares covered by the mensuras.

    Figure 1: Location and access to principal properties

Capital resources

Our ability to acquire and explore our Chilean claims is subject to our ability to obtain the necessary funding. To assist us with our funding efforts, we have retained the services of the following consultants:

On December 1, 2009 we retained the services of an independent investor relations specialist to handle our corporate communications. We agreed to pay him $5,000 Cdn (approximately $5,000 US) monthly on a month-to-month contract that can be cancelled any time with 30 days’ written notice.

On April 22, 2010 we entered into a one-year agreement with a broker-dealer as our exclusive agent to arrange funding for us of either equity or debt. We agreed to pay the broker-dealer the following compensation for any financing attributable to the broker-dealer during the term of the agreement and for one year following the termination of the agreement if we complete a financing with anyone introduced to us during the term:

•	a cash fee equal to 10% of the proceeds that we receive from a financing
•	warrants equal to 10% of the common stock or common stock equivalent that we issue in a financing on the same terms as any warrants that are a part of the financing
•	all reasonable out-of-pocket expenses up to 1.5% of the funds raised

The securities issued will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Contingencies and commitments

We had no contingencies at July 31, 2010.

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

•
Irene option. Under the terms of our option agreement with Minera Farellon, we must pay 21 million Chilean pesos (approximately $40,500US) to exercise the option and purchase the Irene claims on the earlier of December 1, 2010 and five days after we complete a financing under the broker-dealer agreement dated April 22, 2010.

Equity financing

To generate working capital, between February 1, 2010 and September 8, 2010 we issued 540,000 shares of our common stock and warrants for the purchase of 540,000 shares to raise $135,000 under Regulation S promulgated under the Securities Act of 1933. See Table 6 below.

Table 6: Sales of unregistered securities
	Shares			Warrants
Date of issue	Number	Price	Proceeds	Number	Price	Expiry
March 23, 2010	200,000	$0.25	50,000	200,000	$0.30	March 23, 2012
March 29, 2010	200,000	$0.25	50,000	200,000	$0.30	March 29, 2012
April 14, 2010	40,000	$0.25	10,000	40,000	$0.30	April 14, 2012
April 20, 2010	100,000	$0.25	25,000	100,000	$0.30	April 20, 2012
	540,000		$135,000	540,000

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financing, the issuance of additional shares will result in dilution to our existing shareholders.

Debt financing

On February 22, 2010, we borrowed $50,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 6% per annum.  See Table 8 below.

Challenges and risks

Although we have raised $185,000 since February 1, 2010, our cash position is inadequate to satisfy our working capital needs for the next twelve months.  Over the next twelve months we will need to raise capital to cover our operating costs, fulfill the obligations due under our property agreements, and pay exploration or development costs on our properties.

With the exception of legal and accounting fees, which we expect to increase since we have resumed the obligation to file reports with the SEC, we expect our general and administrative expenses to remain about the same. These costs include exploring and developing our mineral properties and sourcing additional mineral properties and exploration claims.  We are reviewing other mineral claims and could decide to buy or stake more mineral claims or to acquire options to buy more claims, which would require that we raise more capital.

We do not anticipate generating any revenue over the next twelve months. We plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of a part interest in our mineral properties. Other than the letter agreement dated April 22, 2010 relating to the private placement of our securities, we do not have any financing arranged. We cannot assure you that we can raise significant funds through this offering. Although we have succeeded in raising funds as we have needed them, we cannot assure you that we will be able to raise sufficient funds in order to cover our general and administrative expenses and acquire and develop properties. Many factors affect the willingness of potential investors to invest in risky ventures such as ours, but we believe that the recession in the United States is currently the biggest factor impacting the capital markets.  We believe that the recession has resulted in a decline in the number of investors who could be interested in providing funding to us and we are unsure how long the recession will continue.  We may consider entering into a joint venture partnership with a more senior resource company to provide the funding that we need to complete a mineral exploration program in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

Investments in and expenditures on mineral interests

Realization of our investments in mineral properties depends upon our maintaining legal ownership, producing from the properties or gainfully disposing of them.

Title to mineral claims involves risks inherent in the difficulties of determining the validity of claims as well as the potential for problems arising from the ambiguous conveyancing history characteristic of many mineral claims. Our contracts and deeds have been notarized, recorded in the registry of mines and published in the mining bulletin. We regularly review the mining bulletin and other records to discover whether any of our titles are jeopardized. To the best of our knowledge, we have taken the steps necessary to ensure that we have good title to our mineral claims.

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

Trends, events or uncertainties that may impact results of operations or liquidity

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and to determine if the prices we will receive on the sale of minerals, assuming we begin production in the future, will exceed the cost of mineral exploitation.  If we are unable to raise cash, we may be required to cease our operations Other than as discussed in this report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-balance sheet arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Related-party transactions

Table 7 describes amounts that were due to related parties at the fiscal year ended January 31, 2010 and the period ended July 31, 2010.

Table 7: Due to related parties
	July 31, 2010	January 31, 2010
Due to Da Costa Management Corp.	$103,385	$26,324
Due to Fladgate Exploration Consulting Corporation	$127,138	$48,920
Due to Minera Farellon Limitada	$12,168	$18,594
Due to Kevin Mitchell	$1,919	$5,719

During the six months ended July 31, 2010 and July 31, 2009 we recorded the expenses described below with related parties:

●	$65,933 and $66,044, respectively, in consulting and other business expenses for services provided by Da Costa Management Corp., a company owned by our CFO and treasurer
●
$77,468 and $68,830, respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses for services provided by or paid on our behalf by Fladgate Exploration Consulting Corporation, a company controlled by our directors

●
$30,202 and $32,650, respectively, in administration, automobile, rental, and other business expenses for services provided by Minera Farellon Limitada, a company owned by Kevin Mitchell, a major shareholder, and Richard Jeffs, the father of our president

●	$12,591 and $12,011, respectively, in administration expenses for services provided by Kevin Mitchell

Notes payable to related party

Table 8 describes the promissory note and accrued interest payable to a company owned by Richard Jeffs, the father of our president, at July 31, 2010, and January 31, 2010.

Table 8: Note payable
	July 31, 2010	January 31, 2010
Note payable on demand, unsecured, bearing interest at 6% per annum, compounded monthly	$50,000	–
Accrued interest	1,329	–
Total payable to the company owned by Mr. Jeffs	$51,329	–

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

Unproved mineral property costs

We have been in the exploration stage since our inception on January 10, 2005 and have not yet generated significant revenue from our operations. We are primarily engaged in acquiring and exploring mining claims. We expense our mineral exploration costs as we incur them. When we determine that a mineral claim can be economically developed as a result of establishing proven and probable reserves, we capitalize the costs then incurred to develop the claim and will amortize them using the units-of-production method over the estimated life of the probable reserve. If mineral claims are subsequently abandoned or impaired, we will charge capitalized costs to operations.

Financial instruments

Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, accrued professional fees and accrued mineral property costs. The fair value of these financial instruments approximates their carrying values due to their short maturities.

Recently Adopted Accounting Guidance

We have reviewed recently issued accounting pronouncements and plan to adopt those that apply to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide this disclosure.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

Caitlin Jeffs, our chief executive officer and president, and John da Costa, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as the term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “evaluation date”).  Based on their evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A.  Risk Factors

As a smaller reporting company we are not required to provide this information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Articles of Incorporation1
3.2	By-laws1
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)2
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)2
32	Certification pursuant to Section 1350 of Title 18 of the United States Code2
1 Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363 2Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 13, 2010

RED METAL RESOURCES LTD.

By:	/s/Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ John Da Costa
John DaCosta, Chief Financial Officer