Form 10-Q
period 2010-10-31
RED METAL RESOURCES, LTD.
filed 2010-12-13
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______

FORM 10-Q
_______

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant is not yet required to comply with this requirement.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 13, 2010 the number of shares of the registrant’s classes of common stock outstanding was 10,216,301.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS.	1
CONSOLIDATED BALANCE SHEETS OCTOBER 31, 2010 (UNAUDITED) AND JANUARY 31, 2010	1
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2010 AND 2009 (UNAUDITED), AND THE PERIOD FROM INCEPTION (JANUARY 10, 2005)	2
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JANUARY 10, 2001 (INCEPTION) TO OCTOBER 31, 2010	3
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED OCTOBER 31, 2010 AND 2009 (UNAUDITED), AND THE PERIOD FROM INCEPTION (JANUARY 31, 2005)	4
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	8
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	19
ITEM 4. CONTROLS AND PROCEDURES.	19

PART II—OTHER INFORMATION	19

ITEM 1. LEGAL PROCEEDINGS.	19
ITEM 1A. RISK FACTORS.	20
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	20
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.	20
ITEM 4. (REMOVED AND RESERVED).	20
ITEM 5. OTHER INFORMATION.	20
ITEM 6. EXHIBITS.	20

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES, LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2010 (unaudited)	January 31, 2010

ASSETS
Current assets

Cash	$577	$7,951
Prepaids and other receivables	35,987	17,175
Total current assets	36,564	25,126

Unproved mineral properties	660,817	643,481
Total assets	$697,381	$668,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$209,303	$129,534
Accrued liabilities	59,629	92,485
Due to related parties	363,366	99,682
Notes payable to related party	62,193	-
Total liabilities	694,491	321,701

Stockholders' equity

Common stock, $0.001 par value, authorized 500,000,000,
10,216,301 and 9,676,301 issued and outstanding at October 31, 2010 and January 31, 2010	10,217	9,677
Additional paid in capital	2,913,300	2,778,840
Deficit accumulated during the exploration stage	(2,853,767)	(2,384,201)
Accumulated other comprehensive loss	(66,860)	(57,410)
Total stockholders' equity	2,890	346,906
Total liabilities and stockholders' equity	$697,381	$668,607

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended		From January 10,
	October 31,		October 31,		2005 (Inception)
	2010	2009	2010	2009	to October 31, 2010
Revenue

Royalties	$-	$-	$-	$-	$15,658

Operating Expenses

Administration	27,812	17,302	66,527	60,283	254,285
Advertising and promotion	25,488	-	83,097	26,560	296,372
Automobile	5,709	5,643	18,346	16,674	59,941
Bank charges and interest	8,182	2,123	24,531	4,887	36,925
Consulting fees	38,800	32,654	107,795	78,226	400,405
Interest on notes payable	864	15,953	2,193	43,805	72,185
Mineral exploration costs	548	117,781	13,519	162,922	739,712
Office	3,069	1,066	6,296	3,619	25,518
Professional development	-	-	4,008	-	4,008
Professional fees	19,661	(2,230)	72,178	34,713	428,579
Rent	3,333	3,014	9,566	9,137	38,275
Regulatory	425	1,263	11,865	6,096	45,511
Travel and entertainment	18,299	5,182	47,007	16,589	193,218
Salaries, wages and benefits	2,161	3,085	3,168	13,988	49,363
Foreign exchange (gain) loss	85	(299)	(530)	(500)	(557)
Write-down of unproved mineral properties	-	(97,203)	-	29,685	225,685
Total operating expenses	154,436	105,334	469,566	506,684	2,869,425

Net loss	$(154,436)	$(105,334)	$(469,566)	$(506,684)	$(2,853,767)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.12)

Weighted average number of shares
outstanding - basic and diluted	10,216,301	4,870,288	10,099,524	4,396,714

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,428,572	1,428	98,572	-	-	100,000
Net loss for the nine months ended October 31, 2009	-	-	-	(506,684)	-	(506,684)
Foreign currency exchange loss	-	-	-	-	(32,321)	(32,321)

Balance at October 31, 2009	5,584,574	5,584	1,567,915	(2,180,140)	(53,915)	(660,556)

Common stock issued for cash	250,000	250	62,250	-	-	62,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss	-	-	-	(204,061)	-	(204,061)
Foreign currency exchange loss	-	-	-	-	(3,495)	(3,495)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss for the nine months ended October 31, 2010	-	-	-	(469,566)	-	(469,566)
Foreign currency exchange loss	-	-	-	-	(9,450)	(9,450)

Balance at October 31, 2010	10,216,301	$10,217	$2,913,300	$(2,853,767)	$(66,860)	$2,890

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months		From January 10,
	Ended October 31,		2005 (Inception)
	2010	2009	to October 31, 2010
Cash flows used in operating activities:
Net loss	$(469,566)	$(506,684)	$(2,853,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	14,250
Write-down of unproved mineral properties	-	168,740	225,685
Changes in operating assets and liabilities:
Prepaids and other receivables	(18,812)	(3,399)	(35,987)
Accounts payable	79,769	51,185	219,088
Accrued liabilities	(32,856)	(131,771)	200,868
Due to related parties	263,684	196,104	689,422
Accrued interest on notes payable to related party	2,193	43,805	72,185

Net cash used in operating activities	(175,588)	(182,020)	(1,468,256)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(17,336)	(39,960)	(1,025,557)

Net cash used in investing activities	(17,336)	(39,960)	(1,025,557)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	60,000	164,500	804,500
Proceeds from issuance of common stock	135,000	100,000	1,756,750

Net cash provided by financing activities	195,000	264,500	2,561,250

Effects of foreign currency exchange	(9,450)	(32,321)	(66,860)

Increase in cash	(7,374)	10,199	577

Cash, beginning	7,951	26,115	-

Cash, ending	$577	$36,314	$577

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

Non-cash financing transactions:
Conversion of debt to related parties to shares of common stock	$-	$-	$(338,026)
Conversion of notes payable to shares of common stock	$-	$-	$(744,500)
Conversion of accrued interest to shares of common stock	$-	$-	$(69,992)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
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

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Red Metal Resources Ltd have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – RELATED-PARTY TRANSACTIONS

Due to Related Parties

The following amounts are due to related parties:

	October 31, 2010	January 31, 2010

Due to a company owned by an officer	$161,888	$26,324

Due to a company controlled by directors	159,986	48,920

Due to a company owned by a major shareholder and a relative of the president	32,657	18,594

Due to a major shareholder	8,158	5,719

Due to a relative of the president	125	125

Due to a company owned by a major shareholder and a relative of the president	552	-

Total due to related parties (a)	$363,366	$99,682

Note payable to a related party (b)	$52,110	$-
Note payable to a director (c)	10,083	-
Total notes payable to related parties	$62,193	$-

(a) Amounts due to related parties are unsecured, are due on demand, and bear no interest.

(b) The principal amount of the note payable to a related party is $50,000, is payable on demand, unsecured and bears interest at 6% per annum.  Interest of $2,110 had accrued as at October 31, 2010.

(c) The principal amount of the note payable to a director is $10,000, is payable on demand, is unsecured and bears interest at 8% per annum.  Interest of $83 had accrued as at October 31, 2010.

See Note 5 – Subsequent Event.

Transactions with Related Parties

During the nine months ended October 31, 2010 and 2009 the Company incurred the following expenses with related parties:

•	$119,273 and $96,418, respectively, in consulting and other business expenses with a company owned by the chief financial officer of the Company.

•	$104,125 and $89,192 respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses with a company controlled by two directors.

•	$83 and $0, respectively, in interest on note payable issued to a director of the Company.

•	$45,748 and $46,470, respectively, in administration, automobile, rental, and other business expenses with a company owned by a major shareholder and a relative of the president.

•	$19,324 and $18,608, respectively, in administration expenses with a major shareholder.

•	$2,627 and $0, respectively, in reimbursable expenses with a company owned by a major shareholder and a relative of the president.

NOTE 3 – UNPROVED MINERAL PROPERTIES

	October 31, 2010	January 31, 2010

Unproved mineral properties, beginning	$643,481	$753,519
Acquisition	17,336	58,702
Unproved mineral properties written down	-	(168,740)
Unproved mineral properties, ending	$660,817	$643,481

Farellon Property

Farellon Alto Uno al Ocho Mineral Claim

On April 25, 2008, the Company acquired the Farellon Alto Uno al Ocho mining claim located in the Commune of Freirina, Province of Huasco, III Region of Atacama, Chile for $550,000. The claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000. The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month. The Company has no obligation to pay the royalty if it does not commence exploitation.  The Company had spent a total of $551,202 on the acquisition of this claim at October 31, 2010, and $550,253 at January 31, 2010.

Cecil Mineral Claims

On September 17, 2008, the Company acquired the Cecil mining claims for $20,000. The properties are located near the Farellon property in commune of Freirina, Province of Huasco, III Region of Atacama, Chile. At October 31, 2010, the Company had spent a total of $32,803 on the acquisition of these claims and accrued $3,096 in unpaid property taxes. At January 31, 2010, the Company spent $27,676 on the acquisition of these claims and accrued $3,096 in unpaid property taxes.

Mateo Property

Margarita Claim

On November 27, 2008, the Company purchased the Margarita mining claim for $16,072. At October 31, 2010 the Company had spent a total of $17,078 on the acquisition of this claim and accrued $667 in unpaid property taxes. At January 31, 2010, the Company had spent $16,678 on the acquisition of this claim and accrued $667 in unpaid property taxes.

Che Claims

On October 10, 2008, the Company entered into an option to purchase contract with a related company to acquire an option to purchase the Che Uno and Che Dos mining claims. Under the terms of the option, as amended, the Company agreed to pay $444 on December 2, 2008 as consideration for the option agreement and $20,000 by April 10, 2011 to acquire the Che claims. On December 2, 2008, the Company paid the consideration and acquired the option agreement. The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000. The royalty payments are due monthly once exploitation begins and are not subject to minimum payments. The Company has no obligation to pay the royalty if it does not commence exploitation. At October 31, 2010 the Company had spent a total of $1,313 on the acquisition of these claims and accrued $1,264 in unpaid property taxes. At January 31, 2010, the Company spent $778 on the acquisition of these claims and accrued $1,264 in unpaid property taxes.

Mateo Exploration Claims

At October 31, 2010 the Company had spent a total of $6,833 on the acquisition of these claims and accrued $8,304 in unpaid property taxes and other costs. At January 31, 2010, the Company spent $3,839 on the acquisition of these claims and accrued $8,304 in unpaid property taxes and other costs.

Irene Claims

On September 24, 2010 the Company entered into a purchase agreement with a related company to acquire the Irene claims. Under the terms of the agreement, as amended, the Company must pay 21 million Chilean pesos (approximately $43,000 US) by March 1, 2011 to exercise the option and purchase the Irene claims.  At October 31, 2010, the Company capitalized $838 in acquisition costs for these claims.

Other Property Costs

At October 31, 2010 and January 31, 2010, the Company had spent or accrued a total of $5,209 and $4,364, respectively in acquisition costs for other generative claims.

At October 31, 2010 and January 31, 2010, the Company capitalized $32,210 and $26,561, respectively in Chilean value added tax as part of the unproved mineral claims. This VAT is recoverable from future VAT payable.

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

NOTE 5 – SUBSEQUENT EVENT

On November 30, 2010, the Company issued the note payable to a director for CDN$10,000. The note is payable on demand, is unsecured and bears interest at 8% per annum.

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

We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You should refer to, and carefully review, the information in future documents we file with the Securities and Exchange Commission.

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

Overview

Red Metal is a mineral exploration company engaged in locating, and eventually developing, mineral resources in Chile. Our business strategy is to identify, acquire and explore prospective mineral claims with a view to either developing them ourselves or, more likely, finding a joint venture partner with the mining experience and financial means to undertake the development. All of our claims are in the Candelaria IOCG belt in the Chilean Coastal Cordillera.

We have had only marginal revenue-generating operations and are dependent upon the equity markets for our working capital. The collapse of the equity markets late in 2008, and the economic uncertainty and market instability that followed, affected our ability to raise equity capital.  Market prices of copper and gold overall are presently moving in a positive direction and we are more optimistic that we can raise equity capital under these market conditions.

In response to the economic environment of 2008 and the fact that we have only nominal revenues, in 2009 we terminated our duty to file reports with the Securities and Exchange Commission to save the legal and  auditing costs. We resumed filing reports by filing a registration statement on Form 10 on April 14, 2010, which has increased our legal and auditing costs for the nine months ended October 31, 2010.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. We own nothing in Chile except our claims and have no long term commitments except the obligation to pay royalties if we exploit our properties. All of our support there—vehicles, office and equipment, and administrative personnel—is supplied under short-term contracts.

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

The cost and timing of both phases are subject to the availability of qualified mining personnel, such as consulting geologists and geo-technicians, and drillers and drilling equipment. When we first started exploring in Chile in late 2007 and early 2008, geologists, geo-technicians, drillers and drilling rigs were in short supply, those that were available were often unreliable and very expensive, and we had to work to their schedules rather than to ours. This changed following the market collapse in 2008, but the increasing prices of copper and gold—the price of copper increased steadily from a low of $1.26 per pound in December 2008 to a high of $4.03 per pound in November, 2010; and the price of gold has increased from a low of $750 per ounce in December 2008 to a high of $1,420 per ounce in November 2010—have caused mining companies to ramp up their operations, reducing the availability of personnel and equipment.

Although Chile has a well-trained and qualified mining workforce from which to draw and few early-stage companies such as Red Metal are competing for the available resources, if we are unable to find the personnel and equipment that we need when we need them at the prices that we have estimated today, we might have to revise or postpone our plans.

At October 31, 2010, we had a working capital deficit of $657,927 and $577 cash. To complete our exploration programs, we must raise a significant amount of capital to advance our mineral projects. We also must raise funds to cover our estimated expenditures for legal, audit and other professional fees, administration, consulting, advertising and promotion, office and vehicle rental that we will incur over the next 12 months.  We cannot predict whether the equity markets will stabilize or whether we will be able to raise the capital necessary to carry on operating or to execute our proposed exploration programs. If we are unable to raise the capital that we need to meet our operating needs, we might have to alter our business plan and revise or postpone our exploration and development plans.

Results of operations

summary of financial condition

Table 1 summarizes and compares our financial condition at the nine months ended October 31, 2010 and the year ended January 31, 2010.

Table 1: Comparison of financial condition
	October 31, 2010	January 31, 2010
Working capital deficit	$(657,927)	$(296,575)
Current assets	$36,564	$25,126
Unproved mineral properties	$660,817	$643,481
Total liabilities	$694,491	$321,701
Common stock and additional paid in capital	$2,923,517	$2,788,517
Deficit	$(2,853,767)	$(2,384,201)

comparison of prior quarterly results

Tables 2.1 and 2.2 present selected financial information for each of the past eight quarters.

Table 2.1: Summary of quarterly results (January 31, 2010–October 31, 2010)
	January 31, 2010	April 30, 2010	July 31, 2010	October 31, 2010
Revenue	–	–	–	–
Net loss	$(204,061)	($196,851)	($118,279)	($154,436)
Basic and diluted loss per share	$(0.03)	($0.02)	($0.01)	($0.02)

Table 2.2: Summary of quarterly results (January 31, 2009 – October 31, 2009)
	January 31, 2009	April 30, 2009	July 31, 2009	October 31, 2009
Revenue	$1,397	–	–	–
Net loss	$(371,841)	($290,188)	$(111,162)	$(105,334)
Basic and diluted loss per share	$(0.09)	($0.07)	$(0.03)	$(0.02)

All of the revenue we received during the quarter ended January 31, 2009 was the result of a 5% royalty from Minera Farellon, which had the right to mine our Santa Rosa claims.  On October 27, 2008, Minera Farellon stopped mining the Santa Rosa claims, which ended our royalty revenue. In November 2008, we terminated our option agreement to purchase the Santa Rosa. Due to the exploration rather than production nature of our business, we do not expect to have operating revenue within the next year.

During the quarter ended January 31, 2009 we continued acquiring mineral claims, which increased our administration, advertising, mineral exploration, and professional overheads. Due to the downturn in the economy, we substantially decreased our operations during the quarters ended April 30, 2009 and July 31, 2009. Excluding the written down unproved mineral claims, our net losses for these quarters were $179,425 and $95,037, respectively. During the quarter ended October 31, 2009 we conducted a drilling program on one of our properties, which increased our mineral exploration costs. Excluding the recovery of written down unproved mineral property costs, our net loss for the third quarter of fiscal 2010 was $202,537. During the quarter ended January 31, 2010, we filed a registration statement on Form 10 to resume our reporting obligations, which resulted in a substantial increase in our professional fees. During the quarter ended April 30, 2010, we filed an amendment to our Form 10 and increased our investor-related activities, which increased our travel and entertainment costs, investor relations costs and professional fees. During the quarter ended July 31, 2010, we maintained our investor-related activities on a moderate level and decreased our travel costs and professional fees, which resulted in a decrease in our net loss for the quarter. During the quarter ended October 31, 2010, we increased our efforts to secure financing, which resulted in increases in advertising and travel and entertainment costs.

Selected Financial Results

Three and nine months ended October 31, 2010 and 2009

Our operating results for the three and nine months ended October 31, 2010 and 2009 and the changes in our operating results between those periods are summarized in Table 3.

Table 3: Changes in operating results
	Three months ended October 31,		Changes between the periods ended October 31,	Nine months ended October 31,		Changes between the periods ended October 31,
	2010	2009	2010 and 2009	2010	2009	2010 and 2009
Operating Expenses
Administration	$27,812	$17,302	$10,510	$66,527	$60,283	$6,244
Advertising and promotion	25,488	–	25,488	83,097	26,560	56,537
Automobile	5,709	5,643	66	18,346	16,674	1,672
Bank charges and interest	8,182	2,123	6,059	24,531	4,887	19,644
Consulting fees	38,800	32,654	6,146	107,795	78,226	29,569
Interest on notes payable	864	15,953	(15,089)	2,193	43,805	(41,612)
Mineral exploration costs	548	117,781	(117,233)	13,519	162,922	(149,403)
Office	3,069	1,066	2,003	6,296	3,619	2,677
Professional development	–	–	–	4,008	–	4,008
Professional fees	19,661	(2,230)	21,891	72,178	34,713	37,465
Rent	3,333	3,014	319	9,566	9,137	429
Regulatory	425	1,263	(838)	11,865	6,096	5,769
Travel and entertainment	18,299	5,182	13,117	47,007	16,589	30,418
Salaries, wages and benefits	2,161	3,085	(924)	3,168	13,988	(10,820)
Foreign exchange loss (gain)	85	(299)	384	(530)	(500)	(30)
Written down unproved mineral properties	–	(97,203)	97,203	–	29,685	(29,685)
Net loss	$154,436	$105,334	$49,102	$469,566	$506,684	$(37,118)

Operating expenses. Our operating expenses increased by $49,102, or 47%, from $105,334 for the three months ended October 31, 2009 to $154,436 for the three months ended October 31, 2010.

On a year-to-date basis, our operating expenses decreased by $37,118, or 7%, from $506,684 for the nine months ended October 31, 2009 to $469,566 for the nine months ended October 31, 2010.

The most significant year-to-date changes were:

•
During the nine months ended October 31, 2009, we wrote down $29,685 in mineral property acquisition costs after we wrote down several generative claims. During the nine months ended October 31, 2010, we did not write down any of our properties.

•
During the nine months ended October 31, 2009, we contracted the services of a full-time geologist and prepared an NI 43-101 report on our Farellon property, which resulted in mineral exploration expenditures of $162,922 as opposed to $13,519 during the same period of 2010 as we conducted only minimal exploration activities.

•	Our advertising and promotion and travel and entertainment expenses increased by $56,537 and $30,418, respectively, as a result of increased investor relations activities.
•
Our bank charges and interest costs increased by $19,644, to $24,531 during the nine months ended October 31, 2010 compared to $4,887 for the nine months ended October 31, 2009, reflecting interest accrued on some outstanding vendor and related party invoices.

•	On April 14, 2010, we resumed filing reports with the Securities and Exchange Commission, which resulted in an increase of our professional and regulatory fees by $37,465 and $5,769, respectively.
•
During the nine months ended October 31, 2010 we accrued $2,193 in interest on the promissory notes outstanding at October 31, 2010. During the nine months ended October 31, 2009 we accrued $43,805 in interest on promissory notes outstanding at October 31, 2009.

Liquidity

going concern

The unaudited consolidated financial statements included in this form 10-Q have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs.  We plan to obtain sufficient working capital through additional debt or equity financing and private loans, although there is no guarantee that we will be successful in our efforts to raise working capital.  At October 31, 2010, we had a working capital deficit of $657,927 and accumulated losses of $2,853,767 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a lesser extent, from mining royalties.

Sources and uses of cash

Nine months ended October 31, 2010 and 2009

Table 4: Summary of sources and uses of cash
	October 31,
	2010	2009
Net cash provided by financing activities	$195,000	$264,500
Net cash used in operating activities	(175,588)	(182,020)
Net cash used in investing activities	(17,336)	(39,960)
Effect of foreign currency exchange	(9,450)	(32,321)
Net increase (decrease) in cash	$(7,374)	$10,199

Net cash provided by financing activities. During the nine months ended October 31, 2010, we issued 540,000 shares of our common stock to three subscribers for $135,000, borrowed $50,000 from a company owned by the father of a director, and $10,000 from our director. During the nine months ended October 31, 2009, we borrowed $139,500 from the father of a director.

Net cash used in operating activities. During the nine months ended October 31, 2010, we used net cash of $175,588 in operating activities. We used $469,566 to cover operating costs, decreased our accrued liabilities by $32,856, and increased prepaid expenses by, $18,812. These uses of cash were offset by net increases in accounts payable of $79,769, consisting mainly of legal and audit fees incurred in preparing and filing our Form 10 and the amendments to it; accounts payable to related parties of $263,684 for administration, consulting, advertising and promotion, mineral exploration, and  travel expenses; and accrued interest on our notes payable to a related party of $2,193.

During the nine months ended October 31, 2009, we used net cash of $182,020 in operating activities. We used $506,684 to cover our operating costs for the period and decreased our accrued liabilities by $131,771 and increased prepaid expenses and accounts receivable by $3,399. We increased our accounts payable by $51,185, mainly associated with the reclassification of accrued mineral property costs; amounts due to related parties by $196,104; and interest accrued on our notes payable by $43,805. We wrote down our unproved mineral properties and wrote off acquisition costs for the unproved mineral properties that we decided not to maintain for a total of $168,740.

Net cash used in investing activities. During the nine months ended October 31, 2010, we spent $17,336 on property taxes associated with our mineral claims, and capitalized Chilean value-added tax as part of the unproved mineral claims. This VAT is recoverable from future VAT payable.

During the nine months ended October 31, 2009, we spent $39,960 acquiring mineral claims and options to acquire mineral claims.

Since inception through October 31, 2010, we have invested $1,025,557 acquiring our mineral claims.

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

In April 2010 we also entered into an agreement with a broker-dealer who has agreed to assist us with equity or debt financing on a best efforts basis.  There is no guarantee that financing can be obtained and we currently have no financing commitments.

Contingencies and commitments

We had no contingencies at October 31, 2010.

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

•
Irene option .Under the terms of our option agreement with Minera Farellon, we must pay 21 million Chilean pesos (approximately $43,000 US) by March 1, 2011 to exercise the option and purchase the Irene claims.

Equity financing

To generate working capital, between February 1, 2010 and December 8, 2010 we issued 540,000 shares of our common stock and warrants for the purchase of 540,000 shares to raise $135,000 under Regulation S promulgated under the Securities Act of 1933. See Table 6 below.

Table 6: Sales of unregistered securities
	Shares			Warrants
Date of issue	Number	Price	Proceeds	Number	Price	Expiry
March 23, 2010	200,000	$0.25	$ 50,000	200,000	$0.30	March 23, 2012
March 29, 2010	200,000	$0.25	50,000	200,000	$0.30	March 29, 2012
April 14, 2010	40,000	$0.25	10,000	40,000	$0.30	April 14, 2012
April 20, 2010	100,000	$0.25	25,000	100,000	$0.30	April 20, 2012
	540,000		$135,000	540,000

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financing, the issuance of additional shares will result in dilution to our existing shareholders.

Debt financing

On February 22, 2010, we borrowed $50,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 6% per annum.  See Notes payable to related parties below.

On September 24, 2010, we borrowed $10,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum. See Notes payable to related parties below.

On November 30, 2010, we borrowed CDN $10,000 (equivalent of $9,743) and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Notes payable to related parties below.

Challenges and risks

Although we have raised approximately $205,000 since February 1, 2010, our cash position is inadequate to satisfy our working capital needs for the next twelve months.  Over the next twelve months we will need to raise capital to cover our operating costs, fulfill the obligations due under our property agreements, and pay exploration or development costs on our properties.

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

Title to mineral claims involves risks inherent in the difficulties of determining the validity of claims as well as the potential for problems arising from the ambiguous conveyancing history characteristic of many mineral claims. Our contracts and deeds have been notarized, recorded in the registry of mines, and published in the mining bulletin. We regularly review the mining bulletin and other records to discover whether any of our titles are jeopardized. To the best of our knowledge, we have taken the steps necessary to ensure that we have good title to our mineral claims.

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

Trends, events or uncertainties that may impact results of operations or liquidity

The current economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of this on our operations or liquidity and to determine if the prices we will receive on the sale of minerals, assuming we begin production in the future, will exceed the cost of mineral exploitation.  If we are unable to raise cash, we may be required to cease our operations. Other than as discussed in this report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-balance sheet arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Related-party transactions

Table 7 describes amounts that were due to related parties at the fiscal year ended January 31, 2010 and the period ended October 31, 2010.

Table 7: Due to related parties
	October 31, 2010	January 31, 2010
Due to Da Costa Management Corp.	$161,888	$26,324
Due to Fladgate Exploration Consulting Corporation	$159,986	$48,920
Due to Minera Farellon Limitada	$32,657	$18,594
Due to Kevin Mitchell	$8,158	$5,719

During the nine months ended October 31, 2010 and October 31, 2009 we recorded the expenses described below with related parties:

•	$119,273 and $96,418, respectively, in consulting and other business expenses for services provided by Da Costa Management Corp., a company owned by our CFO and treasurer
•
$104,125 and $89,192, respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses for services provided by or paid on our behalf by Fladgate Exploration Consulting Corporation, a company controlled by our directors

•
$45,748 and $46,470, respectively, in administration, automobile, rental, and other business expenses for services provided by Minera Farellon Limitada, a company owned by Kevin Mitchell, a major shareholder, and Richard Jeffs, the father of our president

•	$19,324 and $18,608, respectively, in administration expenses for services provided by Kevin Mitchell

Notes payable to related parties

Table 8 describes the promissory notes and accrued interest payable to a company owned by Richard Jeffs, the father of our president, and to Caitlin Jeffs, our president, at October 31, 2010, and January 31, 2010.

Table 8: Note payable to related parties
	October 31, 2010	January 31, 2010
Note payable on demand, unsecured, bearing interest at 6% per annum, compounded monthly	$50,000	–
Note payable on demand, unsecured, bearing interest at 8% per annum, compounded monthly	10,000	–
Accrued interest	2,193	–
	$62,193	–

Subsequent to the quarter ended October 31, 2010, we issued a CDN $10,000 note payable to Caitlin Jeffs. This note is payable on demand, is unsecured, and bears interest at 8% per annum, compounded monthly.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation1
3.1.2	Certificate of Amendment to Articles of Incorporation2
3.2	By-laws1
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)2
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)2
32	Certification pursuant to Section 1350 of Title 18 of the United States Code2
1 Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363 2Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 13, 2010

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ John Da Costa
John DaCosta, Chief Financial Officer