Form 10-K
period 2011-01-31
RED METAL RESOURCES, LTD.
filed 2011-05-02
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2011

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

Registrant’s telephone number, including area code: (807) 345-7384

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]  The registrant is not yet subject to this requirement.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of July 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity was $1,439,473.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 25, 2011 was 16,939,634.

TABLE OF CONTENTS

NOTE ABOUT FORWARD-LOOKING STATEMENTS	1
ITEM 1: BUSINESS	1
GENERAL	1
UNPROVED MINERAL PROPERTIES	3
COMPETITION	15
RAW MATERIALS	15
DEPENDENCE ON MAJOR CUSTOMERS	15
PATENTS/TRADEMARKS/LICENSES/FRANCHISES/CONCESSIONS/ROYALTY AGREEMENTS/LABOR CONTRACTS	15
COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS	16
EXPENDITURES ON RESEARCH AND DEVELOPMENT	16
NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES	16
ITEM 1A: RISK FACTORS	16
ITEM 1B: UNRESOLVED STAFF COMMENTS	21
ITEM 2: PROPERTIES	21
ITEM 3: LEGAL PROCEEDINGS	21
ITEM 4: REMOVED AND RESERVED	21
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	21
ITEM 6: SELECTED FINANCIAL DATA.	22
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	31
INDEX TO FINANCIAL STATEMENTS	31
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	34
NOT APPLICABLE.	34
ITEM 9A(T): CONTROLS AND PROCEDURES	34
ITEM 9B: OTHER INFORMATION	35
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	35
ITEM 11: EXECUTIVE COMPENSATION	37
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	37
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	38
DIRECTOR INDEPENDENCE	38
TRANSACTIONS WITH RELATED PERSONS	38
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES	41
ITEM 15: EXHIBITS	42

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

Our resident agent’s office is at 711 S. Carson Street, Suite 4, Carson City, Nevada, 89701.  Our business office is at 195 Park Avenue, Thunder Bay, Ontario, Canada, P7B 1B9.  Our telephone number is (807) 345-7384; our email address is info@redmetalresources.com; and our web address is www.redmetalresources.com.  Information on our web site is not a part of this annual report.

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

We have a close working relationship with Minera Farellon Limitada, a Chilean company owned equally by Kevin Mitchell, Polymet’s legal representative in Chile, and Richard Jeffs, the father of our president, who holds more than 5% of our shares of common stock (see Table 16 below).  Minera Farellon investigates potential claims and often ties them up, by staking new claims, optioning or buying others’ claims, all at its own cost.  This gives us an opportunity to review the claims to decide whether they are of interest to us.  If we are interested, then we either proceed to acquire an interest in the property directly from the owner, or, if Minera Farellon has already obtained an interest, we take an option to acquire its interest. Minera Farellon, which is located in the city of Vallenar, also provides all of our logistical support in Vallenar under a month-to-month contract, which enables us to limit our operating expenses to those needed from time to time.

Unproved mineral properties

We have three active properties—the Farellon, Mateo, and Perth—consisting of both mining claims and exploration claims that we have assembled since the beginning of 2007.

Active properties

Our active properties as of the date of this filing are set out in Table 1. These properties are accessible by road from Vallenar as illustrated in Figure 1.

Table 1: Active properties

Table 1: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net areaa
Farellon
Farellon 1 – 8 claim	100%, mensura	66
Farellon 3 claim	100%, pedimento	300
Cecil 1 – 49 claim	100%, mensura	230
Cecil 1 – 40 and Burghley 1 – 60 claims	100%, manifestacion	500
		1,096	1,096

Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%b, mensura	60
Mateo 1, 2, 3, 12, 13, 14 claims	100%, manifestacion	1,500
Mateo 4 and 5 claims	100%, pedimento	600
		2,292
Overlapped claims (see Figure 3)		(170)	2,122

Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, manifestacion	50
Galahad I 1 al 46 claim	100%, manifestacion	230
Percival III 1 al 30 claim	100%, manifestacion	300
Tristan II 1 al 30 claim	100%, manifestacion	300
Tristan IIA 1 al 5 claim	100%, manifestacion	15
Camelot claim	100%, pedimento	300
		2,404
Overlapped claims (see Figure 4)		(124)	2,280
			5,498
a Some pedimentos and manifestacions overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).
b We have agreed to complete the purchase of this property in May, 2011.

Figure 1: Location and access to active properties

Farellon property

The Farellon property consists of two groups of claims—the Farellon claim and the Cecil and Burghley claims—which are not contiguous but lie within the historical Carrizal Alto mining district southwest of the Carrizal Alto mine. Table 2 describes the claims and Figure 2 illustrates them.

Table 2: Farellon property
Claim	Type
	Mensura (ha)	Manifestacion (ha)	Pedimento (ha)
Farellon 1 – 8	66
Cecil 1 – 49	230
Cecil 1 – 40		200
Burghley 1 – 60		300
Farellon 3			300
	296	500	300

308,000 mE
310,000 mE
312,000 mE
314,000 mE
N
6,892,000 mN
6,890,000 mN
6,888,000 mN
Carrizal
Alto
Cecil 1-49
Burghley 1-60
Farellon 1-8
Cecil 1-40
Farellon 3
0 500 1,000
metres
Mensura
Manifestacion
Pedimento
Other parties
mensuras
REDMETAL RESOURCES
EXPLORING FOR GOLD AND COPPER IN CHILE
Farellon Property
Date:20/04/11
PSAD56 Zone 19
Farellon
III Region, Chile

Figure 2: Farellon property

The Farellon 1 – 8 is the first mineral claim that we acquired in Chile. It covers 66 hectares and is centered about 309,150 east and 6,888,800 south UTM PSAD56 Zone 19 in Province of Huasco, Commune of Huasco, III Region of Atacama, Chile.

We acquired the claim on April 25, 2008 for $550,000. We owe a royalty equal to 1.5% of the net proceeds that we receive from the processor to a maximum of $600,000, payable monthly and subject to a monthly minimum of $1,000 when we start exploiting the minerals we extract from the claim.  We can pay any unpaid balance of the royalty at any time. We have not yet exploited the claim.

On September 17, 2008, we bought the Cecil 1 – 49, Cecil 1 – 40 and Burghley 1 – 60 claims for $27,676. The Cecil and Burghley claims cover 730 hectares and are centered at 311,500 east and 6,890,000 south UTM PSAD56 Zone 19 and lie approximately 1.7 kilometers north of the Farellon 1 – 8 border. The claims cover a 1.8-kilometre strike length of a mineralized vein interpreted to be part of the same mineralizing system as the Farellon 1 – 8 vein. An investigation completed during the Farellon 1 – 8 acquisition uncovered a broad regional reconnaissance sampling program completed in 1996 showing results from the areas covered by the Cecil and Burghley claims. Results from the 1996 sampling show copper and gold grades similar to grades returned from the Farellon vein, indicating that the Cecil and Burghley claims could have similar mineralized bodies.  On December 1, 2009, we initiated the manifestacion process when we applied to convert the Cecil 1 – 40 and Burghley 1 – 60 exploration (pedimento) claims to mining (mensura) claims.

On July 1, 2010 we registered a pedimento, Farellon 3, at a cost of $305 to cover 300 hectares of ground directly south of our Farellon 1 – 8 claim.  The Farellon 3 claim covers a further 1,000 metres of potential strike extent of the known mineralized zone on the Farellon 1 – 8 claim.

Location and means of access. The Farellon property is approximately 40 kilometers west of the Pan-American Highway, about 1 hour and 15 minutes by vehicle from the town of Vallenar which has a population of 40,000 and modern facilities.  High-tension power lines and a fiber-optic communications line run along the highway and both power and rail are connected to the Cerro Colorado iron ore mine only 20 kilometers from the Farellon property. The area is serviced from Copiapó, a city of 70,000 with daily air and bus services to Santiago and other centers.

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

Exploration history .The Farellon property is in the Carrizal Alto mining district and lies 5 kilometers along strike south of the center of the historic Carrizal Alto copper-gold mine. Veins of the Farellon property were exploited as part of the Carrizal Alto mines. We have located no hard data summarizing all of the past mining activity, but tailings, slag dumps and the size of the shafts and some of the shallow surface workings are evidence of extensive historical mining.

Mine workings of various sizes are all along the Farellon property, but only one modern exploration program has been completed.  In 1996, the Farellon and two other veins, the Fortuna and the Theresa, were explored by an Australian junior mining company under the name Minera Stamford S.A.  Their exploration included a large mapping and surface sampling program followed by a 34-hole RC drilling program.  Of these 34 drill holes, 23 were drilled on the Farellon 1 – 8 claim.  The RC drilling program on the Farellon claim consistently intersected oxide and sulphide facies mineralization along a 2 kilometer-long zone covering the Farellon claim and strike extents to the south.  Mineralization is 2 to 35 meters wide with an average width of 5 meters.  The mineralized zone consists of one or more discrete veins and, in places, stockwork veining and mineralization.  While drilling covered the length of the property, gaps up to 350 meters are untested and infill drilling is required to confirm an economic ore body. Table 3 presents the significant intersections from the 23 holes drilled on the Farellon claim in the 1996 drilling.

Table 3: Farellon historic significant intersections (1996)
Drill hole	Significant intervals (m)			Assay results
FAR–96	From	To	Length	Gold (g/t)	Copper (%)	Cobalt (%)
06	49	54	5	0.15	0.73	0.01
07	25	34	9	0.38	1.05	0.02
09	57	84	27	0.51	0.91	0.03
010	31	36	5	1.00	0.68	0.04
011	20	26	6	0.67	0.46	0.02
013	86	93	7	0.87	1.68	0.04
014	77	83	6	0.66	0.85	0.06
015	59	79	20	0.99	0.98	0.06
	99	109	10	0.18	1.02	0.03
016	24	26	2	0.95	1.57	0.02
	64	70	6	0.73	0.81	0.07
020	14	16	2	0.46	1.85	0.05
	39	43	4	0.75	0.90	0.03
021	22	25	3	4.17	5.29	0.11
022	29	39	10	1.53	1.31	0.04
	100	108	8	3.72	2.49	0.06
023	50	53	3	0.48	1.10	0.06
	59	64	5	0.28	0.78	0.03
	132	147	15	0.60	1.42	0.03
024	33	36	3	0.94	2.89	0.06
025	65	85	20	0.97	1.22	0.02
028	55	58	3	0.12	0.52	0.06
029	30	34	4	0.18	1.15	0.07
	82	87	5	0.09	0.96	0.01

Geology .The Farellon area has two major lithological units: Palaeozoic metamorphic sediments consisting of schists, phyllites and quartzites; and the Franja Central diorites.  The metamorphosed sediments outcrop in the western part of the property and have been metamorphosed to lower greenschist facies and then extensively overprinted by hydrothermal alteration.  Hydrothermal alteration is directly associated with the shear zone.  The diorite underlies the eastern part of the project area and has been extensively intruded by northeasterly trending intermediate mafic dykes.  At the Farellon property, a small stock-like felsic body named Pan de Azucar intrudes the diorite.  The intrusive relationship between the diorite and metamorphic sediments always appear to be tectonic.  Within the property and at the main Carrizal Alto workings to the north, the major mineralization is intimately related to the south-southwest trending mylonitic sheared contact between the metamorphic sediments and the diorite.  The shear is considered a splay of the main Atacama Fault Zone and dips 30º to 65º west. This contact parallels the regional geological trend and coincides with a major lineament which extends for hundreds of kilometers.  The sheared contact is 50 meters to 200 meters wide over the 1.7-kilometre strike length of the Farellon property.  Veins are typically 3 to 15 meters wide, striking south-southwest and dipping approximately 65 degrees to the northwest.

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

Economic IOCG deposits are generally polymetallic and can include iron, copper, gold, zinc, lead, uranium and cobalt among others.  The Farellon property historically has been exploited for copper and to a  lesser extent, gold.  Cobalt mineralization was observed during the 1996–97 exploration work, but we have found no records of cobalt extraction.

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

We commissioned Micon International Limited to prepare a technical report that complies with Canadian National Instrument 43-101 summarizing the information obtained from this drilling program. Micon concluded that our drilling confirmed the general location and tenure of the mineralization identified during the 1996 drilling program and noted some minor disparities between historical 1996 gold and copper assays and the recent 2009 gold and copper assays in two of the drill holes—FAR–09–A and E. In FAR–09–E. Micon recommended that we investigate these disparities during the next phase of drilling.

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

mateo property

We have assembled a group of claims: the Che Uno and Che Dos, the Margarita, and the Irene Uno and Irene Dos mining claims, and the Mateo exploration claims as described in Table 5 and illustrated in Figure 3.  The Mateo exploration claims overlap the Che, Margarita and Irene claims to secure the areas around the claims. Some of them may overlap others’ prior claims. We will acquire rights to these overlapped prior claims only if the owners forfeit their rights, and we will exercise our rights only if we want the property. We acquired all of these claims for the same geological reasons and consider them one property, which we call the Mateo property.

Table 5: Mateo property
Claim	Type
	Mensura (ha)	Manifestaciona (ha)	Pedimentoa (ha)
Che Uno 1 – 8	32
Che Dos 1 – 10	44
Margarita 1 – 14	56
Irene Uno 1 – 2	10
Irene Dos 1 – 10	50
Mateo 1		300
Mateo 2		300
Mateo 3		200
Mateo 4			300
Mateo 5			300
Mateo 12		200
Mateo 13		200
Mateo 14		300
	192	1,500	600
aSome of the claims are staked over the mensuras to claim the ground surrounding them. See Figure 3.

Figure 3: Mateo property

che uno and che dos claims

On October 10, 2008 Minera Farellon granted us the option to purchase the Che Uno and Dos claims. The Che claims cover 76 hectares centered about 339,002 east and 6,838,450 south UTM PSAD56 Zone 19. They are in the northwest corner of the Mateo property.  On April 12, 2011 we completed the acquisition of the Che claims by paying approximately $20,000 to Minera Farellon.

We continue to owe a royalty equal to 1% of the net proceeds that we receive from the processor to a maximum of $100,000 with no monthly minimum when we start exploiting the minerals we extract from the claim.   We have not yet exploited the claim.

margarita claim

We bought the Margarita mining claim on November 27, 2008 through a public auction and at January 31, 2011 had spent a total of $17,078 (including legal and registration costs) for this claim and owe the outstanding property taxes of approximately $667.  The Margarita claim covers 56 hectares centered around 340,353 east and 6,838,347 south UTM PSAD56 Zone 19 located within the northeast corner of the Mateo claim.

irene 1-2 and irene II 1-10 claims

On September 7, 2010, we entered into a purchase agreement with Minera Farellon to buy the Irene 1-2 and Irene II 1-10 mining claims. Under the terms of the agreement, as amended, we agreed to pay 21 million Chilean pesos (approximately $43,500 US), the owner’s legal, transfer, holding and other costs by May 15, 2011 to exercise the option and purchase the Irene claims. We do not anticipate that the legal transfer and other costs will exceed $5,000.The Irene claims cover 60 hectares centered about 341,002 east and 6,838,101 south UTM PSAD56 Zone 19, are located within the northeast corner of the Mateo property, and share their western border with the Margarita claim.

mateo claims

The Mateo claims consist of six manifestaciones — Mateo 1 –3 and 12 – 14, and two pedimentos  —Mateo 4 and 5, covering 2,100 hectares, which we staked between November, 2008 and March 2011. The claims are centered about 337,675 east and 6,837,600 south UTM PSAD56 Zone 19 and cover a five-kilometer strike length of intensely altered volcanics with significant massive sulphide mineralization.

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

The Irene mine was investigated by ENAMI in 1994.  Work completed during this time included surface RC drilling, including 490 meters in four RC drillholes, and underground diamond drilling, including 220 meters in four drillholes.  We obtained ENAMI’s reports of mining activities from 1994 through 1997.  Approximately 11,875 tonnes of rock were mined in that time averaging 4.3% copper, 61.9 grams per tonne silver, and 1.01 grams per tonne gold.    During the period June 2009 to December 2010 the vendor of the Irene, Minera Farellon, conducted small scale mining activities on a different area of the Irene claims and mined 1705 tonnes grading 1.39% Cu, 1.39g/t Ag, 0.29g.t Au in sulphides and 1477 tonnes grading 1.98% Cu in oxides.  The difference in grade between the historic work and the recent work is not an indication that further high grade material will not be found on the Mateo property and further modeling and exploration work needs to be completed to determine the best place to drill.

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

perth property

On March 10, 2011, we purchased for $35,000 a group of 12 claims (the Perth) as described in table 6 and illustrated in Figure 4.

Table 6: Perth property
Claim	Type
	Mensura (ha)	Manifestacion (ha)	Pedimento (ha)
Perth 1 al 36	109
Lancelot I 1 al 30 (in process)	300
Lancelot II 1 al 20 (in process)	200
Rey Arturo 1 al 30 (in process)	300
Galahad I 1 al 10		50
Merlin I 1 al 10 (in process)	60
Galahad I 1 al 46		230
Merlin I 1 al 24 (in process)	240
Percival III 1 al 30		300
Tristan II 1 al 30		300
Tristan IIA 1 al 5		15
Camelot			300
	1,209a	895a	300a
aSome claims overlap others, reducing our net area to 2,280 hectares. See Figure 4.

306,000 mE
308,000 mE
310,000 mE
6,898,000 mN
6,896,000 mN
6,894,000 mN
6,892,000 mN
N
Percival III 1-30
Tristan II 1 - 30
Camelot
Tristan II 1 - 5
Galahad I 1 - 46
Galahad I 1 - 10
Merlin I 1 - 24
Merlin I 1 - 10
Perth 1 - 36
Lancelot I 1 - 30
Lancelot II 1 - 20
Rey Arturo 1 - 30
0
1
2
kilometres
Mensura
Mensura in progress
Manifestacion
Pedimento
Other parties mensuras
REDMETAL RESOURCES
EXPLORING FOR GOLD AND COPPER IN CHILE
Perth Property
Date:20/04/11
Perth
III Region, Chile
PSAD56 Zone 19

Figure 4. The Perth property

The Perth property is adjacent to the west side of the historic Carrizal Alto mine and lies approximately 3.5 kilometers north of our Farellon project. It is a 45 minute drive from Vallenar city, with major road access, power and water supply close by. The project lies on a similar geologic contact as the Farellon and Carrizal Alto properties.

Location and means of access. The Perth property is centered about 308,750 east and 6,895,000 south UTM PSAD56 Zone 19 approximately 75 km northwest of the city of Vallenar with the highest point at approximately 925 meters above sea level.  The property is accessible by road from Vallenar. The Perth Property is accessed by taking the Pan American Highway north from Vallenar for 20 kilometres, then turning west onto the road to Canto del Agua a distance of 35 kilometres. Then take the Cardones Canyon road for 15 kilometres, turn southwest towards Cerro Cachina Grande along a secondary gravel road for 14 kilometres to the property.

Exploration history.  Exploration programs on the Perth property have historically been limited to surface sampling and mapping programs completed in 2007 and 2008. Mapping identified 12 individual veins on surface, significant results from channel samples across the veins are show in Table 7 Numerous artisanal mine workings on the property have previously been exploited for both copper and gold however, no records of grade or tonnage can be located.

Table 7: Perth historic significant intersections
SAMPLE	Au g/t	Cu %	Co%	Length of Sample (m)
521617	2.5	0.39	0.03	1.0
521796	2.5	0.21	0.00	1.0
521629	2.8	0.76	0.19	3.5
56905	3.1	1.00	0.19	1.0
521610	3.5	0.30	0.02	0.5
521622	4.5	1.72	0.02	1.0
521788	4.5	0.19	0.00	2.0
56858	5.0	0.42	0.16	1.0
521789	5.5	0.29	0.00	2.0
521628	6.2	0.59	0.14	1.3
521609	10.7	0.35	0.07	1.0

Geology The Perth property overlies the contact between Paleozoic metamorphic sediments and a Cretaceous tonalitic batholith. A swarm of north northeast trending fault related copper gold bearing quartz veins crosscuts the property. Surface mapping and sampling records show twelve veins identified so far on the south end of the property. The veins average two metres wide but have been measured up to six metres wide.

Perth property joint venture earn-in agreement

On March 14, 2011, we entered into an agreement on the Perth property with Revonergy Inc.  Revonergy Inc. paid $35,000 on signing the agreement and can earn a 35% interest in the Perth property if it spends a minimum $1,450,000 on the three phase exploration program, as follows:

•	Successful completion of a Phase I exploration program costing at least $115,000 one year from signing
•	Successful completion of a Phase II exploration program costing at least $300,000 two years from signing
•	Successful completion of a Phase III exploration program costing at least $1,000,000 and that can justify completing a preliminary feasibility study three years from signing

Phase I, II and III exploration programs will be 100% paid for by Revonergy and will be managed by Polymet Limitada. Revonergy will also pay us a 10% management fee on all work programs.

Revonergy Inc. can earn a further 15% interest in the Perth property if it completes a preliminary feasibility study within four years from the signing of the agreement.

Generative claims

As an exploration company, from time to time we will stake, purchase or option claims to allow ourselves the time and access to fully consider the geological potential of the claims. This allows us to generate new properties in areas that have not been explored. We have conducted groundwork on numerous generative claims of interest to us in the areas of our active properties. We have acquired several of these claims, have options to acquire others, and have staked claims in the same areas. We continue to compile data on and review other claims and discuss terms with various owners.

Abandoned claims

We wrote off $187,000 in acquisition costs on abandoned generative claims during the year ended January 31, 2009, and $29,685 during the year ended January 31, 2010 either because payments due exceeded our assessment of their fair market value, we hadn’t the capital to continue to maintain them or they didn’t have sufficient geological potential.  We did not write off any acquisition costs during the year ended January 31, 2011.

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

Raw materials

The raw materials for our exploration programs include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of local suppliers.

Dependence on major customers

We have no customers.  Our first customer likely will be ENAMI, which refines and smelts copper from the ore that it buys from Chile’s small- and medium-scale miners.  ENAMI is located in Vallenar.  We could also deliver our ore to the Dos Amigos heap leach facility located approximately fifty kilometers south of Vallenar in Domeyko.

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

During the fiscal years ended January 31, 2010 and 2011 we earned no royalty revenue while our operating expenses totalled $710,745 and $672,618, respectively. If we do not find sources of financing as and when we need them, we may be required to cease our operations.

Mineral exploration and development are very expensive.  During the fiscal year that ended on January 31, 2010, we earned no royalty revenue while our operating expenses totalled $710,745. During the fiscal year that ended on January 31, 2011 we earned no royalty revenue while our operating expenses totalled $672,618. This resulted in a total accumulated loss of $3,056,819 since inception. As of January 31, 2011 we had cash of $8,655.  Since our inception we have sold our securities and borrowed money to fund our operations.  Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue, obtain additional financing, or enter into joint venture agreements. We raised $2,017,000 in gross proceeds through a PIPE financing in April 2011.  We anticipate that these funds will allow us to continue the current development of our Farellon and Mateo projects for the next 12 months.  We have signed a joint venture earn-in agreement with Revonergy Inc. on our Perth property that requires Revonergy Inc. to pay for exploration programs on the Perth property for the next three years.  We are continually reviewing potential properties to add to our portfolio. Suitable acquisitions and project development will require additional financing.  Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities.  If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

Our financial statements have been prepared assuming that we will continue as a going concern.   Except for approximately $16,000 of royalty income that we received during the 2009 fiscal year from Minera Farellón, we have not generated any revenue since inception and have accumulated losses.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue our operations depends on our ability to complete equity or debt financings as we need capital or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

Unfavorable economic conditions may have a material adverse effect on us since raising capital to continue our operations could be more difficult.

The recent credit crisis and related turmoil in the global financial system had an impact on our business and financial position, and a similar financial crisis in the future may also impact us.  Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on Red Metal could be materially adverse if it is unable to raise the working capital required to carry out its business plan.  While we were able to complete a financing in April 2011, we anticipate that we will continue to need to raise funds in the future in order to develop our properties in accordance with our business plan.

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

Our joint development and operating arrangements may not be successful.

We have in the past, and may in the future, enter into joint venture arrangements in order to share the risks and costs of developing and operating properties. In a typical joint venture arrangement, the partners own a proportionate share of the assets, are entitled to indemnification from each other and are only responsible for any future liabilities in proportion to their interest in the joint venture. If a party fails to perform its obligations under a joint venture agreement, we could incur liabilities and losses in excess of our pro-rata share of the joint venture.  We make investments in exploration and development projects that may have to be written off in the event we do not proceed to a commercially viable mining operation.

On March  14, 2011, our subsidiary, Minera Polymet, granted the right to earn a 50% joint venture interest in the Perth Property to Revonergy Inc.  For more information on the terms of the agreement, see Perth property joint venture earn-in agreement in the discussion above titled “Business”.

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

The mining business is subject to various levels of government control and regulation, which are supplemented and revised from time to time.  We cannot predict what legislation or revisions might be proposed that could affect our business or when any such proposals, if enacted, might become effective.  Our exploration activities are subject to laws and regulations governing worker safety, and, if we explore within the national park that is part of our Farellon property, protection of endangered and other special status species will likely require compliance with additional laws and regulations.   The cost of complying with these regulations has not been burdensome to date, but if we mine our properties and process more than 5,000 tonnes of ore monthly, we will be required to submit an environmental impact study for review and approval by the federal environmental agency.  We anticipate that the cost of such a study will be significant.  If the study were to show too great an adverse impact on the environment, we might be unable to develop the property or we might have to engage in expensive remedial measures during or after developing the property, which could make production unprofitable.  This requirement could materially adversely affect our business, the results of our operations and our financial condition if we were to proceed to mine a property or process ore on the property.  We have no immediate or intermediate plans to process ore on any of our properties.

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

Some of our exploration claims (pedimentos) are still in the registration process.  We cannot guarantee that any of our pedimento claims will convert to mining claims (mensuras).  Some of our pedimentos may have been staked over other owners’ claims, as permitted by the Chilean mining code.  The pedimento with the earliest filing date takes precedence providing the claim holder maintains its claim in accordance with the mining code and the applicable regulations.  Our pedimento rights in these claims will not crystallize unless the owners of the underlying claims fail to pay their taxes or otherwise forfeit their interests in their claims.  We will exercise any right that we acquire through forfeiture only if the ground remains of interest to us.

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

We have assembled interests in three mineral properties in Chile—the Farellon, Mateo, and Perth—which we have described above in Item 1.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings.

ITEM 4:  REMOVED AND RESERVED

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 19, 2009 we completed a 1-for-14 reverse split, reducing the number of shares of our common stock outstanding to 5,584,574. All references to the number of issued shares in this report are references to the post–reverse-split numbers of shares; and all references to the prices of our outstanding shares reflect the reverse split.

Our common stock was quoted under the symbol RMES on the Pink Sheets from November 19, 2009 to November 21, 2010, and on the OTC Bulletin Board since September 21, 2010.  From September 16, 2008 to November 19, 2009 our common stock was quoted on the OTC Bulletin Board under the symbol RMET.  From January 16, 2007 to September 16, 2008, our symbol was RLKX. Table 9 presents the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the Pink OTC Markets.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.  As indicated above, the information below reflects the 1-for-14 reverse stock split that was effective on November 19, 2009.

 Table 8: High and low bids
Fiscal year ended January 31, 2011	High	Low

First quarter	$0.50	$0.20
Second quarter	$0.50	$0.40
Third quarter	$0.50	$0.20
Fourth quarter	$0.40	$0.25
Fiscal year ended January 31, 2010
First quarter	$2.52	$0.84
Second quarter	$0.98	$0.14
Third quarter	$0.98	$0.14
Fourth quarter	$0.10	$0.02

As of April 25, 2011, we had approximately 74 shareholders of record which includes the number of shareholders provided to us by our transfer agent as well as the holders included on the securities position report provided to us by Depositary Trust & Clearing Corporation.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

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

We have only marginal revenue-generating operations and are dependent upon the equity markets for our working capital. The collapse of the equity markets late in 2008, and the economic uncertainty and market instability that followed, affected our ability to raise equity capital.  Market prices of copper and gold overall are presently moving in a positive direction and we are more optimistic that we can raise equity capital under these new market conditions.

In response to the economic environment of 2008, and the fact that we had only nominal revenues, in 2009 we terminated our duty to file reports with the Securities and Exchange Commission to save the legal and  auditing costs. We resumed filing reports by filing a registration statement on Form 10 on April 14, 2010.

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

We are planning an initial exploration program on the Mateo property including geophysics, surface mapping, sampling and 1000 metre RC drill program for a total cost of approximately $300,000.

The cost and timing of all planned exploration programs are subject to the availability of qualified mining personnel, such as consulting geologists and geo-technicians, and drillers and drilling equipment. When we first started exploring in Chile in late 2007 and early 2008, geologists, geo-technicians, drillers and drilling rigs were in short supply, those that were available were often unreliable and very expensive, and we had to work to their schedules rather than to ours. This changed following the market collapse in 2008, but the increasing prices of copper and gold—the price of copper increased steadily from a low of $1.26 per pound in December 2008 to a high of $4.60 per pound in February, 2011; and the price of gold has increased from a low of $750 per ounce in December 2008 to a high of $1,519 per ounce in April 2011—have caused mining companies to ramp up their operations, reducing the availability of personnel and equipment.

Although Chile has a well-trained and qualified mining workforce from which to draw and few early-stage companies such as Red Metal are competing for the available resources, if we are unable to find the personnel and equipment that we need when we need them and at the prices that we have estimated today, we might have to revise or postpone our plans.

At January 31, 2011, we had a working capital deficit of $866,179 and $8,655 cash. On April 7, 2011, we completed a private equity financing for net proceeds after commissions, legal and closing fees of $1,862,462. We intend to use $700,000 on the exploration programs for the Farellon to expand known mineralization along strike and at depth to investigate sulphide mineralization; $300,000 on the phase 1 Mateo mapping and geophysics to identify Candelaria-type targets, and drilling to test the targets; and $700,000 to pay off prior debt and to cover our estimated expenditures for legal, audit and other professional fees, administration, consulting, advertising and promotion, office and vehicle rental that we will incur over the next 12 months.

Results of operations

summary of financial condition

Table 9 summarizes and compares our financial condition at January 31, 2011 to the year-ended January 31, 2010.

Table 9: Comparison of financial condition
	January 31, 2011	January 31, 2010
Working capital deficit	$(866,179)	$(296,575)
Current assets	$46,227	$25,126
Unproved mineral properties	$662,029	$643,481
Total liabilities	$912,406	$321,701
Common stock and additional paid in capital	$2,923,517	$2,788,517
Deficit	$(3,056,819)	$(2,384,201)

comparison of prior quarterly results

Tables 10.1 and 10.2 present selected financial information for each of the past eight quarters.

Table 10.1: Summary of quarterly results (2011)
	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
Revenue	–	–	–	–
Net loss	$(196,851)	$(118,279)	$(154,436)	$(203,052)
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Table 10.2: Summary of quarterly results (2010)
	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
Revenue	–	–	–	–
Net loss	$(290,188)	$(111,162)	$(105,334)	$(204,061)
Basic and diluted loss per share	$(0.07)	$(0.03)	$(0.02)	$(0.03)

Due to the downturn in the economy, we substantially decreased our operations during the quarters ended April 30, 2009 and July 31, 2009. Excluding the written down unproved mineral claims, our net losses for these quarters were $179,425 and $95,037 respectively. During the quarter ended October 31, 2009 we conducted a drilling program on our Farellon property, which increased our mineral exploration costs. Excluding the recovery of written down unproved mineral property costs, our net loss for the third quarter of fiscal 2010 was $202,537. During the quarter ended January 31, 2010, we began preparation of the registration statement that was filed on April 10, 2010, which resulted in a substantial increase in our professional fees. During the quarter ended July 31, 2010, we maintained our investor-related activities on a moderate level and decreased our travel costs and professional fees, which resulted in a decrease in our net loss for the quarter. During the quarters ended October 31, 2010 and January 31, 2011, we invested more into the advertising activities and experienced higher professional fees associated with the year-end audit preparation and capital raising efforts.

Selected Financial Results

years ended january 31, 2011 and january 31, 2010

Our operating results for the years ended January 31, 2011 and 2010 and the changes in our operating results between those periods are summarized in Table 11.

Table 11: Changes in operating results
	Year ended January 31,		Changes between the years ended January 31, 2011 and 2010
	2011	2010
Operating Expenses:
Administration	$ 87,382	$ 85,312	$ 2,070
Advertising and promotion	111,835	54,400	57,435
Automobile	24,124	22,361	1,763
Bank charges	5,554	5,420	134
Consulting fees	173,738	111,067	62,671
Interest on current debt	37,466	50,464	(12,998)
Mineral exploration costs	22,193	174,556	(152,363)
Office	8,084	4,496	3,588
Professional development	5,116	–	5,116
Professional fees	111,878	101,403	10,475
Rent	12,980	12,403	577
Regulatory	15,000	12,397	2,603
Travel and entertainment	50,455	29,444	21,011
Salaries, wages and benefits	6,487	17,392	(10,905)
Foreign exchange loss (gain)	326	(55)	381
Write-down of unproved mineral properties	–	29,685	(29,685)
Net loss	$672,618	$710,745	$ (38,127)

Operating expenses. Our operating expenses decreased by $38,127, or 5%, from $710,745 for the year ended January 31, 2010 to $672,618 for the year ended January 31, 2011.

The most significant year-to-date changes were:

•
During the year ended January 31, 2010, we wrote down $29,685 in mineral property acquisition costs after we wrote down several generative claims. During the year ended January 31, 2011, we did not write down any of our properties.

•
During the year ended January 31, 2010, we contracted services of a full-time geologist and prepared NI 43-101 report on our Farellon property and exploration work associated with it which resulted in mineral exploration expenditures of $174,556 as opposed to $22,193 during the past fiscal year as we maintained only minimal exploration activities.

•	Our advertising and promotion and travel and entertainment expenses increased by $57,435 and $21,011, respectively, as a result of increased investor relations activities.
•
Due to higher accounting and financial advisory requirements we incurred $173,738 in consulting fees during the year ended January 31, 2011, an increase of $62,671 compared to $111,067 for the year ended January 31, 2010.

•
During the year ended January 31, 2011, we expensed $37,466 in interest on current debt, a decrease of $12,998 compared to interest expensed during the year ended January 31, 2010. This decrease was mainly associated with the debt-to-equity conversion that occurred on January 7, 2010.

Net loss. We had a net loss of $672,618 for the year ended January 31, 2011, compared to a net loss of $710,745 for the year ended January 31, 2010.  The $38,127 decrease in net loss was due mainly to reduced mineral exploration activities in Chile, decrease in loan interest expense, as well as salaries, wages and benefits; these decreases were offset by increases in advertising and travel expenses, as well as consulting fees.

Liquidity

going concern

The consolidated financial statements included in this annual report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements.  In April 2011 we completed a financing of units consisting of our common stock and warrants to purchase shares of our common stock.  We raised gross proceeds of $2,017,000.  We expect these funds to be adequate to support the current stage of our operations for the next 12 months.  At January 31, 2011, we had a working capital deficit of $866,179 and accumulated losses of $3,056,819 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties.

Sources and uses of cash

years ended january 31, 2011 and 2010

Table 12 summarizes our sources and uses of cash for the years ended January 31, 2011 and 2010.

Table 12: Summary of sources and uses of cash
	January 31,
	2011	2010
Net cash provided by financing activities	$ 244,890	$327,000
Net cash used in operating activities	(212,200)	(250,646)
Net cash used in investing activities	(18,548)	(58,702)
Effect of foreign currency exchange	(13,438)	(35,816)
Net increase (decrease) in cash	$ 704	$ (18,164)

Net cash provided by financing activities. During the year ended January 31, 2011, we issued 540,000 shares of our common stock to three subscribers for $135,000, borrowed $50,000 from a company owned by the father of our president; and borrowed $10,000 US and $50,000 Cdn (approximately $49,890 US) from our director. During the year ended January 31, 2010, we borrowed $164,500 from the father of our president, and issued 1,678,572 shares of our common stock to five subscribers for $162,500.

Net cash used in operating activities. During the year ended January 31, 2011, we used net cash of $212,200 in operating activities. We used $672,618 to cover operating costs, increased prepaids and other receivables by $20,397, and decreased our accrued liabilities by $495. These uses of cash were offset by net increases in accounts payable of $67,123, associated with of legal fees incurred in preparing and filing our form 10 and the amendments to it; accounts payable to related parties of $410,429 for administration, consulting, advertising and promotion, mineral exploration, and travel expenses; and accrued interest on our notes payable to a related parties of $3,758.

During the year ended January 31, 2010, we used net cash of $250,646 in operating activities. We used $710,745 to cover our operating costs for the period and increase prepaids and other receivables by $575. We increased our accounts payable by $55,117, mainly associated with the reclassification of accrued mineral property costs; accrued liabilities by $40,495 to record costs of preparing and filing our form 10; amounts due to related parties by $286,249; and interest accrued on our notes payable by $49,128. We wrote down our unproved mineral properties and wrote off acquisition costs for the unproved mineral properties that we decided not to maintain for a total of $29,685.

Net cash used in investing activities. During the year ended January 31, 2011, we spent $18,548 on acquisition of mineral claims and on property taxes associated with our mineral claims. We also capitalized Chilean value-added (VAT) tax as part of the unproved mineral claims. This VAT is recoverable from future VAT payable.

During the year ended January 31, 2010, we spent $58,702 acquiring mineral claims and options to acquire mineral claims.

Since inception through January 31, 2011, we have invested $1,026,769 acquiring our mineral claims.

Non-cash financing transactions. During the year ended January 31, 2011, we did not have any non-cash financing transactions.

During the year ended January 31, 2010, we converted $338,026 payable to related parties into 1,126,754 shares of our common stock at $0.30 per share; and $744,500 of principal and $69,992 of accrued interest on notes payable to a related party into 2,714,973 shares of our common stock at $0.30 per share.

Capital resources

Our ability to acquire and explore our Chilean claims is subject to our ability to obtain the necessary funding. To assist us with our funding efforts, during the past two fiscal years through the date of this report, we have retained the services of a number of consultants.

On December 1, 2009, we retained the services of an independent investor relations specialist to handle our corporate communications. We agreed to pay him a monthly compensation in the amount of $5,000 Cdn (approximately $5,250 US) on a month-to-month contract that can be cancelled any time with 30 days written notice.

On April 7, 2011, we completed a private equity financing for net proceeds after commissions, legal and closing fees of $1,862,462. The placement agent received a cash commission of $58,900 and a warrant to purchase 196,333 shares of common stock.  The securities offered were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company relied upon an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act or Rule 903 of Regulation S promulgated under the Securities Act.

Contingencies and commitments

We had no contingencies at January 31, 2011.

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

•
Che option. We are committed to paying a royalty equal to 1% of the net sales of minerals extracted from the claims to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

•
Irene option. Under the terms of our option agreement with Minera Farellon, we must pay 21 million Chilean pesos (approximately $43,500 US) by May 15, 2011 to exercise the option and purchase the Irene claims.

Equity financing

To generate working capital, between January 31, 2009 and April 25, 2011 we issued 12,783,632 shares of our common stock and warrants for the purchase of 7,513,333 shares to raise $3,467,018 under Regulations S and D promulgated under the Securities Act of 1933.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financing, the issuance of additional shares will result in dilution to our existing shareholders.

Debt financing

historical debt arrangements

As of January 6, 2010, we had borrowed US $744,500 from Richard Jeffs, the father of our president, to whom we issued demand promissory notes for the principal sum together with interest of 8%.  We accrued US $76,785 in interest payable on these notes. On January 7, 2010, we agreed to convert US $814,492 in principal and interest on these loans into 2,714,973 shares of our common stock. In return, Mr. Jeffs agreed to forgive US $6,792 in interest accumulated from December 1, 2009 to January 7, 2010.

Between February 1, 2010 and through the period covered by this report, we borrowed CDN $50,000 and US $10,000 from Caitlin Jeffs, to whom we issued demand promissory notes for the principle sum together with interest of 8%.  We agreed to convert the equivalent of US $50,000 in principle into the units sold in the private placement offering completed on April 7, 2011. The remaining principal and accrued interest, totaling US $14,106, was paid in cash. See Related-party transactions below.

Between February 1, 2011 and through the period covered by this report, we borrowed US $70,000 and CDN $10,000 from John da Costa, to whom we issued demand promissory notes for the principle sum together with interest of 8%. We agreed to convert the equivalent of US $80,000 in principle into the units sold in the private placement offering completed on April 7, 2011. Accumulated interest equivalent to US $851 was paid in cash. See Related-party transactions below.

The shares issued on conversion of these loans are included into the Equity financing described above.

current debt arrangements

On February 22, 2010, we borrowed US $50,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 6% per annum.  See Related-party transactions below.

On March 2, 2011, we borrowed US $11,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

Challenges and risks

We do not anticipate generating any revenue over the next twelve months. We plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties.   Since January 31, 2009, we have raised over $3.4 million that we believe will satisfy our current working capital needs for the next twelve months.  Although we have succeeded in raising funds as we have needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general downturn, worldwide, of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. In addition to the Perth joint venture earn-in agreement, we may consider entering into a joint venture partnership with a more senior resource company to complete a mineral exploration program on other properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

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

Related-party transactions

Related-party transactions are disclosed in Item 13 on page39 of this annual report.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproven mineral properties, determination of fair values of stock-based transactions, and deferred income tax rates.

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

During the year ended January 31, 2011, we did not take any write-downs on our mineral properties. During the year ended January 31, 2010, we wrote down $29,685 in capitalized costs of abandoned generative claims.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page No.
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of January 31, 2011 and January 31, 2010	F-2
Consolidated Statements of Operations for the years ended January 31, 2011 and 2010, and the period from inception (January 10, 2005)	F-3
Consolidated Statement of Stockholders’ Deficit for the period from January 10, 2005 (inception) to January 31, 2011	F-4
Consolidated Statements of Cash Flows for the years ended January 31, 2011 and 2010, and the period from inception (January 10, 2005)	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Red Metal Resources, Ltd:

We have audited the accompanying consolidated balance sheets of Red Metal Resources, Ltd. (the “Company”) (an exploration stage company) as at January 31, 2011 and January 31, 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the cumulative period from January 10, 2005 (inception) to January 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2011 and January 31, 2010 and the results of its operations and its cash flows for the years then ended and for the period from January 10, 2005 (inception) to January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ DALE MATHESON CARR-HILTON LABONTE LLP
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 20, 2011

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2011	January 31, 2010

ASSETS
Current assets

Cash	$8,655	$7,951
Prepaids and other receivables	37,572	17,175
Total current assets	46,227	25,126

Unproved mineral properties	662,029	643,481
Total assets	$708,256	$668,607

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities

Accounts payable	$196,657	$129,534
Accrued liabilities	91,990	92,485
Due to related parties	510,111	99,682
Notes payable to related party	113,648	-
Total liabilities	912,406	321,701

Stockholders' equity (deficit)

Common stock, $0.001 par value, authorized 500,000,000,
10,216,301 and 9,676,301 issued and outstanding at January 31, 2011
and January 31, 2010	10,217	9,677
Additional paid in capital	2,913,300	2,778,840
Deficit accumulated during the exploration stage	(3,056,819)	(2,384,201)
Accumulated other comprehensive loss	(70,848)	(57,410)
Total stockholders' equity (deficit)	(204,150)	346,906
Total liabilities and stockholders' equity (deficit)	$708,256	$668,607

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended		From January 10,
	January 31,		2005 (Inception)
	2011	2010	to January 31, 2011
Revenue

Royalties	$-	$-	$15,658

Operating Expenses

Administration	87,382	85,312	275,140
Advertising and promotion	111,835	54,400	325,110
Automobile	24,124	22,361	65,719
Bank charges	5,554	5,420	16,612
Consulting fees	173,738	111,067	466,348
Interest on current debt	37,466	50,464	108,794
Mineral exploration costs	22,193	174,556	748,386
Office	8,084	4,496	27,306
Professional development	5,116	-	5,116
Professional fees	111,878	101,403	468,279
Rent	12,980	12,403	41,689
Regulatory	15,000	12,397	48,646
Travel and entertainment	50,455	29,444	196,666
Salaries, wages and benefits	6,487	17,392	52,682
Foreign exchange (gain) loss	326	(55)	299
Write-down of unproved mineral properties	-	29,685	225,685
Total operating expenses	672,618	710,745	3,072,477

Net loss	$(672,618)	$(710,745)	$(3,056,819)

Net loss per share - basic and diluted	$(0.07)	$(0.15)

Weighted average number of shares
outstanding - basic and diluted	10,128,959	4,830,642

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO JANUARY 31, 2011

	Common Stock Issued
					Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss for the year ended January 31, 2010	-	-	-	(710,745)	-	(710,745)
Foreign currency exchange loss	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss for the year ended January 31, 2011	-	-	-	(672,618)	-	(672,618)
Foreign currency exchange loss	-	-	-	-	(13,438)	(13,438)

Balance at January 31, 2011	10,216,301	$10,217	$2,913,300	$(3,056,819)	$(70,848)	$(204,150)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year		From January 10,
	Ended January 31,		2005 (Inception)
	2011	2010	to January 31, 2011
Cash flows used in operating activities:
Net loss	$(672,618)	$(710,745)	$(3,056,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	14,250
Write-down of unproved mineral properties	-	29,685	225,685
Changes in operating assets and liabilities:
Prepaids and other receivables	(20,397)	(575)	(37,572)
Accounts payable	67,123	55,117	196,657
Accrued liabilities	(495)	40,495	231,045
Due to related parties	410,429	286,249	848,136
Accrued interest on notes payable to related party	3,758	49,128	73,750

Net cash used in operating activities	(212,200)	(250,646)	(1,504,868)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(18,548)	(58,702)	(1,026,769)

Net cash used in investing activities	(18,548)	(58,702)	(1,026,769)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	109,890	164,500	854,390
Proceeds from issuance of common stock	135,000	162,500	1,756,750

Net cash provided by financing activities	244,890	327,000	2,611,140

Effects of foreign currency exchange	(13,438)	(35,816)	(70,848)

Increase (decrease) in cash	704	(18,164)	8,655

Cash, beginning	7,951	26,115	-

Cash, ending	$8,655	$7,951	$8,655

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

Non-cash financing transactions:
Conversion of debt to related parties to shares of common stock	$-	$(338,026)	$(338,026)
Conversion of notes payable to shares of common stock	$-	$(744,500)	$(744,500)
Conversion of accrued interest to shares of common stock	$-	$(69,992)	$(69,992)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge liabilities and commitments in the normal course of business.  The Company is in the exploration stage.  It has not generated operating revenues to date, and has accumulated losses of $3,056,819 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operation as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements and related notes are presented in accordance with US GAAP, and are expressed in United States dollars. The Company has not produced revenues from its principal business and is an exploration stage company as defined by “Accounting and Reporting by Development Stage Enterprises.” These financial statements include the accounts of the Company and its wholly owned subsidiary, Polymet. All intercompany transactions and balances have been eliminated.

Reclassifications
Certain comparative amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any year presented.

Accounting Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproven mineral properties, determination of fair values of stock based transactions, and deferred income tax rates.

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

NOTE 3 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties at January 31, 2011 and January 31, 2010:

	January 31, 2011	January 31, 2010

Due to a company owned by an officer	$228,330	$26,324
Due to a company controlled by directors	207,742	48,920
Due to a company controlled by a relative of the president	63,692	18,719
Due to a major shareholder	10,347	5,719
Total due to related parties (a)	$510,111	$99,682

Note payable to a related party (b)	$52,902	$-
Note payable to a director (c)	60,746	-
Total notes payable to related parties	$113,648	$-

(a) Amounts due to related parties are unsecured and are due on demand.

(b) The principal amount of the note payable to a related party is $50,000, is due on demand, unsecured and bears interest at 6% per annum.  Interest of $2,902 had accrued as at January 31, 2011.

(c) The principal amounts of the notes payable to a director is $10,000 and $49,890 ($50,000 Cdn), they are payable on demand, unsecured and bear interest at 8% per annum.  Interest of $856 had accrued as at January 31, 2011.

Transactions with Related Parties

During the years ended January 31, 2011 and 2010 the Company incurred the following expenses with related parties:

•	$181,384 and $127,540, respectively, in consulting and other business expenses with a company owned by the chief financial officer of the Company.

•	$142,547 and $115,213 respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses with a company controlled by two directors.

•	$63,208 and $61,002, respectively, in administration, automobile, rental, and other business expenses with a company owned by a major shareholder and a relative of the president.

•	$26,221 and $25,210, respectively, in administration expenses with a major shareholder.

The above services were provided directly by related parties or paid by related parties on the Company’s behalf.

NOTE 4 – UNPROVED MINERAL PROPERTIES

	January 31, 2011	January 31, 2010

Unproved mineral properties, beginning	$643,481	$753,519
Acquisition	18,548	58,702
Unproved mineral properties written down	-	(168,740)
Unproved mineral properties, ending	$662,029	$643,481

Farellon Property

Farellon Alto Uno al Ocho Mineral Claim
On April 25, 2008, the Company acquired the Farellon Alto Uno al Ocho mining claim located in the Commune of Freirina, Province of Huasco, III Region of Atacama, Chile for $550,000. The claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000. The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month. The Company has no obligation to pay the royalty if it does not commence exploitation.  The Company had spent a total of $550,844 on the acquisition of this claim at January 31, 2011, and $550,253 at January 31, 2010.

Cecil Mineral Claims
On September 17, 2008, the Company acquired the Cecil mining claims for $20,000. The claims are located near the Farellon property in commune of Freirina, Province of Huasco, III Region of Atacama, Chile. At January 31, 2011, the Company had spent a total of $32,803 on the acquisition of these claims and accrued $3,096 in unpaid property taxes. At January 31, 2010, the Company spent $27,676 on the acquisition of these claims and accrued $3,096 in unpaid property taxes.

Mateo Property

Margarita Claim
On November 27, 2008, the Company purchased the Margarita mining claim for $16,072. At January 31, 2011, the Company had spent a total of $17,078 on the acquisition of this claim and accrued $667 in unpaid property taxes. At January 31, 2010, the Company had spent $16,678 on the acquisition of this claim and accrued $667 in unpaid property taxes.

Che Claims
On October 10, 2008, the Company entered into an option to purchase contract with a related company to acquire an option to purchase the Che Uno and Che Dos mining claims. Under the terms of the option, as amended, the Company agreed to pay $444 on December 2, 2008 as consideration for the option agreement and $20,000 by April 10, 2011 to acquire the Che claims. On December 2, 2008, the Company paid the consideration and acquired the option agreement. The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000. The royalty payments are due monthly once exploitation begins and are not subject to minimum payments. The Company has no obligation to pay the royalty if it does not commence exploitation. At January 31, 2011, the Company had spent a total of $1,313 on the acquisition of these claims and accrued $1,264 in unpaid property taxes. At January 31, 2010, the Company spent $778 on the acquisition of these claims and accrued $1,264 in unpaid property taxes.

Mateo Exploration Claims
At January 31, 2011 the Company had spent a total of $6,833 on the acquisition of these claims and accrued $8,304 in unpaid property taxes and other costs. At January 31, 2010, the Company spent $3,839 on the acquisition of these claims and accrued $8,304 in unpaid property taxes and other costs.

Irene Claims
On September 24, 2010 the Company entered into a purchase promise agreement with a related company to acquire Irene claims. Under the terms of the agreement, as amended, the Company must pay 21 million Chilean pesos (approximately $43,500 US) by May 15, 2011 to exercise the option and purchase the Irene claims.  At January 31, 2011, the Company capitalized $838 in acquisition costs for these claims.

Other Property Costs
At January 31, 2011 and January 31, 2010, the Company had spent or accrued a total of $5,209 and $4,364, respectively in acquisition costs for other generative claims.

At January 31, 2011 and January 31, 2010, the Company capitalized $33,780 and $26,561, respectively in Chilean value added tax as part of the unproved mineral claims. This VAT is recoverable from future VAT payable.

Abandoned claims
During the year ended January 31, 2010, the Company abandoned mineral claims with a cost of $29,685, as it decided not to pursue exploration of the claims. During the year ended January 31, 2011, the Company did not abandon any mineral claims.

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

On January 19, 2010, the Company engaged in a private offering of units pursuant to which it issued 250,000 units at $0.25 per share in a private placement for cash of $62,500.  Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant is exercisable at $0.30 for a period of two years.

On January 19, 2010, the Company issued 3,841,727 shares of its common stock to settle $1,152,518 in debt with related party.

On September 15, 2009, the Company engaged in a private offering of units pursuant to which it issued 1,428,572 shares of the Company’s common stock at $0.07 per share in a private placement for cash of $100,000.

Warrants
	January 31, 2011	January 31, 2010
Warrants, beginning	607,147	369,052
Granted	540,000	250,000
Exercised	-	-
Expired	(357,147)	(11,905)
Warrants, ending	790,000	607,147

The weighted average life and weighted average exercise price of the warrants at January 31, 2011 is $1.10 years and $0.30, respectively.

NOTE 6 – INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	January 31, 2011	January 31, 2010
Loss before discontinued operations and non-controlling interest	$(672,618)	$(710,745)
Statutory income tax rate	34%	34%
Expected in tax recovery at statutory income tax rates	$(228,690)	$(241,653)
Non-deductible expenses	(32,530)	8,638
Difference in foreign tax rates	44,099	52,118
Change in valuation allowance	217,121	180,898
Income tax recovery	$-	$-

Temporary differences that give rise to the following deferred income tax assets and liabilities at are:

	January 31, 2011	January 31, 2010
Deferred income tax assets
Federal loss carryforwards	$532,315	$59,292
Foreign loss carryforwards	221,012	176,914
Mineral properties	38,366	38,366
	791,693	574,572
Valuation allowance	(791,693)	(574,572)
	$-	$-

The Company has $1,565,631 of United States federal net operating loss carry forwards that may be offset against future taxable income. These losses expire as follows:

2026	$1,188
2027	14,932
2028	231,644
2029	430,210
2030	378,766
2031	508,891
$1,565,631

The Company also has $1,300,073 of Chilean tax losses.  The Chilean tax losses can be carried forward indefinitely.

NOTE 7 – SUBSEQUENT EVENTS

On March 10, 2011, the Company purchased the Perth mining claims for $35,000. The properties are located in Sierra Pan de Azucar in commune of Freirina, Province of Huasco, III Region of Atacama, Chile. At March 15, 2011, the Company paid a total of $18,717 in property taxes for the Perth property.

 On March 14, 2011, the Company entered into an agreement on the Perth property with Revonergy Inc.  Revonergy Inc. paid $35,000 on signing the agreement and can earn 35% interest in the Perth property if it spends a minimum $1,450,000 on the three phase exploration program. Revonergy Inc. can earn a further 15% interest if it completes a preliminary feasibility study within four years from the signing of the agreement.

On April 7, 2011, the Company issued 6,723,333 units at a price of $0.30 per unit. Each unit consists of one share of common stock and one share purchase warrant. The warrants have an exercise price of $0.50 per share and are exercisable for a period of two years. The warrants contain a call provision which allows the Company to call the warrants upon the occurrence of certain conditions. The net proceeds to the Company from the offering were approximately $1,862,462. Commissions of $58,900 were paid and 196,333 share purchase warrants were  issued to agents in connection with this financing.

As part of the private placement of units described above, the Company’s CEO converted loans in the amount of $50,000 into 166,666 units and the Company’s CFO converted loans in the amount of $80,000 into 266,667 units.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework

Based on our assessment, our chief executive officer and our chief financial officer determined that, as of January 31, 2011, our internal control over financial reporting is effective.

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

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 13 contains certain information regarding our directors, executive officers and key personnel. There is a family relationship between Caitlin Jeffs and Michael Thompson.  Directors serve for one year and until their successors are duly elected and qualified. In Chile, Polymet has one legal representative, which is similar to a director, and a manager, which is similar to a president.

Table 13: Directors and officers
Name	Age	Position
Caitlin Jeffs	35	Director, chief executive officer, president and secretary
Michael Thompson	41	Director and vice president of exploration
John Da Costa	46	Chief financial officer and treasurer
Kevin Mitchell	50	Legal representative and manager of Polymet

Caitlin Jeffs, P. Geo.  Ms. Jeffs has been a director since October 2007 and our president, chief executive officer and secretary since April 21, 2008. She has more than seven years of experience as an exploration geologist.  Ms. Jeffs graduated from the University of British Columbia in 2002 with an honors bachelor of science in geology. She is a professional geologist on the register of the Association of Professional Geoscientists of Ontario. She worked for Placer Dome (CLA) Ltd. in Canada from February 2003 until May 2006 where she worked as both a project geologist managing drill programs for the exploration department at Placer Dome’s Musselwhite Mine in Northwestern Ontario and then as part of the generative team evaluating potential projects in Northwestern Ontario. Placer Dome (since acquired by Barrick Gold Corp. and Gold Corp.) was a major mining company with operations in North America, Australia, Africa and South America.  None of these companies is related to Red Metal. Ms. Jeffs was a self-employed consulting geologist from May 2006 to April 2007. She is one of the founders and the general manager of Fladgate Exploration Consulting Corporation, a firm of consulting geologists in Ontario, Canada, which provides its services to Red Metal. She was a director of Trilogy Metals Inc., a resource exploration company listed on the TSX Venture Exchange, from July 2006 to May 2007.  She lives with Michael Thompson as a family.

Michael Thompson, P. Geo. Mr. Thompson has been a director since October 2007 and our vice-president of exploration since April 2008. He has more than ten years of experience as an exploration geologist.  Mr. Thompson graduated from the University of Toronto in 1997 with an honors bachelor of science in geology.  He is a professional geologist on the register of the Association of Professional Geoscientists of Ontario.  He worked in Canada for Teck Resources Ltd. from 1999 until 2002 as a project geologist managing exploration projects in Northwestern Ontario. From January 2003 until May 2006 he worked for Placer Dome (CLA) Ltd. as both a project geologist managing drill programs for the exploration department at Placer Dome’s Musselwhite Mine in Northwestern Ontario and then as part of the generative team evaluating potential projects in Northwestern Ontario. Teck Resources and Placer Dome (since acquired by Barrick Gold Corp. and Gold Corp.) are major mining companies with operations in North America, Australia, Africa and South America. None of these former employers is related to Red Metal. Mr. Thompson was a self-employed consulting geologist from May 2006 to April 2007.  He is a founder and the president of Fladgate Exploration Consulting Corporation, a firm of consulting geologists in Ontario, Canada, which provides its services to Red Metal. He lives with Caitlin Jeffs as a family.

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

Directors’ compensation

Our directors did not receive compensation during the years ended January 31, 2010 and 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the period covered by this annual report, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

ITEM 11: EXECUTIVE COMPENSATION

We do not pay nor we are planning to pay salaries or another form of cash compensation to our executive officers and directors.

When we are able to do so, our plan is to implement a compensation program consisting of options to purchase shares of our common stock.  We believe that a common stock option plan will allow us to adequately compensate and incentivize the executive officers who will help us achieve our business objectives.

To date, we have granted no stock options to our executive officers or any other persons.

During the last two fiscal years, Fladgate Exploration Consulting Corporation, a company controlled by our CEO and VP of Exploration and Da Costa Management Corp., a company owned by our CFO provided us with consulting, administrative and geological services, and paid certain expenses on our behalf. We reimbursed Fladgate Exploration Consulting Corporation and Da Costa Management Corp. for these services and expenditures as discussed in the Related-party transactions section below.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 14  presents, as of April 25, 2011, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days from April 25, 2011 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Table 14: Security ownership
Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Common stock	Caitlin Jeffsa	1,775,242	10.43
Common stock	Michael Thompsona	169,524	1.00
Common stock	Fladgate Exploration Consulting Corp.b	830,087	4.90
Common stock	John Da Costac	1,010,358d	5.87
	All officers and directors as a group	3,785,211	22.20

Common stock	Richard N. Jeffse,f	4,572,119 g	25.73
Common stock	Susan Jeffse,f	2,246,670h	12.50
Common stock	Robert Andjelicf,i	5,000,000 j	25.72
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
f5% shareholder
gThis sum includes warrants exercisable for 833,334 shares.
hThis sum includes warrants exercisable for 1,033,000 shares.
iThe address for Robert Andjelic is PO Box 69, Millarville, AB T0L 1K0.
jThis sum includes warrants exercisable for 2,500,000 shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence

Using the definition of “independent” in Section 803 of the Rules of the NYSE Amex, we have determined that none of our directors is independent.

Transactions with related persons

Since February 1, 2009, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Amounts due to related parties

Table 15 describes amounts due to related parties that were incurred during the fiscal years ended January 31, 2011 and January 31, 2010, and through April 21, 2011.

Table 15: Due to related parties
	Period ended April 21, 2011*	Fiscal years ended January 31,
		2011	2010
Due to Da Costa Management Corp.a	$97,403	$228,330	$26,324
Due to Fladgate Exploration Consulting Corporationb	$175,980	$207,742	$48,920
Due to Minera Farellon Limitadac	$103,743	$63,692	$18,719
Due to Kevin Mitchelld	$1,521	$10,347	$5,719
* The amounts accrued at April 21, 2011.
a During the period from February 1, 2011 to April 21, 2011 we paid or accrued a total of $59,174 in consulting and other business expenses paid on our behalf to Da Costa Management Corp. During the years ended January 31, 2011 and 2010, we paid or accrued a total of $181,384 and $127,540, respectively in consulting and other business expenses paid on our behalf to Da Costa Management Corp.
b During the period from February 1, 2011 to April 21, 2011 we paid or accrued a total of $67,655 in administration, mineral exploration, and investor relation services as well as other business expenses paid on our behalf to Fladgate Exploration Consulting Corporation, a company controlled by two directors. During the year ended January 31, 2011, we paid or accrued a total of $142,547 in administration, mineral exploration, and investor relation services as well as other business expenses paid on our behalf to the same company. During the year ended January 31, 2010, we paid or accrued a total of $115,213 in administration, mineral exploration, and investor relation services as well as other business expenses paid on our behalf to the same company.
c During the period from February 1, 2011 to April 21, 2011 we paid or accrued a total of $13,904 in administration, automobile and rental expenses to Minera Farellon Limitada, a company owned by Kevin Mitchell, and Richard Jeffs, the father of our president. During the years ended January 31, 2011 and 2010, we paid or accrued a total of $63,208 and $61,002 in administration, automobile, mineral exploration, rental, and other business expenses paid on our behalf to the same company.
d During the period from February 1, 2011 to April 21, 2011 we paid or accrued a total of $6,284 in administration expense to Kevin Mitchell, a former major shareholder. During the years ended January 31, 2011 and 2010, we paid or accrued $26,221 and $25,210, respectively, in administration and other business expenses paid on our behalf to the same shareholder.

Notes payable to related party

Table 16 describes the promissory notes payable to related parties including accrued interest as at January 31, 2011 and 2010, and through April 21, 2011

Table 16: Notes payable to related parties
		Fiscal years ended January 31,
	Period ended April 21, 2011	2011	2010
Note payable to the company owned by Richard Jeffs a	$53,621	$52,902	$ –
Note payable to Richard Jeffs a	11,123	–	–
Notes payable to Caitlin Jeffs b	–	60,746	–
Notes payable to John da Costac	–	–	–
Total notes payable to related parties	$64,744	$113,648	$ –
a Principle amount of the note payable to the company owned by Richard Jeffs is $50,000; it is payable on demand, unsecured and bears interest at 6% per annum compounded monthly. Interest of $ 3,620 had accrued as at April 21, 2011. Principle amount of the note payable to Richard Jeffs is $11,000; it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $ 123 had accrued as at April 21, 2011. During the year ended January 31, 2010, we had notes payable to Richard Jeffs for total principle of $744,500 and accrued interest of $69,992, which were converted to shares of our common stock at $0.30 per share. The largest aggregate amount of principal outstanding to Richard Jeffs and the Company owned by him during the period for which disclosure is provided was $744,500.
b The principle amounts of the notes payable to Caitlin Jeffs were $10,000 US and $50,000 Cdn, they were payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $1,837 had accrued as at April 8, 2011. The largest aggregate amount of principal outstanding to Caitlin Jeffs during the period for which disclosure is provided was approximately $ 62,268 US.
c The principle amounts of the notes payable to John da Costa  were $10,000 Cdn and $70,000 Cdn, they were payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $851 had accrued as at April 8, 2011. The largest aggregate amount of principle outstanding to  John da Costa during the  period for which disclosure is provided was approximately $80,454 US.

Transactions with directors and officers

We have completed a number of transactions with our directors and officers:

•	On September 15, 2009, we issued 1,428,571 shares of our common stock at $0.07 per share in a private placement to Caitlin Jeffs for $100,000 cash.
•
On January 19, 2010, we issued, at a deemed price of $0.30 per share, 830,087 shares of our common stock to Fladgate Exploration Consulting Corporation, owned by our directors, to settle $249,026 in accrued debt for services rendered, and 296,667 shares to Da Costa Management Corporation, owned by our chief financial officer, to settle $89,000 in accrued debt for services rendered.

•
On April 7, 2011, under the private equity financing, we issued 83,333 units at $0.30 per unit to Caitlin Jeffs and 83,333 units at $0.30 per unit to Michael Thompson. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants expire on April 7, 2013.

•
On April 7, 2011, under the private equity financing, we issued 266,667 units at $0.30 per unit to John da Costa. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants expire on April 7, 2013.

Transactions with other related parties

We have a close working relationship with Minera Farellon Limitada, which is owned by Kevin Mitchell, Polymet’s legal representative and Richard Jeffs, the father of our president. Minera Farellon provides administrative services and supplies our logistical needs under a contract. Minera Farellon also investigates potential claims and often ties them, either by staking new claims or optioning or buying others’ claims. This gives us an opportunity to review them to decide whether they are of interest to us. On April 12, 2011, we paid Minera Farellon Limitada 10,000,000 pesos (approximately $20,000) to acquire the Che mining claims.

On April 7, 2011, under a private equity financing, we issued 2,500,000 units at $0.30 per unit to Robert Andjelic. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants expire on April 7, 2013. On the same date, we entered into the Board Observer Agreement with Mr. Andjelic. Subject to certain exceptions, Mr. Andjelic has the right to attend in a non-voting capacity any meeting of the board, to receive all notices of board meetings and other information distributed to the members of the board, and to receive copies of actions taken by written consent.

We have completed a number of transactions with relatives of our president:

•	On January 19, 2010 we issued 2,714,973 shares of our common stock at $0.30 per share to pay promissory notes issued to Richard Jeffs for cash plus accrued interest for a total of $814,492.

•
On December 31, 2009, we issued 200,000 units at $0.25 per unit to Susan Jeffs, the mother of our president. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.30 per share. The warrants expire on December 31, 2011.

•
On April 7, 2011, under the private equity financing, we issued 833,334 units at $0.30 per unit to Richard Jeffs. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants expire on April 7, 2013.

•
On April 7, 2011, under the private equity financing, we issued 833,333 units at $0.30 per unit to Susan Jeffs. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants expire on April 7, 2013.

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

2011 - $0 – Mendoza Berger & Company, L.L.P.
2010 - $27,500 – Mendoza Berger & Company, L.L.P.

2011 - $31,966 – Dale Matheson Carr-Hilton Labonte LLP
2010 - $9,528 – Dale Matheson Carr-Hilton Labonte LLP

 (2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011 - $0 – Mendoza Berger & Company, L.L.P.
2010 - $8,202 – Mendoza Berger & Company, L.L.P.

2011 - $0 – Dale Matheson Carr-Hilton Labonte LLP
2010 - $0 – Dale Matheson Carr-Hilton Labonte LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 - $0 – Mendoza Berger & Company, L.L.P.
2010 - $0 – Mendoza Berger & Company, L.L.P.

2011 - $2,755 – Dale Matheson Carr-Hilton Labonte LLP
2010 - $0 – Dale Matheson Carr-Hilton Labonte LLP

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2011 - $0 – Mendoza Berger & Company, L.L.P.
2010 - $0 – Mendoza Berger & Company, L.L.P.

2011 - $0 – Dale Matheson Carr-Hilton Labonte LLP
2010 - $0 – Dale Matheson Carr-Hilton Labonte LLP

We do not have an audit committee.  Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

ITEM 15: EXHIBITS

 See the index to financial statements on page 31.

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
10.4
Contract for the option to purchase mining holdings dated October 10, 2008 between Minera Farellon Limitada and Minera Polymet Limitada6, Amendment #1 dated October 10, 20086 and Amendment #2 dated April 7, 20094

10.5	Letter of intent for the purchase of Pertenencia Irene Una al Dos dated February 2, 2009 between Minera Farellon Limitada and Minera Polymet Limitada5
10.6	Contract for consulting services dated April 1, 2009 between Minera Farellon Limitada and Minera Polymet Limitada4,6
10.7	Contract dated September 21, 2009 with Micon International Limited for preparation of a NI 43-101 technical report7
10.8	Loan Agreement and Promissory Note dated February 11, 2010 between Red Metal Resources Ltd. and Wet Coast Management Corp. in favor of Wet Coast Management Corp.8
16	Letter re change in certifying accountant7
21	List of significant subsidiaries of Red Metal Resources Ltd.5
31.1	Certification of chief executive officer and president pursuant to Rule 13a-14(a)/15d-14(a) 9
31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a) 9
32	Certification pursuant to 18 U.S.C. Section 13509
1Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363
2Incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2007
3Incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2008
4Incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2009
5Incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission on May 4, 2009
6Denotes a management contract
7 Incorporated by reference from the registrant’s report on Form 10 filed with the Securities and Exchange Commission on February 12, 2010
8 Incorporated by reference from the registrant’s annual report on Form 10-K for the fiscal year ended January 31,
  2010 filed with the Securities and Exchange Commission on April 30, 2010
9 Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 2, 2011

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ John Da Costa
John Da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Caitlin Jeffs	Chief Executive Officer,	May 2, 2011
Caitlin Jeffs	President, Secretary and director

/s/ John Da Costa	Chief Financial Officer	May 2, 2011
John Da Costa

/s/ Michael Thompson	Director	May 2, 2011
Michael Thompson