Form 10-Q
period 2011-04-30
RED METAL RESOURCES, LTD.
filed 2011-06-14
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2011

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

(807) 345-7384 (Issuer’s telephone number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 14, 2011 the number of shares of the registrant’s classes of common stock outstanding was 16,939,634.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2011	January 31, 2011

ASSETS
Current assets

Cash	$1,310,644	$8,655
Prepaids and other receivables	103,154	37,572
Total current assets	1,413,798	46,227

Unproved mineral properties	711,959	662,029
Total assets	$2,125,757	$708,256

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities

Accounts payable	$121,069	$196,657
Accrued liabilities	111,983	91,990
Due to related parties	370,986	510,111
Notes payable to related party	64,824	113,648
Total liabilities	668,862	912,406

Stockholders' equity (deficit)

Common stock, $0.001 par value, authorized 500,000,000,
16,939,634 and 10,216,301 issued and outstanding at April 30, 2011
and January 31, 2011	16,940	10,217
Additional paid in capital	4,864,676	2,913,300
Deficit accumulated during the exploration stage	(3,342,095)	(3,056,819)
Accumulated other comprehensive loss	(82,626)	(70,848)
Total stockholders' equity (deficit)	1,456,895	(204,150)
Total liabilities and stockholders' equity (deficit)	$2,125,757	$708,256

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		From January 10,
	April 30		2005 (Inception)
	2011	2010	to April 30, 2011
Revenue

Royalties	$-	$-	$15,658

Operating Expenses

Administration	20,686	27,707	295,826
Advertising and promotion	40,527	40,271	365,637
Automobile	5,975	7,452	71,694
Bank charges	2,636	1,814	19,248
Consulting fees	66,220	32,923	532,568
Interest on current debt	18,606	4,902	127,400
Mineral exploration costs	29,947	555	778,333
Office	3,337	2,329	30,643
Professional development	-	4,008	5,116
Professional fees	47,905	37,130	516,184
Rent	3,456	3,126	45,145
Regulatory	7,998	4,515	56,644
Travel and entertainment	19,215	28,553	215,881
Salaries, wages and benefits	5,020	1,015	57,702
Foreign exchange loss	10,839	551	11,138
Write-down of unproved mineral properties	2,909	-	228,594
Total operating expenses	285,276	196,851	3,357,753

Net loss	$(285,276)	$(196,851)	$(3,342,095)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	12,029,335	9,841,245

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO APRIL 30, 2011
(UNAUDITED)

	Common Stock Issued
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss	-	-	-	(710,745)	-	(710,745)
Foreign currency exchange loss	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss	-	-	-	(196,851)	-	(196,851)
Foreign currency exchange loss	-	-	-	-	(4,666)	(4,666)
Balance at Aprl 30, 2010	10,216,301	10,217	2,913,300	(2,581,052)	(62,076)	280,389

Common stock issued for cash	-	-	-	-	-	-
Net loss	-	-	-	(475,767)	-	(475,767)
Foreign currency exchange loss	-	-	-	-	(8,772)	(8,772)
Balance at January 31, 2011	10,216,301	10,217	2,913,300	(3,056,819)	(70,848)	(204,150)

Common stock issued for cash	6,290,000	6,290	1,821,809	-	-	1,828,099
Common stock issued for debt	433,333	433	129,567	-	-	130,000
Net loss	-	-	-	(285,276)	-	(285,276)
Foreign currency exchange loss	-	-	-	-	(11,778)	(11,778)

Balance at April 30, 2011	16,939,634	$16,940	$4,864,676	$(3,342,095)	$(82,626)	$1,456,895
The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months		From January 10,
	Ended April 30,		2005 (Inception)
	2011	2010	to April 30, 2011
Cash flows used in operating activities:
Net loss	$(285,276)	$(196,851)	$(3,342,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	14,250
Write-down of unproved mineral properties	2,909	-	228,594
Changes in operating assets and liabilities:
Prepaids and other receivables	(65,582)	2,801	(103,154)
Accounts payable	(75,588)	75,282	121,069
Accrued liabilities	19,993	(31,295)	251,038
Due to related parties	(139,125)	98,423	709,011
Accrued interest on notes payable to related party	2,275	561	76,025

Net cash used in operating activities	(540,394)	(51,079)	(2,045,262)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(52,839)	(12,298)	(1,079,608)

Net cash used in investing activities	(52,839)	(12,298)	(1,079,608)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	78,901	50,000	933,291
Proceeds from issuance of common stock	1,828,099	135,000	3,584,849

Net cash provided by financing activities	1,907,000	185,000	4,518,140

Effects of foreign currency exchange	(11,778)	(4,666)	(82,626)

Increase in cash	1,301,989	116,957	1,310,644

Cash, beginning	8,655	7,951	-

Cash, ending	$1,310,644	$124,908	$1,310,644

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
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

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties at April 30, 2011 and January 31, 2011:

	April 30, 2011	January 31, 2011

Due to a company owned by an officer	$98,063	$228,330
Due to a company controlled by directors	191,447	207,742
Due to a company controlled by a relative of the president	79,304	63,692
Due to a shareholder	2,172	10,347
Total due to related parties (a)	$370,986	$510,111

Note payable to a company owned by a relative of the president (b)	$53,679	$52,902
Note payable to a director (c)	-	60,746
Note payable to a relative of the president (d)	11,145	-
Total notes payable to related parties	$64,824	$113,648

(a) Amounts due to related parties are unsecured, are due on demand, and bear no interest.

(b) The principal amount of the note payable to a related party is $50,000, is due on demand, unsecured and bears interest at 6% per annum.  Interest of $3,679 and $2,902 had accrued as at April 30, 2011, and January 31, 2011, respectively.

(c) The principle amounts of the notes payable to a director were $0 and  $10,000 US and $0 and $50,000 Cdn, at April 30, 2011 and January 31, 2011, respectively; they were payable on demand, unsecured and bore interest at 8% per annum. The $50,000 US note payable was converted into 166,666 units sold in the private placement offering completed on April 7, 2011. The remaining principal and accrued interest were paid in cash.

(d) The principal amount of the note payable due to a relative of the president is $11,000 and is due on demand, unsecured and bears interest at 8% per annum.  Interest of $145 had accrued as at April 30, 2011.

During the three months ended April 30, 2011, the Company borrowed $70,000 US and $10,000 Cdn from its CFO. The notes payable were due on demand, unsecured and bore interest at 8% per annum compounded monthly. The CFO chose to convert the equivalent of $80,000 US in principle into 266,667 units sold in the private placement offering completed on April 7, 2011. The remaining principal and accrued interest were paid in cash.

Transactions with Related Parties

During the three months ended April 30, 2011 and 2010 the Company incurred the following expenses with related parties:

•	$66,492 and $34,975, respectively, in consulting and other business expenses with a company owned by the chief financial officer of the Company

•	$79,208 and $51,483, respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses with a company controlled by two directors

•	$16,525 and $16,290, respectively, in administration, automobile, rental, and other business expenses with a company owned by a major shareholder and a relative of the president

•	$7,018 and $6,346, respectively, in administration expenses with a shareholder

The above amounts represent services provided directly by related parties or expenses paid by related parties on the Company’s behalf.

NOTE 3 – UNPROVED MINERAL PROPERTIES

	April 30, 2011	January 31, 2011

Unproved mineral properties, beginning	$662,029	$643,481
Acquisition	52,839	18,548
Unproved mineral properties written down	(2,909)	-
Unproved mineral properties, ending	$711,959	$662,029

Farellon Property

Farellon Alto Uno al Ocho Mineral Claim
On April 25, 2008, the Company acquired the Farellon Alto Uno al Ocho mining claim located in the Commune of Freirina, Province of Huasco, III Region of Atacama, Chile for $550,000. The claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000. The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month. The Company has no obligation to pay the royalty if it does not commence exploitation.  At April 30, 2011, the Company had spent a total of $550,844 on the acquisition of this claim and accrued $794 in unpaid property taxes. At January 31, 2011, the Company had spent $550,844 on the acquisition of this claim.

Cecil Mineral Claims
On September 17, 2008, the Company acquired the Cecil mining claims for $20,000. The claims are located near the Farellon property in commune of Freirina, Province of Huasco, III Region of Atacama, Chile. At April 30, 2011, the Company had spent a total of $32,803 on the acquisition of these claims and accrued $8,878 in unpaid property taxes. At January 31, 2011, the Company had spent $32,803 on the acquisition of these claims and accrued $3,096 in unpaid property taxes.

Mateo Property

Margarita Claim
On November 27, 2008, the Company acquired the Margarita mining claim for $16,072. At April 30, 2011, the Company had spent a total of $17,078 on the acquisition of this claim and accrued $1,112 in unpaid property taxes. At January 31, 2011, the Company had spent $17,078 on the acquisition of this claim and accrued $667 in unpaid property taxes.

Che Claims
On October 10, 2008, the Company acquired an option to purchase the Che Uno and Che Dos mining claims. Under the terms of the option, as amended, the Company agreed to pay $444 on December 2, 2008 as consideration for the option agreement and $20,000 by April 10, 2011 to acquire the Che claims. The Company exercised the option on April 7, 2011. The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000. The royalty payments are due monthly once exploitation begins and are not subject to minimum payments. The Company has no obligation to pay the royalty if it does not commence exploitation. At April 30, 2011, the Company had spent a total of $21,313 on the acquisition of these claims and accrued $1,868 in unpaid property taxes. At January 31, 2011, the Company had spent $1,313 on the acquisition of these claims and accrued $1,264 in unpaid property taxes.

Mateo Exploration Claims
At April 30, 2011 the Company had spent a total of $12,752 on the acquisition of these claims and accrued $5,483 in unpaid property taxes and other costs. The Company also wrote off $2,909 in acquisition costs when the Company’s management decided not to maintain several Mateo claims. At January 31, 2011, the Company had spent $6,833 on the acquisition of these claims and accrued $8,304 in unpaid property taxes and other costs.

Irene Claims
On September 7, 2010 the Company entered into a purchase agreement with a related company to acquire the Irene claims. Under the terms of the agreement, as amended, the Company must pay 21 million Chilean pesos (approximately $45,100 US) by May 15, 2011 to exercise the option and purchase the Irene claims (see Subsequent event note).  At April 30, 2011, the Company had spent $838 in acquisition costs for these claims and accrued $477 in unpaid property taxes. At January 31, 2011, the Company capitalized $838 in the acquisition of these claims.

Perth Property
On March 10, 2011, the Company purchased the Perth mining claims for $35,000. The properties are located in Sierra Pan de Azucar in commune of Freirina, Province of Huasco, III Region of Atacama, Chile.  On March 14, 2011, the Company entered into an agreement on the Perth property with Revonergy Inc.  Revonergy Inc. paid $35,000 on signing the agreement and can earn a 35% interest in the Perth property if it spends a minimum $1,450,000 on the three phase exploration program. Revonergy Inc. can earn a further 15% interest if it completes a preliminary feasibility study within four years from the signing of the agreement. At April 30, 2011, the Company had spent $54,371 in acquisition costs for this property, which were offset against the joint venture payment of $35,000.

Other Property Costs
At April 30, 2011 and January 31, 2011, the Company had spent or accrued a total of $6,152 and $5,209, respectively, in costs for generative claims.

At April 30, 2011 and January 31, 2011, the Company had capitalized $35,105 and $33,780, respectively, in Chilean value-added tax (VAT) as part of the unproved mineral claims. This VAT is recoverable from future VAT payable.

Abandoned claims
During the three months ended April 30, 2011, the Company recorded $2,909 in property write-downs when it decided not to pursue exploration of some of the Mateo exploration claims.

NOTE 4 – NON-CASH FINANCING TRANSACTIONS

The following table represents supplemental information on non-cash financing transactions for consolidated statements of cash flows for the  three months ended April 30, 2011 and 2010 and for the period from January 10, 2005 (inception) to April 30, 2011.

Non-cash financing transactions

	April 30, 2011	April 30, 2010	From January 10, 2005 (Inception) to April 30, 2011
Conversion of debt owed to related parties to shares of common stock	$-	$-	$338,026
Conversion of notes payable to shares of common stock	130,000	-	874,500
Conversion of accrued interest to shares of common stock	-	-	69,992
Total non-cash financing transactions	$130,000	$-	$1,282,518

During the three months ended April 30, 2011, as part of the private placement offering completed on April 7, 2011, the Company’s CEO converted loans in the amount of $50,000 into 166,666 units at $0.30 per unit, and the Company’s CFO converted loans in the amount of $80,000 into 266,667 units at $0.30 per unit.  Each unit consisted of one share of our common stock and a warrant for the purchase of one share of our common stock.  The term of the warrant is two years and the exercise price is $0.50 per share.

During the three months ended April 30, 2010, the Company did not have any non-cash financing transactions.

From inception to April 30, 2011, the Company converted $338,026 in payables to related parties into 1,126,754 shares of its common stock at $0.30 per share; and $874,500 of loans and $69,992 of accrued interest on notes payable to related parties into 3,148,306 shares of our common stock at $0.30 per share.

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

Warrants

	April 30, 2011	January 31, 2011
Warrants, beginning	790,000	607,147
Granted	6,919,666	540,000
Expired	-	(357,147)
Warrants, ending	7,709,666	790,000

The weighted average life and weighted average exercise price of the warrants at April 30, 2011 is 1.82 years and $0.48, respectively.

NOTE 6 – SUBSEQUENT EVENTS

On May 10, 2011 the Company exercised its option and acquired the Irene claims for 21 million Chilean pesos (approximately $41,500 US).

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended January 31, 2011. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

We have no revenue-generating operations and are dependent upon the equity markets for our working capital. The collapse of the equity markets late in 2008, and the economic uncertainty and market instability that followed, have affected our ability to raise equity capital.  Market prices of copper and gold overall are moving in a positive direction and we are more optimistic that we can raise equity capital under these market conditions. We completed an offering of 6,723,333 units on April 7, 2011 at $0.30 per unit. Each unit consisted of one share of our common stock and one warrant for the purchase of one share exercisable at $0.50 per share for two years. We realized net proceeds of $1,862,462 from this offering.

In response to the economic environment of 2008, and the fact that we had only nominal revenues, in 2009 we terminated our duty to file reports with the Securities and Exchange Commission to save the legal and  auditing costs. We resumed filing reports by filing a registration statement on Form 10 on April 14, 2010.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. We own nothing in Chile except our claims and have no long-term commitments except the obligation to pay royalties if we exploit our properties. We have three employees in Chile. All of our other support there—such as vehicles, office and equipment, and administrative personnel—is supplied under short-term contracts.

We conducted a drilling program on our Farellon property in September of 2009. We have analyzed the results and believe that further drilling of the property is warranted. Micon International Limited, from whom we commissioned a Canadian National Instrument 43-101 technical report summarizing the drilling results, has recommended that we conduct a two-phase drilling program. We have planned a first phase consisting of 2,000 meters of combined RC and diamond drilling to define the structural controls on the mineralization and assist in defining the depth and nature of the sulphide mineralization. The estimated cost of this phase is $275,000. We intend to begin this drilling in our second quarter.

If the first phase is successful, we propose to conduct a larger exploration program consisting of 10,000 meters of combined RC and diamond drilling, geophysical surveys and geological mapping to ascertain the extent of the structural controls and the potential size of the mineralization. The estimated cost today of this phase is $2.5 million.

We are planning an initial exploration program on the Mateo property including geophysics, surface mapping, sampling and a 1,000-metre RC drill program for a total cost of approximately $300,000.

On March 14, 2011, we entered into a joint venture earn-in agreement on the Perth property with Revonergy Inc. According to the agreement Revonergy Inc. can earn a 35% interest in the Perth property if it spends a minimum $1,450,000 on a three-phase exploration program; and can earn a further 15% interest if it completes a preliminary feasibility study within four years from the signing of the agreement.

The cost and timing of all planned exploration programs are subject to the availability of qualified mining personnel, such as consulting geologists and geo-technicians, and drillers and drilling equipment. If we are unable to find the personnel and equipment that we need when we need them and at the prices that we have estimated today, we might have to revise or postpone our plans.

At April 30, 2011, we had a working capital of $744,936 and $1,310,644 in cash. This was a result of a private equity financing that we completed on April 7, 2011, for net proceeds after commissions, legal and closing fees of $1,862,462. We intend to use $600,000 from the current cash reserves on the Farellon exploration programs; and $200,000 on the phase 1 Mateo mapping and geophysics to identify Candelaria-type targets.

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at the three months ended April 30, 2011 to the year-ended January 31, 2011.

Table 1: Comparison of financial condition
	April 30, 2011	January 31, 2011
Working capital (deficit)	$744,936	$(866,179)
Current assets	$1,413,798	$46,227
Unproved mineral properties	$711,959	$662,029
Total liabilities	$668,862	$912,406
Common stock and additional paid in capital	$4,881,616	$2,923,517
Deficit	$(3,342,095)	$(3,056,819)

COMPARISON OF PRIOR QUARTERLY RESULTS

Tables 2.1 and 2.2 present selected financial information for each of the past eight quarters.

Table 2.1: Summary of quarterly results (July 31, 2010 – April 30, 2011)
	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011
Revenue	–	–	–	–
Net loss	$(118,279)	$(154,436)	$(203,052)	$(285,276)
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Table 2.2: Summary of quarterly results (July 31, 2009 – April 30, 2010)
	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
Revenue	–	–	–	–
Net loss	$(111,162)	$(105,334)	$(204,061)	$(196,851)
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.03)	$(0.02)

During the quarter ended July 31, 2009, due to the downturn in the economy, we were maintaining low levels of operations. Excluding the written down unproved mineral claims, our net loss for this quarter was $95,037. During the quarter ended October 31, 2009 we conducted a drilling program on our Farellon property, which increased our mineral exploration costs. Excluding the recovery of written down unproved mineral property costs, our net loss for the third quarter of fiscal 2010 was $202,537. During the quarter ended January 31, 2010, we began preparation of the registration statement that was filed on April 10, 2010, which resulted in a substantial increase in our professional fees. During the quarter ended July 31, 2010, we maintained our investor-related activities on a moderate level and decreased our travel costs and professional fees, which resulted in a decrease in our net loss for the quarter. During the quarters ended October 31, 2010 and January 31, 2011, we invested more in advertising activities and experienced higher professional fees associated with our year-end audit and capital-raising efforts.  During the quarter ended April 30, 2011, aside from our regular day-to-day operations, we completed a private placement offering and began preparation of the registration statement on form S-1 that we filed on May 13, 2011. As a result of these activities, our professional and regulatory fees and other expenses increased. We also increased our mineral exploration activities on the Farellon and Mateo properties, which increased our exploration expenses.

Selected Financial Results

THREE MONTHS ENDED APRIL 30, 2011 AND APRIL 30, 2010

Our operating results for the three months ended April 30, 2011 and 2010 and the changes in our operating results between those periods are summarized in Table 3.

Table 3: Changes in operating results
	Three months ended April 30,		Changes between the three months ended
	2011	2010	April 30, 2011 and 2010

Operating Expenses:
Administration	$20,686	$27,707	$(7,021)
Advertising and promotion	40,527	40,271	256
Automobile	5,975	7,452	(1,477)
Bank charges	2,636	1,814	822
Consulting fees	66,220	32,923	33,297
Interest on current debt	18,606	4,902	13,704
Mineral exploration costs	29,947	555	29,392
Office	3,337	2,329	1,008
Professional development	–	4,008	(4,008)
Professional fees	47,905	37,130	10,775
Rent	3,456	3,126	330
Regulatory	7,998	4,515	3,483
Travel and entertainment	19,215	28,553	(9,338)
Salaries, wages and benefits	5,020	1,015	4,005
Foreign exchange loss	10,839	551	10,288
Write-down of unproved mineral properties	2,909	–	2,909
Net loss	$285,276	$196,851	$88,425

Operating expenses. Our operating expenses increased by $88,425, or 45%, from $196,851 for the three months ended April 30, 2010 to $285,276 for the three months ended April 30, 2011.  The following are our most significant year-to-date changes:

•
Due to higher accounting and financial advisory requirements we incurred $66,220 in consulting fees during the three months ended April 30, 2011, an increase of $33,297 compared to $32,923 for the three months ended April 30, 2010.

•
During the three months ended April 30, 2011, we expensed $18,606 in interest on current debt, an increase of $13,704 compared to interest expensed during the three months ended April 30, 2010. This increase was mainly associated with the debt-to-equity conversion that occurred on January 7, 2010, which led to a decrease in outstanding payables and loans subject to interest calculations during the period ended April 30, 2010.

•
During the three months ended April 30, 2011, we increased our mineral exploration activities on our Farellon and Mateo properties, which resulted in a $29,392 increase from $555 for the three months ended April 30, 2010 to $29,947 during the three months ended April 30, 2011.

•
During the three months ended April 30, 2011, we wrote down $2,909 in mineral property acquisition costs after we abandoned some of our Mateo exploration claims. During the three months ended April 30, 2010, we did not write down any of our properties.

Net loss. We had a net loss of $285,276 for the three months ended April 30, 2011, compared to a net loss of $196,851 for the three months ended April 30, 2010.  The $88,425 increase in net loss was due to increases in consulting fees, commissions and mineral exploration activities in Chile, as well as increases in salaries, wages and benefits and professional and regulatory fees. These increases were offset by decreases in travel and entertainment costs and administrative fees.

Liquidity

GOING CONCERN

The consolidated financial statements included in this form 10-Q have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements.  In April 2011 we completed a financing of units consisting of our common stock and warrants to purchase shares of our common stock.  We raised gross proceeds of $2,017,000.  We expect these funds to be adequate to support the current stage of our operations for the next 12 months.   However, we are continually reviewing potential properties to add to our portfolio. Suitable acquisitions and project development will require additional financing.  Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities.  If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations. At April 30, 2011, we had a working capital of $744,936 and accumulated losses of $3,342,095 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties.

Sources and uses of cash

THREE MONTHS ENDED APRIL 30, 2011 AND 2010

Table 4 summarizes our sources and uses of cash for the three months ended April 30, 2011 and 2010.

Table 4: Summary of sources and uses of cash
	April 30,
	2011	2010
Net cash provided by financing activities	$1,907,000	$185,000
Net cash used in operating activities	(540,394)	(51,079)
Net cash used in investing activities	(52,839)	(12,298)
Effect of foreign currency exchange	(11,778)	(4,666)
Net increase in cash	$1,301,989	$116,957

Net cash provided by financing activities. During the three months ended April 30, 2011, we issued 6,290,000 units at $0.30 per unit, for cash proceeds of $1,828,099, net of $58,900 in commissions paid to agents. Each unit consists of one share of our common stock and a two-year warrant exercisable for one share at $0.50 per share.

We borrowed $11,000 from the father of our president and $70,000 US and $10,000 Cdn (approximately $10,454 US) from our CFO, and repaid $14,956 in loans including accrued interest. We also recognized foreign exchange adjustment of $2,402 on $50,000 Cdn that we borrowed during the year ended January 31, 2011 from our CEO. See Non-cash financing transactions below.

During the three months ended April 30, 2010, we issued 540,000 shares of our common stock for $135,000, and borrowed $50,000 from a company owned by the father of a director.

Non-cash financing transactions. During the three months ended April 30, 2011, as part of the private placement offering completed on April 7, 2011, the Company’s CEO converted loans in the amount of $50,000 into 166,666 units and the Company’s CFO converted loans in the amount of $80,000 into 266,667 units.

During the three months ended April 30, 2010, we did not have any non-cash financing transactions.

Net cash used in operating activities. During the three months ended April 30, 2011, we used net cash of $540,394 in operating activities. We used $285,276 to cover operating costs and increased prepaids and other receivables by $65,582 for professional fees associated with the preparation and filing of the form S-1 registration statement. We decreased accounts payable by $75,588, and accounts payable to related parties by $139,125. These uses of cash were offset by a net increase in our accrued liabilities of $19,993, mainly associated with Chilean mineral property taxes and accrued interest on our notes payable to related parties of $2,275

During the three months ended April 30, 2010, we used net cash of $51,079 in operating activities.  We used $196,851 to cover operating costs and decreased our accrued liabilities by $31,295. These uses of cash were offset by net increases in prepaid expenses and accounts receivable of $2,801; accounts payable of $75,282, consisting mainly of legal fees incurred in preparing and filing our form 10 and the amendments to it; accounts payable to related parties of $98,423 for administration, consulting and expenses paid on our behalf; and accrued interest on our notes payable to a related party of $561.

Net cash used in investing activities. During the three months ended April 30, 2011, we spent $52,839 acquiring mineral claims and paying property taxes associated with our mineral claims. We capitalized Chilean value-added tax (VAT) as part of the unproved mineral claims. This VAT is recoverable from future VAT payable.

During the three months ended April 30, 2010, we spent $12,298 acquiring mineral claims and options to acquire mineral claims.

Since inception through April 30, 2011, we have invested $1,079,608 acquiring our mineral claims.

Unproved mineral properties

We have three active properties—the Farellon, Mateo, and Perth—consisting of both mining claims and exploration claims that we have assembled since the beginning of 2007.

Active properties

Our active properties as of the date of this filing are set out in Table 5. These properties are accessible by road from Vallenar as illustrated in Figure 1.

Table 5: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net areaa
Farellon
Farellon 1 – 8 claim	100%, mensura	66
Farellon 3 claim	100%, pedimento	300
Cecil 1 – 49 claim	100%, mensura	230
Cecil 1 – 40 and Burghley 1 – 60 claims	100%, manifestacion	500
		1,096	1,096

Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 1, 2, 3, 12, 13, 14 claims	100%, manifestacion	1,500
Mateo 4 and 5 claims	100%, pedimento	600
		2,292
Overlapped claims		(170)	2,122

Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, manifestacion	50
Galahad I A 1 al 46 claim	100%, manifestacion	230
Percival III 1 al 30 claim	100%, manifestacion	300
Tristan II 1 al 30 claim	100%, manifestacion	300
Tristan II A 1 al 5 claim	100%, manifestacion	15
Camelot claim	100%, pedimento	300
		2,404
Overlapped claims		(124)	2,280
			5,498
a Some pedimentos and manifestacions overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

Figure 1: Location and access to active properties.

Capital resources

Our ability to acquire and explore our Chilean claims is subject to our ability to obtain the necessary funding.  We expect to raise funds through loans from private or affiliated persons and sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

To assist us with our funding efforts, we retained the services of an independent investor relations specialist to handle our corporate communications. We agreed to pay him a monthly compensation in the amount of $5,000 Cdn (approximately $5,250 US) on a month-to-month contract that can be cancelled any time with 30 days written notice.

On April 7, 2011, we completed a private equity financing for net proceeds after commissions, legal and closing fees of $1,862,462. We paid the placement agent a cash commission of $58,900 and issued a warrant to purchase 196,333 shares of common stock.  The securities offered were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. On May 13, 2011, we filed registration statement on form S-1 to register 4,623,333 shares of our common stock, and 4,819,666 shares of common stock underlying warrants which were a part of the above private equity financing.

Contingencies and commitments

We had no contingencies at April 30, 2011.

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

Equity financing

To generate working capital, between January 31, 2009 and June 14, 2011 we issued 12,783,632 shares of our common stock and warrants for the purchase of 7,709,666 shares to raise $3,467,018 under Regulations S and D promulgated under the Securities Act of 1933.

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

Challenges and risks

We do not anticipate generating any revenue over the next twelve months. We plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Since January 31, 2011, we have raised over $1.9 million that we believe will satisfy our current working capital needs for the next twelve months.  Although we have succeeded in raising funds as we have needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general downturn, worldwide, of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. In addition to the Perth joint venture earn-in agreement, we may consider entering into a joint venture partnership with a more senior resource company to complete a mineral exploration program on other properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

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

Related-party transactions

Table 6 describes amounts that were due to related parties at the fiscal year ended January 31, 2011 and the period ended April 30, 2011.

Table 6: Due to related parties
	April 30, 2011	January 31, 2011
Due to Da Costa Management Corp.	$98,063	$228,330
Due to Fladgate Exploration Consulting Corporation	$191,447	$207,742
Due to Minera Farellon Limitada	$79,304	$63,692
Due to Kevin Mitchell	$2,172	$10,347

During the three months ended April 30, 2011 and 2010 the Company incurred the following expenses with related parties:

•	$66,492 and $34,975, respectively, in consulting and other business expenses for services provided by Da Costa Management Corp., a company owned by our CFO and treasurer

•
$79,208 and $51,483 respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses for services provided by or paid on our behalf by Fladgate Exploration Consulting Corporation, a company controlled by our directors

•
$16,525 and $16,290, respectively, in administration, automobile, rental, and other business expenses for services provided by Minera Farellon Limitada, a company owned by Richard Jeffs, the father of our president

•	$7,018 and $6,346, respectively, in administration expenses for services provided by Kevin Mitchell

Notes payable to related parties

Table 7 describes the promissory notes and accrued interest payable to related parties at April 30, 2011, and January 31, 2011.

Table 7: Note payable to related parties
	April 30, 2011	January 31, 2011
Note payable to the company owned by Richard Jeffs a	$53,679	$52,902
Note payable to Richard Jeffs b	11,145	–
Notes payable to Caitlin Jeffs c	–	60,746
Total notes payable to related parties	$64,824	$113,648
aThe principle amount is $50,000. It is payable on demand, unsecured and bears interest at 6% per annum compounded monthly. Interest of $3,679 had accrued as at April 30, 2011.
b The principle amount is $11,000. It is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $145 had accrued as at April 30, 2011.
c The principle amounts of the notes payable to Caitlin Jeffs were $10,000 US and $50,000 Cdn. They were payable on demand, unsecured and bore interest at 8% per annum compounded monthly. Interest of $1,837 had accrued as at April 8, 2011 when the notes were paid in full.

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

Unproved mineral property costs

We have been in the exploration stage since our inception on January 10, 2005 and have not yet generated significant revenue from our operations. We are primarily engaged in acquiring and exploring mining claims. We expense our mineral exploration costs as we incur them. When we have determined that a mineral claim can be economically developed as a result of establishing proven and probable reserves, we capitalize the costs then incurred to develop the claim and will amortize them using the units-of-production method over the estimated life of the probable reserve. If mineral claims are subsequently abandoned or impaired we will charge capitalized costs to operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 7, 2011, we sold to accredited investors 6,723,333 units at a price of $.30 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The warrants have an exercise price of $0.50 per share and are exercisable for two years. The warrants contain a call provision which allows us to call the warrants upon the occurrence of certain conditions.  We relied on Rule 506 of Regulation D and on Regulation S, promulgated under the Securities Act of 1933, to make the offering.  Under Regulation D, we offered the securities solely to accredited investors and did not engage in any form of general solicitation or general advertising.  Under Regulation S, we sold the securities to non-US persons in offshore transactions. We did not engage in any directed selling efforts in the United States, and each investor represented to us that the investor was not a U.S. person and was not acquiring the stock for the account or benefit of a U.S. person. Each investor agreed (i) to resell the securities only in accordance with the provisions of Regulation S or pursuant to registration or an exemption from registration under the Securities Act, (ii) that we must refuse to register any sale of the securities purchased unless the sale is in accordance with the provisions of Regulation S or pursuant to registration or an exemption from registration under the Securities Act, and (iii) not to engage in hedging transactions with the securities purchased unless the transaction complies with the Securities Act. The certificates representing the securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act and could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation1
3.1.2	Certificate of Amendment to Articles of Incorporation2
3.2	By-laws1
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)3
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)3
32	Certification pursuant to Section 1350 of Title 18 of the United States Code3
1	Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363
2	Incorporated by reference from the registrant’s Quarterly report on Form 10-Q for the period ended October 31, 2010 and filed with the Securities and Exchange Commission on December 13, 2010.
3	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 14, 2011

RED METAL RESOURCES LTD.

By:	/s/Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ John Da Costa
John DaCosta, Chief Financial Officer