Form 10-Q
period 2011-07-31
RED METAL RESOURCES, LTD.
filed 2011-09-14
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2011

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
 ☒  Yes  ☐  No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 14, 2011 the number of shares of the registrant’s common stock outstanding was 16,939,634.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2011	January 31, 2011

ASSETS
Current assets

Cash	$480,368	$8,655
Prepaids and other receivables	65,483	37,572
Total current assets	545,851	46,227

Fixed assets (net of amortization)	19,556	-
Unproved mineral properties	813,292	662,029
Total assets	$1,378,699	$708,256

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities

Accounts payable	$148,909	$196,657
Accrued liabilities	86,017	91,990
Due to related parties	411,078	510,111
Notes payable to related party	65,867	113,648
Total liabilities	711,871	912,406

Stockholders' equity (deficit)

Common stock, $0.001 par value, authorized 500,000,000, 16,939,634 and 10,216,301 issued and outstanding at July 31, 2011 and January 31, 2011	16,940	10,217
Additional paid in capital	4,864,676	2,913,300
Deficit accumulated during the exploration stage	(4,124,936)	(3,056,819)
Accumulated other comprehensive loss	(89,852)	(70,848)
Total stockholders' equity (deficit)	666,828	(204,150)
Total liabilities and stockholders' equity (deficit)	$1,378,699	$708,256

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended		From January 10,
	July 31		July 31		2005 (Inception)
	2011	2010	2011	2010	to July 31, 2011
Revenue

Royalties	$-	$-	$-	$-	$15,658

Operating Expenses

Administration	10,072	11,008	30,758	38,715	305,898
Advertising and promotion	60,559	17,338	101,086	57,609	426,196
Automobile	13,689	5,185	19,664	12,637	85,383
Bank charges	1,497	(28)	4,133	1,786	20,745
Consulting fees	90,413	36,072	156,633	68,995	622,981
Interest on current debt	16,841	10,990	35,447	15,892	144,241
Mineral exploration costs	423,608	12,416	453,555	12,971	1,201,941
Office	11,978	898	15,315	3,227	42,621
Professional development	-	-	-	4,008	5,116
Professional fees	58,351	15,387	106,256	52,517	574,535
Rent	3,498	3,107	6,954	6,233	48,643
Regulatory	7,400	6,925	15,398	11,440	64,044
Travel and entertainment	64,555	155	83,770	28,708	280,436
Salaries, wages and benefits	20,006	-	25,026	1,015	77,708
Foreign exchange loss	374	(1,174)	11,213	(623)	11,512
Write-down of unproved mineral properties	-	-	2,909	-	228,594
Total operating expenses	782,841	118,279	1,068,117	315,130	4,140,594

Net loss	$(782,841)	$(118,279)	$(1,068,117)	$(315,130)	$(4,124,936)

Net loss per share - basic and diluted	$(0.05)	$(0.01)	$(0.07)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	16,939,634	10,216,301	14,525,177	10,040,168

The accompanying notes are an integral part of these consolidated financial statements

 RED METAL RESOURCES LTD.
 (AN EXPLORATION STAGE COMPANY)
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO  JULY 31, 2011
 (UNAUDITED)

	Common Stock Issued
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss	-	-	-	(710,745)	-	(710,745)
Foreign currency exchange loss	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss for the six months ended July 31, 2010	-	-	-	(315,130)	-	(315,130)
Foreign currency exchange loss	-	-	-	-	(5,136)	(5,136)

Balance at July 31, 2010	10,216,301	10,217	2,913,300	(2,699,331)	(62,546)	161,640

Common stock issued for cash	-	-	-	-	-	-
Net loss	-	-	-	(357,488)	-	(357,488)
Foreign currency exchange loss	-	-	-	-	(8,302)	(8,302)

Balance at January 31, 2011	10,216,301	10,217	2,913,300	(3,056,819)	(70,848)	(204,150)

Common stock issued for cash	6,290,000	6,290	1,821,809	-	-	1,828,099
Common stock issued for debt	433,333	433	129,567	-	-	130,000
Net loss for the six months ended July 31, 2011	-	-	-	(1,068,117)	-	(1,068,117)
Foreign currency exchange loss	-	-	-	-	(19,004)	(19,004)

Balance at July 31, 2011	16,939,634	$16,940	$4,864,676	$(4,124,936)	$(89,852)	$666,828

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months		From January 10,
	Ended July 31,		2005 (Inception)
	2011	2010	to July 31, 2011
Cash flows used in operating activities:
Net loss	$(1,068,117)	$(315,130)	$(4,124,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	14,250
Write-down of unproved mineral properties	2,909	-	228,594
Changes in operating assets and liabilities:
Prepaids and other receivables	(27,911)	(877)	(65,483)
Accounts payable	(47,748)	55,191	148,910
Accrued liabilities	(3,540)	(29,882)	227,505
Due to related parties	(99,033)	145,599	749,102
Accrued interest on notes payable to related party	3,318	1,329	77,068

Net cash used in operating activities	(1,240,122)	(143,770)	(2,744,990)

Cash flows used in investing activities:
Purchase of fixed assets	(19,556)	-	(19,556)
Acquisition of unproved mineral properties	(156,605)	(14,944)	(1,183,374)

Net cash used in investing activities	(176,161)	(14,944)	(1,202,930)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	78,901	50,000	933,291
Proceeds from issuance of common stock	1,828,099	135,000	3,584,849

Net cash provided by financing activities	1,907,000	185,000	4,518,140

Effects of foreign currency exchange	(19,004)	(5,136)	(89,852)

Increase in cash	471,713	21,150	480,368

Cash, beginning	8,655	7,951	-

Cash, ending	$480,368	$29,101	$480,368

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
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

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties at July 31, 2011 and January 31, 2011:

	July 31, 2011	January 31, 2011

Due to a company owned by an officer	$98,489	$228,330
Due to a company controlled by directors	237,574	207,742
Due to a company controlled by a relative of the president	74,481	63,692
Due to a shareholder	534	10,347
Total due to related parties (a)	$411,078	$510,111

Note payable to a company owned by a relative of the president (b)	$54,495	$52,902
Note payable to a director (c)	-	60,746
Note payable to a relative of the president (d)	11,372	-
Total notes payable to related parties	$65,867	$113,648

(a) Amounts due to related parties are unsecured, are due on demand, and bear no interest.

(b) The principal amount of the note payable to a related party is $50,000 US, is due on demand, unsecured and bears interest at 6% per annum.  Interest of $4,495 and $2,902 had accrued as at July 31, 2011 and January 31, 2011, respectively.

(c) The principle amounts of the notes payable to a director were $0 and $10,000 US and $0 and $50,000 Cdn, at July 31, 2011 and January 31, 2011, respectively; they were payable on demand, unsecured and bore interest at 8% per annum. An equivalent of $50,000 US on the notes payable was converted into 166,666 units sold in the private placement offering completed on April 7, 2011. The remaining principal and accrued interest were paid in cash.

(d) The principal amount of the note payable due to a relative of the president is $11,000 and is due on demand, unsecured and bears interest at 8% per annum.  Interest of $372 had accrued as at July 31, 2011.

During the six months ended July 31, 2011, the Company borrowed $70,000 US and $10,000 Cdn from its CFO. The notes payable were due on demand, unsecured and bore interest at 8% per annum compounded monthly. The CFO chose to convert the equivalent of $80,000 US in principal into 266,667 units sold in the private placement offering completed on April 7, 2011. The remaining principal and accrued interest were paid in cash.

Transactions with Related Parties

During the six months ended July 31, 2011 and 2010 the Company incurred the following expenses to related parties:

•	$145,766 and $65,933, respectively, in consulting and other business expenses to a company owned by the chief financial officer of the Company

•	$318,157 and $77,468, respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses to a company controlled by two directors

•	$37,526 and $32,014, respectively, in administration, automobile, rental, and other business expenses to a company owned by a major shareholder and a relative of the president

•	$21,797 and $12,591, respectively, in administration expenses, salary and other reimbursable expenses to a shareholder

The above amounts represent services provided directly by related parties or expenses paid by related parties on the Company’s behalf.

NOTE 3 – UNPROVED MINERAL PROPERTIES

	July 31, 2011	January 31, 2011

Unproved mineral properties, beginning	$662,029	$643,481
Acquisition	156,605	18,548
Unproved mineral properties written down	(5,342)	-
Unproved mineral properties, ending	$813,292	$662,029

Farellon Property

Farellon Alto Uno al Ocho Mineral Claim
On April 25, 2008, the Company acquired the Farellon Alto Uno al Ocho mining claim located in the Commune of Freirina, Province of Huasco, III Region of Atacama, Chile for $550,000. The claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000. The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month. The Company has no obligation to pay the royalty if it does not commence exploitation.  At July 31, 2011, the Company had spent a total of $551,647 on the acquisition of this claim. At January 31, 2011, the Company had spent $550,844 on the acquisition of this claim.

Cecil Mineral Claims
On September 17, 2008, the Company acquired the Cecil mining claims for $20,000. The claims are located near the Farellon property in commune of Freirina, Province of Huasco, III Region of Atacama, Chile. At July 31, 2011, the Company had spent a total of $38,651 on the acquisition of these claims and accrued $3,096 in unpaid property taxes. At January 31, 2011, the Company had spent $32,803 on the acquisition of these claims and accrued $3,096 in unpaid property taxes.

Perth Property

Perth Claims
On March 10, 2011, the Company purchased the Perth mining claims for $35,000. The properties are located in Sierra Pan de Azucar in commune of Freirina, Province of Huasco, III Region of Atacama, Chile.  On March 14, 2011, the Company entered into an agreement relating to the Perth property with Revonergy Inc.  Revonergy Inc. paid $35,000 on signing the agreement and can earn a 35% interest in the Perth property if it spends a minimum $1,450,000 on the three phase exploration program. Revonergy Inc. can earn a further 15% interest if it completes a preliminary feasibility study within four years from the signing of the agreement. At July 31, 2011, the Company had spent $54,371 in acquisition costs for this property, which were offset against the joint venture payment of $35,000.

Mateo Property

Margarita Claim
On November 27, 2008, the Company acquired the Margarita mining claim for $16,072. At July 31, 2011, the Company had spent a total of $17,529 on the acquisition of this claim and accrued $667 in unpaid property taxes. At January 31, 2011, the Company had spent $17,078 on the acquisition of this claim and accrued $667 in unpaid property taxes.

Che Claims
On October 10, 2008, the Company acquired an option to purchase the Che Uno and Che Dos mining claims. Under the terms of the option, as amended, the Company agreed to pay $444 on December 2, 2008 as consideration for the option agreement and $20,000 by April 10, 2011 to acquire the Che claims. The Company exercised the option on April 7, 2011. The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000. The royalty payments are due monthly once exploitation begins and are not subject to minimum payments. The Company has no obligation to pay the royalty if it does not commence exploitation. At July 31, 2011, the Company had spent a total of $22,631 on the acquisition of these claims and accrued $1,264 in unpaid property taxes. At January 31, 2011, the Company had spent $1,313 on the acquisition of these claims and accrued $1,264 in unpaid property taxes.

Irene Claims
On September 7, 2010 the Company entered into a purchase agreement with a related company to acquire the Irene claims. Under the terms of the agreement, as amended, the Company paid $45,174 (equivalent of 21 million Chilean pesos) on May 10, 2011 to exercise the option and purchase the Irene claims.  At July 31, 2011, the Company had spent $47,174 in acquisition costs for these claims. At January 31, 2011, the Company capitalized $838 in the acquisition of these claims.

Mateo Exploration Claims
At July 31, 2011 the Company had spent a total of $13,452 on the acquisition of these claims and accrued $5,483 in unpaid property taxes and other costs. During the six months ended July 31, 2011 the Company decided not to maintain several Mateo claims and wrote off $3,694 in acquisition costs. At January 31, 2011, the Company had spent $6,833 on the acquisition of these claims and accrued $8,304 in unpaid property taxes and other costs.

Veta Negra Property

Veta Negra Claims
On June 30, 2011, the Company entered into agreement with a related company to acquire its options to purchase the Veta Negra and Exon mining claims and the Trixy exploration claims. Under the terms of the option, the Company agreed to pay $17,500 and to transfer its interest in several generative claims with the book value of $4,504. The remaining cost to purchase the above claims is $90,000 payable within 19 months. The claims are subject to a 1.5% royalty on the net sales of minerals extracted to a total of $500,000. The royalty payments are due monthly once exploitation begins.  At July 31, 2011 the Company capitalized $4,504 when it transferred its interest in several generative claims to the seller pursuant to this agreement.

Other Generative Claims

At July 31, 2011, the Company had spent a total of $1,924 in acquisition costs for generative claims and wrote off $1,648 of accrued property taxes. On January 31, 2011, the Company spent $5,209 in acquisition costs on these claims. See the Subsequent Event note for acquisition of additional generative claims.

Chilean Value Added Tax
At July 31, 2011 and January 31, 2011, the Company had capitalized $89,593 and $33,780, respectively, in Chilean value-added tax (VAT) as part of the unproved mineral claims. This VAT is recoverable from future VAT payable.

NOTE 4 – NON-CASH FINANCING TRANSACTIONS

The following table represents supplemental information on non-cash financing transactions for consolidated statements of cash flows for the six months ended July 31, 2011 and 2010 and for the period from January 10, 2005 (inception) to July 31, 2011.

Non-cash financing transactions
	July 31, 2011	July 31, 2010	From January 10, 2005 (Inception) to July 31, 2011
Conversion of debt owed to related parties to shares of common stock	$-	$-	$338,026
Conversion of notes payable to shares of common stock	130,000	-	874,500
Conversion of accrued interest to shares of common stock	-	-	69,992
Total non-cash financing transactions	$130,000	$-	$1,282,518

During the six months ended July 31, 2011, as part of the private placement offering completed on April 7, 2011, the Company’s CEO converted loans in the amount of $50,000 into 166,666 units at $0.30 per unit, and the Company’s CFO converted loans in the amount of $80,000 into 266,667 units at $0.30 per unit. Each unit consisted of one share of our common stock and a warrant for the purchase of one share of our common stock. The term of the warrant is two years and the exercise price is $0.50 per share.

During the six months ended July 31, 2010, the Company did not have any non-cash financing transactions.

From inception to July 31, 2011, the Company converted $338,026 in payables to related parties into 1,126,754 shares of its common stock at $0.30 per share; and $874,500 of loans and $69,992 of accrued interest on notes payable to related parties into 3,148,306 shares of our common stock at $0.30 per share.

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

Warrants
	July 31, 2011	January 31, 2011
Warrants, beginning	790,000	607,147
Granted	6,919,666	540,000
Expired	-	(357,147)
Warrants, ending	7,709,666	790,000

The weighted average life and weighted average exercise price of the warrants at July 31, 2011 is 1.57 years and $0.48, respectively.

NOTE 6 – SUBSEQUENT EVENTS

On August 3, 2011 Minera Polymet entered into an option purchase agreement with unrelated vendors to acquire Este y Este Uno al Veinte claims in Chile. The purchase price for these claims is 100,000,000 pesos (approximately $219,000 US) and payable within 30 months, of which the first instalment of 5,000,000 pesos (approximately $11,000 US) was paid on August 3, 2011. The property is subject to 1.5% royalty on the net sales of minerals extracted from the property to a total of 100,000,000 pesos (approximately $219,000 US). The royalty payments are due monthly once exploitation begins, and are subject to maximum payment of 500,000 pesos (approximately $1,100 US) per month and no minimum payment. The Company has no obligation to pay the royalty if it does not commence exploitation.

On September 2, 2011, the Company adopted the Red Metal Resources Ltd. 2011 Equity Incentive Plan (the “Plan”) and reserved 1,600,000 shares of the Company’s common stock for awards under the Plan. The Plan will terminate 10 years from the date of adoption.  On September 2, 2011, the Company’s board of directors granted 1,040,000 options to purchase the Company’s common stock to certain officers, directors, and consultants, including 230,000 options granted to the Company’s Chief Executive Officer, Chief Financial Officer, and Vice President of Exploration, each. The options have an exercise price of $0.50 per share and a term of two years.

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

We have no revenue-generating operations and are dependent upon the equity markets for our working capital. Despite the current market volatility,  prices of copper and gold overall are moving in a positive direction and we are optimistic that we can raise equity capital under these market conditions. We completed an offering of 6,723,333 units on April 7, 2011 at $0.30 per unit. Each unit consisted of one share of our common stock and one warrant for the purchase of one share of common stock exercisable at $0.50 per share for two years. We realized net proceeds of $1,862,462 from this offering.

On September 2, 2011 we adopted the Red Metal Resources Ltd. 2011 Equity Incentive Plan and reserved 1,600,000 shares of our common stock for awards under the Plan. On the same day we issued 1,040,000 stock options to directors, officers, employees and consultants who provide services to Red Metal.  The options have an exercise price of $0.50 per share and a term of 2 years.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, we have three employees in Chile and four part time assistants for our exploration program on the Farellon and Mateo properties.  Besides the property option agreements we have no long-term commitments. Most of our support there—such as, vehicles and  office and equipment—is supplied under short-term contracts.

In September of 2009 we conducted a drilling program on our Farellon property which proved that further drilling of the property is warranted. Micon International Limited, from whom we commissioned a Canadian National Instrument 43-101 technical report summarizing the drilling results, has recommended that we conduct a two-phase drilling program. On June 25, 2011 we started a first phase of the program which was concluded on August 29, 2011. The drill program consisted of 2,234 meters of combined RC and diamond drilling. This phase’s main purpose was to define the structural controls on the mineralization and assist in defining the depth and nature of the sulphide mineralization. The cost of this phase was approximately $650,000.

We also started an initial exploration program on the Mateo property, which includes geophysics, surface mapping, sampling, high resolution ground magnetic survey, and a 1,000-metre RC drill program. We budgeted $300,000 for this work and we have completed approximately half of it.

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

At July 31, 2011, we had a working capital deficit of $166,020 and $480,368 in cash. From the proceeds of the financing we completed on April 7, 2011, we have used $650,000 on the Farellon exploration program and $141,000 on the phase 1 Mateo mapping and geophysics.

Results of operations

summary of financial condition

Table 1 summarizes and compares our financial condition at the six months ended July 31, 2011 to the year-ended January 31, 2011.

Table 1: Comparison of financial condition
	July 31, 2011	January 31, 2011
Working capital (deficit)	$(166,020)	$(866,179)
Current assets	$545,851	$46,227
Fixed assets	$19,556	-
Unproved mineral properties	$813,292	$662,029
Total liabilities	$711,871	$912,406
Common stock and additional paid in capital	$4,881,616	$2,923,517
Deficit	$(4,124,936)	$(3,056,819)

comparison of prior quarterly results

Tables 2.1 and 2.2 present selected financial information for each of the past eight quarters.

Table 2.1: Summary of quarterly results (October 31, 2010 – July 31, 2011)
	October 31, 2010	January 31, 2011	April 30, 2011	July 31, 2011
Revenue	–	–	–	–
Net loss	$(154,436)	$(203,052)	$(285,276)	$(782,841)
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.05)

Table 2.2: Summary of quarterly results (October 31, 2009 – July 31, 2010)
	October 31, 2009	January 31, 2010	April 30, 2010	July 31, 2010
Revenue	–	–	–	–
Net loss	$(105,334)	$(204,061)	$(196,851)	$(118,279)
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.02)	$(0.01)

During the quarter ended October 31, 2009 we conducted a drilling program on our Farellon property, which increased our mineral exploration costs. Excluding the recovery of written down unproved mineral property costs, our net loss for the third quarter of fiscal 2010 was $202,537. During the quarter ended January 31, 2010, we began preparation of the registration statement that was filed on April 10, 2010, which resulted in a substantial increase in our professional fees. During the quarter ended July 31, 2010, we maintained our investor-related activities on a moderate level and decreased our travel costs and professional fees, which resulted in a decrease in our net loss for the quarter. During the quarters ended October 31, 2010 and January 31, 2011, we invested more in advertising activities and experienced higher professional fees associated with our year-end audit and capital-raising efforts.  During the quarter ended April 30, 2011, aside from our regular day-to-day operations, we completed a private placement offering and began preparation of the registration statement on form S-1 that we filed on May 13, 2011. As a result of these activities, our professional and regulatory fees and other expenses increased. We also increased our mineral exploration activities on the Farellon and Mateo properties, which increased our exploration expenses. During the quarter ended July 31, 2011, we started a drilling program on our Farellon property which resulted in significant increases in our mineral exploration expenses, travel costs and salaries paid to geologists and supporting staff working on the drilling program.

Selected Financial Results

three and six months ended july 31, 2011 and july 31, 2010

Our operating results for the three and six months ended July 31, 2011 and 2010 and the changes in the operating results between those periods are summarized in Table 3.

Table 3: Changes in operating results
	Three months ended July 31,		Changes between the	Six months ended July 31,		Changes between the
	2011	2010	periods ended July 31, 2011 and 2010	2011	2010	periods ended July 31, 2011 and 2010
Operating Expenses
Administration	$10,072	$11,008	$(936)	$30,758	$38,715	$(7,957)
Advertising and promotion	60,559	17,338	43,221	101,086	57,609	43,477
Automobile	13,689	5,185	8,504	19,664	12,637	7,027
Bank charges	1,497	(28)	1,525	4,133	1,786	2,347
Consulting fees	90,413	36,072	54,341	156,633	68,995	87,638
Interest on current debt	16,841	10,990	5,851	35,447	15,892	19,555
Mineral exploration costs	423,608	12,416	411,192	453,555	12,971	440,584
Office	11,978	898	11,080	15,315	3,227	12,088
Professional development	-	-	-	-	4,008	(4,008)
Professional fees	58,351	15,387	42,964	106,256	52,517	53,739
Rent	3,498	3,107	391	6,954	6,233	721
Regulatory	7,400	6,925	475	15,398	11,440	3,958
Travel and entertainment	64,555	155	64,400	83,770	28,708	55,062
Salaries, wages and benefits	20,006	-	20,006	25,026	1,015	24,011
Foreign exchange loss	374	(1,174)	1,548	11,213	(623)	11,836
Write-down of unproved mineral properties	-	-	-	2,909	-	2,909
Net loss	$782,841	$118,279	$664,562	$1,068,117	$315,130	$752,987

Operating expenses. Our operating expenses increased by $664,562, or 562%, from $118,279 for the three months ended July 31, 2010 to $782,841 for the three months ended July 31, 2011.

On a year-to-date basis, our operating expenses increased by $752,987, or 239%, from $315,130 for the six months ended July 31, 2010 to $1,068,117 for the six months ended July 31, 2011.

The following are our most significant year-to-date changes:

•
During the six months ended July 31, 2011, we started a drilling program on our Farellon property and increased exploration activities on Mateo and Veta Negra properties, which resulted in a $440,584 increase in the mineral exploration expenses from $12,971 for the six months ended July 31, 2010 to $453,555 during the six months ended July 31, 2011.

•
During the second quarter drilling campaign  we hired four assistant geotechnicians and additional office staff to keep up with the increased workload. This resulted in an increase of $24,011 in our salaries, wages & benefits expense from $1,015 during the six months ended July 31, 2010 to $25,026 during the six months ended July 31, 2011.

•
During the six months ended July 31, 2011, our travel and entertainment expenses increased from $28,708 to $83,770. The $55,062 increase was mainly associated with travel time incurred by consulting geologists during the current drilling program. These travel expenditures were budgeted under the exploration campaign.

•
Due to higher accounting and financial advisory requirements we incurred $156,633 in consulting fees during the six months ended July 31, 2011, an increase of $87,638 compared to $68,995 for the six months ended July 31, 2010.

•
During the six months ended July 31, 2011, we completed a private equity financing and filed a registration statement on form S-1, which resulted in an increase of $53,739 in our professional and legal fees.

•	To continue with our operational plans we increased our advertising and promotion costs by $43,477 during the six months ended July 31, 2011.
•
During the six months ended July 31, 2011, we expensed $35,447 in interest on current debt, an increase of $19,555 compared to $15,892 in interest expensed during the six months ended July 31, 2010. This increase was associated with larger outstanding payables, mainly to related parties.

•
During the six months ended July 31, 2011, we wrote down $2,909 in mineral property acquisition costs after we abandoned some of our Mateo exploration claims. During the six months ended July 31, 2010, we did not write down any of our properties.

Net loss. We had a net loss of $1,068,117 for the six months ended July 31, 2011, compared to a net loss of $315,130 for the six months ended July 31, 2010.  The $752,987 increase in net loss was due to an active drilling program on our Farellon property, which resulted in increased exploration, travel and automobile costs, as well as increased salaries, wages and benefits; we also increased our advertising and promotion activities in order to seek additional external financing, which resulted in increased advertising costs, and consulting, professional and regulatory fees.

Liquidity

going concern

The consolidated financial statements included in this form 10-Q have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements.  In April 2011 we completed a financing of units consisting of our common stock and warrants to purchase shares of our common stock.  We raised gross proceeds of $2,017,000.  We expect these funds to be adequate to support our administrative overhead and complete current exploration campaigns on the Farellon and Mateo properties. However, we are continually reviewing potential properties to add to our portfolio. Suitable acquisitions and  project development will require additional financing.  Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities.  If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations. At July 31, 2011, we had a working capital deficit of $166,020 and accumulated losses of $4,124,936 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties.

Sources and uses of cash

Six months ended July 31, 2011 and 2010

Table 4 summarizes our sources and uses of cash for the six months ended July 31, 2011 and 2010.

Table 4: Summary of sources and uses of cash
	July 31,
	2011	2010
Net cash provided by financing activities	$1,907,000	$185,000
Net cash used in operating activities	(1,240,122)	(143,770)
Net cash used in investing activities	(176,161)	(14,944)
Effect of foreign currency exchange	(19,004)	(5,136)
Net increase in cash	$471,713	$21,150

Net cash provided by financing activities. During the six months ended July 31, 2011, we issued 6,290,000 units at $0.30 per unit, for cash proceeds of $1,828,099, net of $58,900 in commissions paid to agents. Each unit consists of one share of our common stock and a two-year warrant exercisable for one share of common stock at $0.50 per share.

We borrowed $11,000 from the father of our president and $70,000 US and $10,000 Cdn (approximately $10,454 US) from our CFO, and repaid $14,956 in loans including accrued interest. We also recognized foreign exchange adjustment of $2,402 on $50,000 Cdn that we borrowed during the year ended January 31, 2011 from our CEO. See Non-cash financing transactions below.

During the six months ended July 30, 2010, we issued 540,000 shares of our common stock for $135,000, and borrowed $50,000 from a company owned by the father of a director.

Non-cash financing transactions. During the six months ended July 31, 2011, as part of the private placement offering completed on April 7, 2011, the Company’s CEO converted loans in the amount of $50,000 into 166,666 units and the Company’s CFO converted loans in the amount of $80,000 into 266,667 units.

During the six months ended July 31, 2010, we did not have any non-cash financing transactions.

Net cash used in operating activities. During the six months ended July 31, 2011, we used net cash of $1,240,122 in operating activities. We used $1,068,117 to cover operating costs and increased prepaids and other receivables by $27,911. We decreased accounts payable and accrued liabilities by $47,748 and $3,540, respectively. We also decreased accounts payable to related parties by $99,033. These uses of cash were offset by accrued interest on our notes payable to related parties of $3,318.

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

Net cash used in investing activities. During the six months ended July 31, 2011, we spent $156,605 acquiring mineral claims and paying property taxes associated with our mineral claims. We capitalized Chilean value-added tax as part of the unproved mineral claims. This VAT is recoverable from future VAT payable. During the same period we used $19,556 to purchase a pick-up truck that will be used in operations.

During the six months ended July 31, 2010, we spent $14,944 acquiring mineral claims and options to acquire mineral claims.

Since inception through July 31, 2011, we have invested $1,183,374 acquiring our mineral claims.

Unproved mineral properties

We have four active properties which we have assembled since the beginning of 2007— the Farellon, Perth, Mateo, and Veta Negra. These properties consist of both mining and exploration claims and are grouped into two district areas – Carrizal Alto area properties and Vallenar area properties.

Active properties

Our active properties as of the date of this filing are set out in Table 5. These properties are accessible by road from Vallenar as illustrated in Figure 1.

Table 5: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net areaa
Carrizal Alto area
Farellon
Farellon 1 – 8 claim	100%, mensura	66
Farellon 3 claim	100%, pedimento	300
Cecil 1 – 49 claim	100%, mensura	230
Cecil 1 – 40 and Burghley 1 – 60 claims	100%, manifestacion	500
		1,096	1,096
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, manifestacion	50
Galahad I A 1 al 46 claim	100%, manifestacion	230
Percival III 1 al 30 claim	100%, manifestacion	300
Tristan II 1 al 30 claim	100%, manifestacion	300
Tristan II A 1 al 5 claim	100%, manifestacion	15
Camelot claim	100%, pedimento	300
		2,404
Overlapped claims		(124)	2,280
Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 1, 2, 3, 12, 13, 14 claims	100%, manifestacion	1,500
Mateo 4 and 5 claims	100%, pedimento	600
		2,292
Overlapped claims		(170)	2,122
Veta Negra
Veta Negra 1 al 7 claim	Option to purchase, mensura	28
Exon 1 al 4 claim	Option to purchase, mensura	16
Trixy 1 al 18	100%, pedimento	5,300
		5,344
Overlapped claims		(44)	5,300
			10,798
a Some pedimentos and manifestaciones overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

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

Contingencies and commitments

We had no contingencies at July 31, 2011.

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

•
Che royalty. We are committed to paying a royalty equal to 1% of the net sales of minerals extracted from the claims to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

•
Veta Negra option. On June 30, 2011, Minera Farellon agreed to sell us its option to purchase the Veta Negra and Exon claims for $17,500. Under the terms of the option agreement we must pay $80,000 payable in two installments over 18 months to the vendor to exercise the option. If we exercise the option we are committed to paying the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the claims to a total maximum of $500,000.  The royalty can also be bought for $500,000 at any time. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

•
Este option. Under the terms of our option agreement to purchase Este claims , we are committed to paying  100,000,000 Chilean Pesos (approximately $219,000 US) payable in six installments over a period of 30 months to the vendors. If we exercise our option we are committed to paying the vendors a royalty equal to 1.5% of the net sales of minerals extracted from the claims to a maximum of 100,000,000 Chilean Pesos (approximately $219,000 US). The royalty payments are due monthly once exploitation begins, are subject to a monthly maximum payment of 500,000 pesos ($1,100 US) and no minimum payments.

Equity financing

To generate working capital, between January 31, 2009 and September 14, 2011 we issued 12,783,632 shares of our common stock and warrants for the purchase of 7,709,666 shares to raise $3,467,018 under Regulations S and D promulgated under the Securities Act of 1933.

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

Related-party transactions

Table 6 describes amounts that were due to related parties at the fiscal year ended January 31, 2011 and the period ended July 31, 2011.

Table 6: Due to related parties
	July 31, 2011	January 31, 2011
Due to Da Costa Management Corp.	$98,489	$228,330
Due to Fladgate Exploration Consulting Corporation	$237,574	$207,742
Due to Minera Farellon Limitada	$74,481	$63,692
Due to Kevin Mitchell	$534	$10,347

During the six months ended July 31, 2011 and 2010 the Company incurred the following expenses with related parties:

•	$145,766 and $65,933, respectively, in consulting and other business expenses for services provided by Da Costa Management Corp., a company owned by our CFO and treasurer

•
$318,157 and $77,468 respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses for services provided by or paid on our behalf by Fladgate Exploration Consulting Corporation, a company controlled by our directors

•
$37,526 and $32,014, respectively, in administration, automobile, rental, and other business expenses for services provided by Minera Farellon Limitada, a company owned by Richard Jeffs, the father of our president

•	$21,797 and $12,591, respectively, in administration expenses, salary and other reimbursable expenses due to Kevin Mitchell

On April 1, 2011, we engaged Fladgate Exploration to manage the exploration programs on our properties in Chile. The engagement is expected to last until December 2011 although either party can cancel it with a 30 days’ notice. Under the terms of the engagement Fladgate agreed to supply its professional geo consulting services within the industry standard rates with a $50,000 retainer paid after the signing of the agreement. This agreement was conducted in the normal course of operations on terms no less favorable than terms available to or from independent third parties.

Notes payable to related parties

Table 7 describes the promissory notes and accrued interest payable to related parties at July 31, 2011, and January 31, 2011.

Table 7: Note payable to related parties
	July 31, 2011	January 31, 2011
Note payable to the company owned by Richard Jeffs a	$54,495	$52,902
Note payable to Richard Jeffs b	11,372	–
Notes payable to Caitlin Jeffs c	–	60,746
Total notes payable to related parties	$65,867	$113,648
aThe principle amount is $50,000. It is payable on demand, unsecured and bears interest at 6% per annum compounded monthly. Interest of $4,495 had accrued as at July 31, 2011.
b The principle amount is $11,000. It is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $372 had accrued as at July 31, 2011.
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
1 Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363
2Incorporated by reference from the registrant’s Quarterly report on Form 10-Q for the period ended October 31, 2010 and filed with the Securities and Exchange Commission on December 13, 2010.
3Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2011

RED METAL RESOURCES LTD.

By:	/s/Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ John Da Costa
John DaCosta, Chief Financial Officer