Form 10-Q
period 2011-10-31
RED METAL RESOURCES, LTD.
filed 2011-12-15
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________

FORM 10-Q
________

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 12, 2011 the number of shares of the registrant’s common stock outstanding was 17,139,634.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES, LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2011	January 31, 2011

ASSETS
Current assets

Cash	$104,029	$8,655
Prepaids and other receivables	115,197	37,572
Total current assets	219,226	46,227

Equipment	18,178	-
Unproved mineral properties	886,779	662,029
Total assets	$1,124,183	$708,256

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities

Accounts payable	$168,996	$196,657
Accrued liabilities	85,192	91,990
Due to related parties	689,779	510,111
Notes payable to related party	170,757	113,648
Total liabilities	1,114,724	912,406

Stockholders' equity (deficit)

Common stock, $0.001 par value, authorized 500,000,000, 16,939,634 and 10,216,301 issued and outstanding at October 31, 2011 and January 31, 2011	16,940	10,217
Obligation to issue shares	60,000	-
Additional paid in capital	5,424,192	2,913,300
Deficit accumulated during the exploration stage	(5,410,471)	(3,056,819)
Accumulated other comprehensive loss	(81,202)	(70,848)
Total stockholders' equity (deficit)	9,459	(204,150)
Total liabilities and stockholders' equity (deficit)	$1,124,183	$708,256

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended		From January 10,
	October 31		October 31		2005 (Inception) to
	2011	2010	2011	2010	October 31, 2011
Revenue

Royalties	$-	$-	$-	$-	$15,658

Operating Expenses

Administration	5,612	27,812	36,370	66,527	311,510
Advertising and promotion	75,734	25,488	176,820	83,097	501,930
Automobile	8,179	5,709	27,843	18,346	93,562
Bank charges	1,009	1,068	5,142	2,854	21,754
Consulting fees	82,378	38,800	239,011	107,795	705,359
Interest on current debt	26,687	7,978	62,134	23,870	170,928
Mineral exploration costs	396,245	548	849,800	13,519	1,598,186
Office	4,905	3,069	20,220	6,296	47,526
Professional development	-	-	-	4,008	5,116
Professional fees	16,491	19,661	122,747	72,178	591,026
Rent	3,385	3,333	10,339	9,566	52,028
Regulatory	8,153	425	23,551	11,865	72,197
Travel and entertainment	64,534	18,299	148,304	47,007	344,970
Salaries, wages and benefits	29,250	2,161	54,276	3,168	106,958
Stock based compensation	559,516	-	559,516	-	559,516
Foreign exchange loss	3,457	85	14,670	(530)	14,969
Write-down of unproved mineral properties	-	-	2,909	-	228,594
Total operating expenses	1,285,535	154,436	2,353,652	469,566	5,426,129

Net loss	$(1,285,535)	$(154,436)	$(2,353,652)	$(469,566)	$(5,410,471)

Net loss per share - basic and diluted	$(0.08)	$(0.02)	$(0.15)	$(0.05)

Weighted average number of shares outstanding - basic and diluted	16,939,634	10,216,301	15,338,840	10,099,524

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock Issued					Accumulated
			Additional	Common		Other
	Number of		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Subscribed	Deficit	Loss	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-	$-

Net loss	-	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	-	59,250
Common stock adjustment	45	-	-	-	-	-	-
Donated services	-	-	3,000	-	-	-	3,000
Net loss	-	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	-	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	-	9,000
Net loss	-	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	-	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	-	100,000
Net loss	-	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	-	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	-	1,300,000
Net loss	-	-	-	-	(1,383,884)	-	(1,383,884)
Foreign exchange loss	-	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	-	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	-	1,152,518
Net loss	-	-	-	-	(710,745)	-	(710,745)
Foreign exchange loss	-	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	-	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	-	135,000
Net loss	-	-	-	-	(469,566)	-	(469,566)
Foreign exchange loss	-	-	-	-	-	(9,450)	(9,450)

Balance at October 31, 2010	10,216,301	10,217	2,913,300	-	(2,853,767)	(66,860)	2,890

Common stock issued for cash	-	-	-	-	-	-	-
Net loss	-	-	-	-	(203,052)	-	(203,052)
Foreign exchange loss	-	-	-	-	-	(3,988)	(3,988)

Balance at January 31, 2011	10,216,301	10,217	2,913,300	-	(3,056,819)	(70,848)	(204,150)

Common stock issued for cash	6,290,000	6,290	1,821,809	-	-	-	1,828,099
Common stock issued for debt	433,333	433	129,567	-	-	-	130,000
Obligation to issue shares	-	-	-	60,000	-	-	60,000
Stock options	-	-	559,516	-	-	-	559,516
Net loss	-	-	-	-	(2,353,652)	-	(2,353,652)
Foreign exchange loss	-	-	-	-	-	(10,354)	(10,354)

Balance at October 31, 2011	16,939,634	$16,940	$5,424,192	$60,000	$(5,410,471)	$(81,202)	$9,459

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months		From January 10,
	Ended October 31,		2005 (Inception)
	2011	2010	to October 31, 2011
Cash flows used in operating activities:
Net loss	$(2,353,652)	$(469,566)	$(5,410,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	14,250
Write-down of unproved mineral properties	2,909	-	228,594
Amortization	1,642	-	1,642
Stock based compensation	559,516	-	559,516
Changes in operating assets and liabilities:
Prepaids and other receivables	(77,625)	(18,812)	(115,197)
Accounts payable	(27,661)	79,769	168,997
Accrued liabilities	(4,365)	(32,856)	226,680
Due to related parties	179,668	263,684	1,027,803
Accrued interest on notes payable to related party	5,411	2,193	79,161

Net cash used in operating activities	(1,714,157)	(175,588)	(3,219,025)

Cash flows used in investing activities:
Purchase of equipment	(19,820)	-	(19,820)
Acquisition of unproved mineral properties	(230,092)	(17,336)	(1,256,861)

Net cash used in investing activities	(249,912)	(17,336)	(1,276,681)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	181,698	60,000	1,036,088
Proceeds from issuance of common stock	1,828,099	135,000	3,584,849
Proceeds from subscriptions received	60,000	-	60,000

Net cash provided by financing activities	2,069,797	195,000	4,680,937

Effects of foreign currency exchange	(10,354)	(9,450)	(81,202)

Increase/(decrease) in cash	95,374	(7,374)	104,029

Cash, beginning	8,655	7,951	-

Cash, ending	$104,029	$577	$104,029

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
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

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties at October 31, 2011 and January 31, 2011:

	October 31, 2011	January 31, 2011

Due to a company owned by an officer	$127,645	$228,330
Due to a company controlled by directors	503,475	207,742
Due to a company controlled by a relative of the president	54,328	63,692
Due to a shareholder	4,331	10,347
Total due to related parties (a)	$689,779	$510,111

Note payable to a company controlled by directors (b)	$63,376	$-
Note payable to a company owned by a relative of the president (c)	55,323	52,902
Note payable to a director	-	60,746
Note payable to a relative of the president (d)	52,058	-
Total notes payable to related parties	$170,757	$113,648

(a) Amounts due to related parties are unsecured, due on demand, and bear no interest.

(b) The principal amount of the note payable to a company owned by the Company's directors is $62,797 ($62,389 CDN); it is due on demand, unsecured and bears interest at 8% per annum.  Interest of $579 had accrued as at October 31, 2011.

(c) The principal amount of the note payable to a related party is $50,000, is due on demand, unsecured and bears interest at 6% per annum.  Interest of $5,323 had accrued as at October 31, 2011.

(d) The principal amount of the note payable due to a relative of the president is $51,000 and is due on demand, unsecured and bears interest at 8% per annum.  Interest of $1,058 had accrued as at October 31, 2011.

During the nine months ended October 31, 2011, the Company borrowed $70,000 US and $10,000 Cdn from its CFO. The notes payable were due on demand, unsecured and bore interest at 8% per annum compounded monthly. The CFO converted the equivalent of $80,000 US in principal into 266,667 units sold in the private offering completed on April 7, 2011. The remaining principal and accrued interest outstanding was repaid in cash.

Transactions with Related Parties

During the nine months ended October 31, 2011 and 2010 the Company incurred the following expenses with related parties:

•	$225,491 and $119,273, respectively, in consulting and other business expenses with a company owned by the chief financial officer of the Company

•	$555,678 and $104,125, respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses with a company controlled by two directors

•	$51,788 and $46,470, respectively, in administration, automobile, rental, and other business expenses with a company owned by a major shareholder and a relative of the president

•	$37,242 and $18,608, respectively, in administration expenses, salary and other reimbursable expenses with a shareholder

The above amounts represent services provided directly by related parties or expenses paid by related parties on the Company’s behalf.

NOTE 3 – UNPROVED MINERAL PROPERTIES

	October 31, 2011	January 31, 2011

Unproved mineral properties, beginning	$662,029	$643,481
Acquisition	230,092	18,548
Unproved mineral properties written down	(5,342)	-
Unproved mineral properties, ending	$886,779	$662,029

Farellon Property

Farellon Alto Uno al Ocho Mineral Claim
On April 25, 2008, the Company acquired the Farellon Alto Uno al Ocho mining claim located in the Commune of Freirina, Province of Huasco, III Region of Atacama, Chile for $550,000. The claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000. The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month. The Company has no obligation to pay the royalty if it does not commence exploitation.  At October 31, 2011, the Company had spent a total of $552,272 on the acquisition of this claim. At January 31, 2011, the Company had spent $550,844 on the acquisition of this claim.

Cecil Mineral Claims
On September 17, 2008, the Company acquired the Cecil mining claims for $20,000. The claims are located near the Farellon property in commune of Freirina, Province of Huasco, III Region of Atacama, Chile. At October 31, 2011, the Company had spent a total of $38,650 on the acquisition of these claims and accrued $3,096 in unpaid property taxes. At January 31, 2011, the Company had spent $32,803 on the acquisition of these claims and accrued $3,096 in unpaid property taxes.

Perth Property

Perth Claims
On March 10, 2011, the Company purchased the Perth mining claims for $35,000. The properties are located in Sierra Pan de Azucar in commune of Freirina, Province of Huasco, III Region of Atacama, Chile.  On March 14, 2011, the Company entered into an agreement on the Perth property with Revonergy Inc.  Revonergy Inc. paid $35,000 on signing the agreement and can earn a 35% interest in the Perth property if it spends a minimum $1,450,000 on the three phase exploration program. Revonergy Inc. can earn a further 15% interest if it completes a preliminary feasibility study within four years from the signing of the agreement. At October 31, 2011, the Company had spent $54,371 in acquisition costs for this property, which were offset against the joint venture payment of $35,000.

Mateo Property

Margarita Claim
On November 27, 2008, the Company acquired the Margarita mining claim for $16,072. At October 31, 2011, the Company had spent a total of $17,528 on the acquisition of this claim and accrued $667 in unpaid property taxes. At January 31, 2011, the Company had spent $17,078 on the acquisition of this claim and accrued $667 in unpaid property taxes.

Che Claims
On October 10, 2008, the Company acquired an option to purchase the Che Uno and Che Dos mining claims. Under the terms of the option, as amended, the Company agreed to pay $444 on December 2, 2008 as consideration for the option agreement and $20,000 by April 10, 2011 to acquire the Che claims. The Company exercised the option on April 7, 2011. The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000. The royalty payments are due monthly once exploitation begins and are not subject to minimum payments. The Company has no obligation to pay the royalty if it does not commence exploitation. At October 31, 2011, the Company had spent a total of $22,631 on the acquisition of these claims and accrued $1,264 in unpaid property taxes. At January 31, 2011, the Company had spent $1,313 on the acquisition of these claims and accrued $1,264 in unpaid property taxes.

Irene Claims
On September 7, 2010 the Company entered into a purchase agreement with a related company to acquire the Irene claims. Under the terms of the agreement, as amended, the Company paid $45,174 (equivalent of 21 million Chilean pesos) on May 10, 2011 to exercise the option and purchase the Irene claims.  At October 31, 2011, the Company had spent $47,174 in acquisition costs for these claims. At January 31, 2011, the Company capitalized $838 in the acquisition of these claims.

Mateo Exploration Claims
At October 31, 2011 the Company had spent a total of $20,049 on the acquisition of these claims and accrued $4,698 in unpaid property taxes and other costs. During the nine months ended October 31, 2011 the Company decided not to maintain several Mateo claims and wrote off $4,287 in acquisition costs. At January 31, 2011, the Company had spent $6,833 on the acquisition of these claims and accrued $8,304 in unpaid property taxes and other costs.

Veta Negra Property

Veta Negra Claims
On June 30, 2011, the Company entered into an agreement with a related company to acquire its options to purchase the Veta Negra and Exon mining claims and the Trixy exploration claims for $107,500. Under the terms of the option, the Company agreed to transfer its interest in several generative claims with the net book value of $4,504. The claims are subject to a 1.5% royalty on the net sales of minerals extracted to a total of $500,000. The royalty payments are due monthly once exploitation begins.  At October 31, 2011 the Company paid $10,000 in option payments and capitalized an additional $4,504 as cost of transferred generative claims.

Other Generative Claims

Este Claims
On August 3, 2011 Minera Polymet entered into an option purchase agreement with unrelated vendors to acquire the Este y Este Uno al Veinte claims for 100,000,000 pesos (approximately $204,127 US) and payable within 30 months, of which the first instalment of 5,000,000 pesos ($10,852 US) was paid on August 3, 2011. The property is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of 100,000,000 pesos (approximately $204,127 US). The royalty payments are due monthly once exploitation begins, and are subject to a maximum payment of 500,000 pesos (approximately $1,100 US) per month and no minimum payment. The Company has no obligation to pay the royalty if it does not commence exploitation. At October 31, 2011, the Company had spent $12,562 in acquisition costs for these claims.

At October 31, 2011, the Company had a net total of $1,926 in acquisition costs and write-offs  for other generative claims.  On January 31, 2011, the Company spent $5,209 in acquisition costs on these claims.

Chilean Value Added Tax
At October 31, 2011 and January 31, 2011, the Company had capitalized $134,674 and $33,780, respectively, in Chilean value-added tax (VAT) as part of the unproved mineral claims. This VAT is recoverable from future VAT payable.

NOTE 4 – COMMON STOCK

On April 7, 2011, the Company issued 6,723,333 units at a price of $0.30 per unit. Each unit consists of one share of common stock and one common share purchase warrant. The warrants have an exercise price of $0.50 per share and are exercisable for a period of two years. The warrants contain a call provision which allows the Company to call the warrants upon the occurrence of certain conditions. The net proceeds to the Company from the offering were approximately $1,862,462. Commissions of $58,900 were paid and 196,333 common share purchase warrants were issued to agents in connection with this financing.

As part of the private placement of units described above, the Company’s CEO converted loans in the amount of $50,000 into 166,666 units and the Company’s CFO converted loans in the amount of $80,000 into 266,667 units.

Warrants
	October 31, 2011	January 31, 2011
Warrants, beginning	790,000	607,147
Granted	6,919,666	540,000
Exercised	(200,000)	-
Expired	-	(357,147)
Warrants, ending	7,509,666	790,000

The weighted average life and weighted average exercise price of the warrants at October 31, 2011 is 1.35 years and $0.48, respectively.

On September 2, 2011, the Company adopted the Red Metal Resources Ltd. 2011 Equity Incentive Plan (the “Plan”) and reserved 1,600,000 shares of the Company’s common stock for awards under the Plan. The Plan will terminate 10 years from the date of adoption.  On September 2, 2011, the Company’s board of directors granted 1,040,000 options to purchase the Company’s common stock to certain officers, directors, and consultants, including 230,000 options granted to each of the Company’s Chief Executive Officer, Chief Financial Officer, and Vice President of Exploration. The options are exercisable at $0.50 for a term of two years.

The Company recorded $559,516 as employee stock-based expense, which was calculated using the following assumptions under the Black-Scholes option-pricing model:

September 2, 2011

Risk-free interest rate	0.20%
Expected life of options	2 years
Expected annualized volatility	321.63%
Expected dividend rate	-%

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

We have no revenue-generating operations and are dependent upon the equity markets for our working capital. Despite the current market volatility, prices of copper and gold overall are moving in a positive direction and we are optimistic that we can raise equity capital under these market conditions. We completed an offering of 6,723,333 units on April 7, 2011 at $0.30 per unit. Each unit consisted of one share of our common stock and one warrant for the purchase of one share of common stock exercisable at $0.50 per share for two years. We realized net proceeds of $1,862,462 from this offering. On September 2, 2011 we adopted the Red Metal Resources Ltd. 2011 Equity Incentive Plan and reserved 1,600,000 shares of our common stock for awards under the Plan. On the same day we issued options to purchase 1,040,000 shares of our common stock to directors, officers, employees and consultants who provide services to Red Metal.  The options have an exercise price of $0.50 per share and a term of 2 years.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, we have six employees in Chile and engage part time assistants during our exploration programs. Most of our support — such as, vehicles, office and equipment — is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on four of our mineral claims – Farellon, Che, Veta Negra and Este. These royalties are payable once exploitation begins. Two of the above claims – Veta Negra and Este – have option payments payable during the next three years under the option to purchase contracts.

In September of 2009 we conducted a drilling program on our Farellon property which proved that further drilling of the property is warranted. Micon International Limited, from whom we commissioned a Canadian National Instrument 43-101 technical report summarizing the drilling results, has recommended that we conduct a two-phase drilling program. On June 25, 2011 we started a first phase of the program which was concluded on August 29, 2011. The drill program consisted of 2,233 meters of combined RC and diamond drilling. This phase’s main purpose was to define the structural controls on the mineralization and assist in defining the depth and nature of the sulphide mineralization. The cost of this phase was approximately $775,000.

In June 2011 we also started initial exploration programs on the Mateo and Veta Negra properties, which included geophysics, surface mapping, sampling, high resolution ground magnetic survey, and a 1,000-metre RC drill program. As of date of this report we completed most of the planned activities. The cost of these activities was approximately $210,000.

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

Results of operations

summary of financial condition

Table 1 summarizes and compares our financial condition at the nine months ended October 31, 2011 to the year-ended January 31, 2011.

Table 1: Comparison of financial condition
	October 31, 2011	January 31, 2011
Working capital (deficit)	$(895,498)	$(866,179)
Current assets	$219,226	$46,227
Equipment	$18,178	-
Unproved mineral properties	$886,779	$662,029
Total liabilities	$1,114,724	$912,406
Common stock and additional paid in capital	$5,501,132	$2,923,517
Deficit	$(5,410,471)	$(3,056,819)

comparison of prior quarterly results

Tables 2.1 and 2.2 present selected financial information for each of the past eight quarters.

Table 2.1: Summary of quarterly results (January 31, 2011 – October 31, 2011)
	January 31, 2011	April 30, 2011	July 31, 2011	October 31, 2011
Revenue	–	–	–	–
Net loss	$(203,052)	$(285,276)	$(782,841)	$(1,285,535)
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.08)

Table 2.2: Summary of quarterly results (January 31, 2010 – October 31, 2010)
	January 31, 2010	April 30, 2010	July 31, 2010	October 31, 2010
Revenue	–	–	–	–
Net loss	$(204,061)	$(196,851)	$(118,279)	$(154,436)
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.01)	$(0.02)

During the quarters ended July 31, 2011 and October 31, 2011 we experienced substantially higher operating expenses mainly due to the drilling program on the Farellon property and exploration campaigns on other properties, including associated travel and geological consulting expenses, which we incurred between May and September 2011. During the quarter ended October 31, 2011, we granted 1,040,000 stock options to certain directors, employees, and consultants that resulted in a non-cash expense of $559,516, increasing our net loss.

Selected Financial Results

three and nine months ended October 31, 2011 and October 31, 2010

Our operating results for the three and nine months ended October 31, 2011 and 2010 and the changes in the operating results between those periods are summarized in Table 3.

Table 3: Changes in operating results
	Three months ended October 31,		Changes between the periods ended October 31	Nine months ended October 31,		Changes between the periods ended October 31,
	2011	2010	2011 and 2010	2011	2010	2011 and 2010
Operating Expenses
Administration	$5,612	$27,812	$(22,200)	36,370	66,527	$(30,157)
Advertising and promotion	75,734	25,488	50,246	176,820	83,097	93,723
Automobile	8,179	5,709	2,470	27,843	18,346	9,497
Bank charges	1,009	1,068	(59)	5,142	2,854	2,288
Consulting fees	82,378	38,800	43,578	239,011	107,795	131,216
Interest on current debt	26,687	7,978	18,709	62,134	23,870	38,264
Mineral exploration costs	396,245	548	395,697	849,800	13,519	836,281
Office	4,905	3,069	1,836	20,220	6,296	13,924
Professional development	-	-	-	-	4,008	(4,008)
Professional fees	16,491	19,661	(3,170)	122,747	72,178	50,569
Rent	3,385	3,333	52	10,339	9,566	773
Regulatory	8,153	425	7,728	23,551	11,865	11,686
Travel and entertainment	64,534	18,299	46,235	148,304	47,007	101,297
Salaries and wages	29,250	2,161	27,089	54,276	3,168	51,108
Stock based compensation	559,516	-	559,516	559,516	-	559,516
Foreign exchange loss	3,457	85	3,372	14,670	(530)	15,200
Write-down of unproved mineral properties	-	-	-	2,909	-	2,909
Net loss	$1,285,535	$154,436	$1,131,099	$2,353,652	$469,566	$1,884,086

Operating expenses. Our operating expenses increased by $1,131,099, or 732%, from $154,436 for the three months ended October 31, 2010 to $1,285,535 for the three months ended October 31, 2011.

On a year-to-date basis, our operating expenses increased by $1,884,086, or 401%, from $469,566 for the nine months ended October 31, 2010 to $2,353,652 for the nine months ended October 31, 2011.

The following are our most significant changes for the three and nine months ended October 31, 2011 and 2010:

•
We restructured our administrative operations, which resulted in savings of $22,200 for the three month period and $30,157 for the nine month period ended October 31, 2011, compared to the period ended October 31, 2010.

•
We started a drilling program on our Farellon property and increased exploration activities on our Mateo and Veta Negra properties, which resulted in an increase of $395,697, or 72,207%, for the three months, and $836,281, or 6,186%, for the nine months, in mineral exploration expenses, from $548 for the three months ended October 31, 2010 to $396,245 for the three months ended October 31, 2011 and from $13,519 for the nine months ended October 31, 2010 to $849,800 during the nine months ended October 31, 2011.

•
During the second quarter drilling campaign we hired four assistant geotechnicians and additional office staff to keep up with the increased workload. This resulted in an increase of $27,089, or 1,254%, and $51,108, or 1,613%, for the three and nine month periods in salary and wage expense, from $2,161 during the three months ended October 31, 2010 to $29,250 during the three months ended October 31, 2011 and from $3,168 during the nine months ended October 31, 2010 to $54,276 during the nine months ended October 31, 2011.

•
Our travel and entertainment expenses increased from $18,299 to $64,534, or 253%, for the three month period and from $47,007 to $148,304, or 215%, for the nine month period ended October 31, 2011. These increases were mainly associated with travel time incurred by consulting geologists during the drilling programs that were undertaken during the period. These travel expenditures were budgeted under the exploration campaign.

•
Due to higher accounting and financial advisory requirements we incurred $82,378 and $239,011 in consulting fees during the three and nine months ended October 31, 2011, an increase of $43,578, or 112%, and $131,216, or 122%,  respectively.

•
During the nine months ended October 31, 2011, we completed a private equity financing and prepared and filed a registration statement on form S-1, which resulted in an increase in our professional and legal fees of $50,569, or 70%, for the period, and an increase in regulatory fees of $11,686, or 98%.  During the three months ended October 31, 2011, our professional and legal fees decreased by $3,170 or 16% because we had no extraordinary transactions during the quarter.  However, during the three month period ended October 31, 2011 our regulatory fees increased by $7,728, or 1,818%, mainly due to  increased interactive data filing and regulatory requirements.

•
To continue with our operational plans and to raise awareness of the drilling programs we increased our advertising and promotion costs during the three months and nine months ended October 31, 2011 by $50,246, or 197%, and $93,723, or 113%, respectively.

•
During the three months and nine months ended October 31, 2011, we expensed $26,687 and $62,134, respectively, in interest on current debt.  This was an increase of $18,709, or 235%, during the three month period and an increase of $38,264, or 160%, during the nine month period.  This increase was associated with larger outstanding payables, mainly to related parties.

•
On September 2, 2011 we adopted the Red Metal Resources Ltd. 2011 Equity Incentive Plan and granted 1,040,000 options to our officers, directors, and consultants. We recorded $559,516 in employee stock option expense associated with these grants.  We had no such expense during the three month and the nine month periods ended October 31, 2010.

Net loss. We had a net loss of $1,285,535 for the three months and of $2,353,652 for the nine months ended October 31, 2011, compared to a net loss of $154,436 for the three months and $469,566 for the nine months ended October 31, 2010.  The increase in net loss during the periods was due to the expense associated with the drilling program on our Farellon property as well as the exploration programs on our Mateo and Veta Negra properties, which resulted in increased exploration, travel, automobile costs, and increased salaries and  wages; compensation in the form of employee stock option grants that we issued in September 2011; and an increase in our advertising and promotion activities in order to raise awareness of our exploration activities and seek additional external financing, which resulted in increased advertising costs as well as increased consulting, professional and regulatory fees.

Liquidity

going concern

The consolidated financial statements included in this report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements when we are able to enter into them.  In April 2011 we completed a financing of units consisting of our common stock and warrants to purchase shares of our common stock.  We raised gross proceeds of $2,017,000, which we used to support our administrative overhead and fund our exploration campaigns on the Farellon, Mateo, and Veta Negra properties. We are continually reviewing potential properties to add to our portfolio and suitable acquisitions and  project development will require additional financing.  Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities.  If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations. At October 31, 2011, we had a working capital deficit of $895,498 and accumulated losses of $5,410,471 since inception. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties.

Sources and uses of cash

Nine months ended October 31, 2011 and 2010

Table 4 summarizes our sources and uses of cash for the nine months ended October 31, 2011 and 2010.

Table 4:  Summary of sources and uses of cash
	October 31,
	2011	2010
Net cash provided by financing activities	$2,069,797	$195,000
Net cash used in operating activities	(1,714,157)	(175,588)
Net cash used in investing activities	(249,912)	(17,336)
Effect of foreign currency exchange	(10,354)	(9,450)
Net increase (decrease) in cash	$95,374	$(7,374)

Net cash provided by financing activities. During the nine months ended October 31, 2011, as part of the private offering completed on April 7, 2011, we issued 6,290,000 units at $0.30 per unit for cash proceeds of $1,828,099, net of $58,900 in commissions paid to agents. Each unit consists of one share of our common stock and a two-year warrant exercisable for one share of our common stock at $0.50 per share.

We received $60,000 on exercise of a warrant for 200,000 shares at $0.30 per share. These shares were issued on November 28, 2011.

During the nine months ended October 31, 2011 we borrowed $51,000 from the father of our president; $62,389 Cdn (approximately $62,797 US) from the company controlled by two directors, and $70,000 US and $10,000 Cdn (approximately $10,454 US) from our CFO. We also repaid $14,956 in loans including accrued interest and recognized foreign exchange adjustment of $2,402 on $50,000 Cdn that we borrowed during the year ended January 31, 2011 from our CEO. See Non-cash financing transactions below.

During the nine months ended October 31, 2010, we issued 540,000 shares of our common stock for $135,000, borrowed $50,000 from a company owned by the father of a director and $10,000 from our CEO.

Non-cash financing transactions. During the nine months ended October 31, 2011, as part of the private offering completed on April 7, 2011, the Company’s CEO converted loans in the amount of $50,000 into 166,666 units and the Company’s CFO converted loans in the amount of $80,000 into 266,667 units.

During the nine months ended October 31, 2010, we did not have any non-cash financing transactions.

Net cash used in operating activities. During the nine months ended October 31, 2011, we used net cash of $1,714,157 in operating activities. We used $2,353,652 to cover operating costs and increased prepaids and other receivables by $77,625. As part of our operating costs we recorded a non-cash employee stock based compensation expense of $559,516. We decreased accounts payable and accrued liabilities by $27,661 and $4,365, respectively. These uses of cash were offset by increases in accounts payable to related parties of $179,668 and accrued interest on our notes payable to related parties of $5,411.

During the nine months ended October 31, 2010, we used net cash of $175,588 in operating activities. We used $469,566 to cover operating costs, increased our prepaid expenses and other receivables by $18,812, and decreased accrued liabilities by $32,856. These uses of cash were offset by net increases in accounts payable of $79,769, accounts payable to related parties of $263,684 and accrued interest on our notes payable to a related party of $2,193.

Net cash used in investing activities. During the nine months ended October 31, 2011, we spent $230,092 acquiring mineral claims and paying property taxes associated with our mineral claims. We capitalized Chilean value-added tax as part of the unproved mineral claims. This VAT is recoverable from future VAT payable. During the same period we used $19,820 to purchase a pick-up truck that will be used in operations.

During the nine months ended October 31, 2010, we spent $17,336 acquiring mineral claims and options to acquire mineral claims.

Since inception through October 31, 2011, we have invested $1,256,861 in acquiring our mineral claims and $19,820 for acquisition of other capital assets.

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

Figure 1: Location and access to active properties.

Table 5: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net areaa
Carrizal Alto area
Farellon
Farellon 1 – 8 claim	100%, mensura	66
Farellon 3, 4, 5, 6, 7, 8, 9 claims	100%, pedimento	1,800
Cecil 1 – 49 claim	100%, mensura	230
Cecil 1 – 40 and Burghley 1 – 60 claims	100%, manifestacion	500
		2,596	2,596
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, manifestacion	50
Galahad I A 1 al 46 claim	100%, manifestacion	230
Percival III 1 al 30 claim	100%, manifestacion	300
Tristan II 1 al 30 claim	100%, manifestacion	300
Tristan II A 1 al 5 claim	100%, manifestacion	15
Camelot claim	100%, pedimento	300
		2,404
Overlapped claims		(124)	2,280

Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 1, 2, 3, 9, 10, 12, 13, 14 claims	100%, manifestacion	1,620
Mateo 4 and 5 claims	100%, pedimento	600
		2,412
Overlapped claims		(170)	2,242
Veta Negra
Veta Negra 1 al 7 claim	Option to purchase, mensura	28
Exon 1 al 4 claim	Option to purchase, mensura	16
Trixy 1, 2, 3, 4, 5, 10, 12, 13, 14, 15 claims	100%, manifestacion	2,900
Trixy 6, 7, 8, 9, 11, 16, 17, 18 claims	100%, pedimento	2,400
		5,344
Overlapped claims		(44)	5,300
			12,418
a Some pedimentos and manifestaciones overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

Recent exploration activities.

During May through October, 2011, we conducted a drill program on the Farellon property and exploration campaigns on the Mateo, Veta Negra and Perth properties.

Farellon Property

Drilling. During June through September 2011 we conducted a combined RC/diamond drill program on the Farellon property. The program was designed to continue to expand on the results of the 2009 drill program, as well as to continue confirming historical results along the strike. During this program we completed 11 drillholes for a total of 2,233m. Significant results of assays are presented in the Table 6 below.

Table 6: Farellon drilling results (2011)
	Assay interval (m)			Assay grade
Drill Hole ID	From	To	Length	Copper %	Gold g/t
FAR-11-001	36	49	13	2.51	0.35
FAR-11-001	78	85	7	0.43	0.04
FAR-11-002	Zone faulted off
FAR-11-003	150	155	5	0.40	0.28
FAR-11-003	177	182	5	0.44	0.15
FAR-11-004	141	145	4	0.73	0.01
FAR-11-005	124	133	9	0.84	0.26
FAR-11-006	80	112	32	1.35	0.99
FAR-11-007	56	74	18	0.50	0.40
FAR-11-008	98	102	4	0.85	0.26
FAR-11-009	202	211.55	9.55	0.95	0.42
FAR-11-010	179.13	183	3.87	0.50	0.39
FAR-11-011	54	56	2	0.97	0.48

QA/QC, sampling procedures and analytical methods. Samples were taken at intervals between 0.5 and 2 metres. Sampling started at the collar of the hole and proceeded to the toe or bottom of the drill hole.  Samples were taken at two metre intervals outside the previously identified main zone of interest.  Through the main zone of interest samples were taken at one metre intervals.   Generally, the sample recovery was good to excellent for the 2011 drilling program. Table 6 above summarizes significant assay results.  They are reported as drill lengths as we have not established the width of the mineralized zone.

Our quality assurance, quality control (QA/QC) protocol consists of the addition of standards, blanks and laboratory duplicates to the sample stream.  We inserted these into the sample series using the same number sequence as the samples themselves.  One of the QA/QC check samples is inserted every 25 samples and it alternates between standards, blanks and laboratory duplicates.

Mateo Property

During August through October, 2011 we carried out an in-depth geological mapping and sampling program on the Mateo property.  The Mateo property has very diverse mineralization styles through the property which includes mantos, veins, breccias and porphyries with significant gold and copper. A total of 138 reconnaissance samples were collected over the property. The highest assay values returned from reconnaissance samples were 21g/t Au and 10.3% Cu but more common values were between 1-3g/t Au and 1-3% Cu. Table 7 summarizes the significant assay results.

Table 7: significant intersections
Sample	Cu%	Au g/t
201272	7.37	1.12
202871	2.63	1.14
202852	7.11	1.18
202849	10.3	1.73
201220	4.29	2.07
201277	9.39	2.42
202850	2.58	2.46
202810	2.44	2.49
202882	2.57	3.08
202812	0.50	3.10
202815	0.62	3.57
202880	1.46	5.70
202826	5.30	6.85
201217	3.46	10.11
202813	0.69	21.72

The detailed mapping identified nine significant mineralized zones where further work is recommended.
We also engaged Quantec Geoscience to complete a ground magnetic survey over the Mateo property in September 2011.

Veta Negra

During June and July 2011 we carried out a preliminary exploration program on the Veta Negra property. As a result of the program we discovered a defined and continuous copper mineralized manto in addition to the main manto previously known to exist. At the conclusion of this program three mantos were traced on surface, one manto, the East Manto, was traced for 1.9km on surface before becoming buried by surface rock, a second manto, the West Manto, was traced for a one kilometer strike length and a third manto, the Far West Manto, was traced for a 500 metre strike length.

During this program, 65 reconnaissance samples were collected along the strike length of these three mantos. Table 8 summarizes the significant assay results.

Table 8: Results from reconnaissance samples
Sample ID	Easting	Northing	Au g/t	Cu %	Manto
200903	348488	6842508	0.16	1.01	East Manto
200932	348335	6843938	0.08	1.03	East Manto
200925	348440	6843689	0.43	1.08	East Manto
200913	348690	6842997	0.33	1.62	East Manto
200928	348522	6843441	0.19	1.68	East Manto
200943	348093	6844433	0.17	1.9	East Manto
200931	348349	6843900	0.2	1.91	East Manto
200905	348653	6842700	0.93	2.69	East Manto
200904	348545	6842549	0.20	3.56	East Manto
200958	347107	6844288	0	1.19	undefined
200957	347206	6843278	0.15	2.13	undefined
200908	348644	6841365	0.33	4.48	undefined
200961	346021	6843847	0.07	1.87	Far West Manto
200939	347947	6843726	0.35	1.11	West Manto
200921	348146	6843366	0.59	1.25	West Manto
200924	348183	6843307	0.19	1.3	West Manto
200937	348068	6843553	0.92	1.75	West Manto
200911	347927	6843510	0.14	1.84	West Manto
200938	348004	6843660	0.09	2.09	West Manto

Perth Property

During August and September 2011, we completed a preliminary mapping and sampling program on the Perth property. Through the program several new mineralized veins were identified on the north half of the property.  A total of 129 reconnaissance samples were collected.  Of the 129 samples collected, 48 samples returned gold grades greater than 1.00 g/t and 46 samples returned copper grades of over 1%. Table 9 summarizes the significant assay results.

Table 9: Results from reconnaissance samples
Sample ID	Au (g/t)	Cu (%)	Co (ppm)
0003	7.47	1.73	915
0010	7.37	3.63	45
0016	8.86	2.29	664
0017	29.93	1.10	1139
0033	21.66	2.85	1086
0042	0.90	7.74	283
0077	10.20	2.43	62
0078	8.39	3.78	24
0097	4.42	0.14	275
0098	10.27	0.51	110
0099	3.61	0.19	482
0100	6.37	0.22	25
0110	22.58	1.51	115
0121	11.12	3.90	82

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

On April 7, 2011, we completed a private equity financing for net proceeds after commissions, legal and closing fees of $1,862,462. We paid the placement agent a cash commission of $58,900 and issued a warrant to purchase 196,333 shares of our common stock.  The securities offered were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. On May 13, 2011, we filed registration statement on form S-1 to register 4,623,333 shares of our common stock, and 4,819,666 shares of common stock underlying warrants which were a part of the above private equity financing.

Contingencies and commitments

We had no contingencies at October 31, 2011.

Contractual Obligations

Our commitments under the Farellon, Che, Veta Negra and Este contracts are the only contractual obligations that we have.  Table 10 summarizes contractual obligations and commitments as of December 12, 2011 for the next five fiscal years.

Table 10: Contractual Obligations
	Payments due by period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years *	Total
Option payments	$88,532	$202,889	$-	$-	$291,421
Royalty payments	-	-	-	1,404,127	1,404,127
Total	$88,532	$202,889	$-	$1,404,127	$1,695,548
*The royalty payments are due once exploration begins.

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

•
Veta Negra option. On June 30, 2011, Minera Farellon agreed to sell us its option to purchase the Veta Negra and Exon claims for the total cash payment of $107,500 ($17,500 payable to Minera Farellon to exercise the option, and $90,000 payable to the vendors). As of the date of this report, we must pay $97,500 payable in two installments over 14 months to exercise the option. If we complete acquisition of the property we are committed to paying the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the claims to a total maximum of $500,000.  The royalty can also be bought for $500,000 at any time. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

•
Este option. On August 3, 2011, we entered into an option to purchase contract with unrelated vendors. Under the terms of the agreement, we paid 5,000,000 Chilean Pesos ($10,900 US) upon execution of the contract, and agreed to pay 95,000,000 Pesos ($193,100 US) in various stages by February 3, 2014 to complete acquisition of the property. After we complete acquisition of the property we are committed to paying the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the claims to a total maximum of 100,000,000 Pesos (approximately $204,000 US).

Equity financing

To generate working capital, between January 31, 2009 and December 12, 2011, we issued 12,983,632 shares of our common stock and warrants for the purchase of 7,509,666 shares to raise $3,527,017 under Regulations S and D promulgated under the Securities Act of 1933.

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

On August 25, 2011, we borrowed US $30,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

On September 19, 2011, we borrowed Cdn $62,387 (equivalent to US $62,797) and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

On October 25, 2011, we borrowed US $10,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

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

Related-party transactions

Table 11 describes amounts that were due to related parties at the fiscal year ended January 31, 2011 and the period ended October 31, 2011.

Table 11: Due to related parties
	October 31, 2011	January 31, 2011
Due to Da Costa Management Corp.	$127,645	$228,330
Due to Fladgate Exploration Consulting Corporation	$503,475	$207,742
Due to Minera Farellon Limitada	$54,328	$63,692
Due to Kevin Mitchell	$4,331	$10,347

During the nine months ended October 31, 2011 and 2010 we incurred the following expenses with related parties:

•	$225,491 and $119,273, respectively, in consulting and other business expenses for services provided by Da Costa Management Corp., a company owned by our CFO and treasurer

•
$555,678 and $104,125, respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses for services provided by or paid on our behalf by Fladgate Exploration Consulting Corporation, a company controlled by our directors

•
$51,788 and $46,470, respectively, in administration, automobile, rental, and other business expenses for services provided by Minera Farellon Limitada, a company owned by Richard Jeffs, the father of our president

•	$37,242 and $18,608, respectively, in administration expenses, salary and other reimbursable expenses with Kevin Mitchell

On April 1, 2011, we engaged Fladgate Exploration to manage the exploration programs on our properties in Chile. The engagement is expected to last until December 2011 although either party can cancel it with a 30 days’ notice. Under the terms of the engagement Fladgate agreed to supply its professional geo consulting services within the industry standard rates. This agreement was conducted in the normal course of operations on terms no less favorable than terms available to or from independent third parties.

Notes payable to related parties

Table 12 describes the promissory notes and accrued interest payable to related parties at October 31, 2011, and January 31, 2011.

Table 12: Notes payable to related parties
	October 31, 2011	January 31, 2011
Note payable to the company owned by Richard Jeffs a	$55,323	$52,902
Notes payable to Richard Jeffs b	52,058	–
Notes payable to Caitlin Jeffs c	–	60,746
Notes payable to Fladgate Exploration Consulting Corporation d	63,376	–
Total notes payable to related parties	$170,757	$113,648
a The principle amount is $50,000. It is payable on demand, unsecured and bears interest at 6% per annum compounded monthly. Interest of $5,323 had accrued as at October 31, 2011.
b The principle amount of the notes payable is $51,000. They are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $1,058 had accrued as at October 31, 2011.
c The principle amounts of the notes payable to Caitlin Jeffs were $10,000 US and $50,000 Cdn. They were payable on demand, unsecured and bore interest at 8% per annum compounded monthly. Interest of $1,837 had accrued as at April 8, 2011 when the notes were paid in full.
d The principle amount is $62,389 Cdn ($62,797 US). It is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $579 had accrued as at October 31, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 25, 2011 Susan Jeffs exercised a warrant to purchase 200,000 shares of common stock.  The exercise price was $0.30 per share.  We issued the certificate for the shares on November 28, 2011.  We relied on Section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as the purchaser is an accredited investor.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation1
3.1.2	Certificate of Amendment to Articles of Incorporation2
3.2	By-laws1
10.1	Red Metal Resources Ltd. 2011 Equity Incentive Plan3
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)4
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)4
32	Certification pursuant to Section 1350 of Title 18 of the United States Code4
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
1 Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363
2Incorporated by reference from the registrant’s Quarterly report on Form 10-Q for the period ended October 31, 2010 and filed with the Securities and Exchange Commission on December 13, 2010.
3Incorporated by reference from the registrant's registration statement on Form S-8 filed with the Securities and Exchange Commission on September 23, 2011.
4Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 15, 2011

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ John da Costa
John da Costa, Chief Financial Officer