Form 10-K
period 2012-01-31
RED METAL RESOURCES, LTD.
filed 2012-03-23
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  X ] No [   ] .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of July 29, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity was $2,270,581.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 21, 2012 was 17,689,634.

TABLE OF CONTENTS

GLOSSARY OF SELECTED MINING AND TECHNICAL TERMS	1

NOTE ABOUT FORWARD-LOOKING STATEMENTS	2

ITEM 1: BUSINESS	2

GENERAL	2
UNPROVED MINERAL PROPERTIES	4
COMPETITION	24
RAW MATERIALS	24
DEPENDENCE ON MAJOR CUSTOMERS	25
PATENTS/TRADEMARKS/LICENSES/FRANCHISES/CONCESSIONS/ROYALTY AGREEMENTS/LABOR CONTRACTS	25
COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS	25
EXPENDITURES ON RESEARCH AND DEVELOPMENT	25
NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES	25

ITEM 1A: RISK FACTORS	26

ITEM 1B: UNRESOLVED STAFF COMMENTS	30

ITEM 2: PROPERTIES	30

ITEM 3: LEGAL PROCEEDINGS	30

ITEM 4: MINE SAFETY DISCLOSURES	30

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	31

ITEM 6: SELECTED FINANCIAL DATA.	32

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	40

INDEX TO FINANCIAL STATEMENTS	40

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	41

ITEM 9A: CONTROLS AND PROCEDURES	41

ITEM 9B: OTHER INFORMATION	42

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	42

ITEM 11: EXECUTIVE COMPENSATION	44

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	46

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	46

DIRECTOR INDEPENDENCE	46
TRANSACTIONS WITH RELATED PERSONS	46

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES	48

ITEM 15: EXHIBITS	49

GLOSSARY OF SELECTED MINING AND TECHNICAL TERMS

The following is a glossary of selected mining terms used in the United States and Canada and referenced in this Annual Report on Form 10-K that may be technical in nature:

Table 1. Glossary

Term	Definition
Ag	Silver
Airborne survey	A survey made from an aircraft to obtain photographs, or measure magnetic properties, radioactivity, etc.
Assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.
Au	Gold
Bulk sample
A large sample of mineralized rock, frequently hundreds of tonnes, selected in such a manner as to be representative of the potential mineral deposit (orebody) being sampled and used to determine metallurgical characteristics.

By-product	A secondary metal or mineral product recovered in the milling process.
Core	The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling
Core sample	One or several pieces of whole or split parts of core selected as a sample for analysis or assay.
Cross-cut
A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.  The term is also used to signify that a drill hole is crossing the mineralization at or near right angles to it.

Cu	Copper
Cut-off grade
The lowest grade of mineralized rock that qualifies as ore grade in a given deposit, and is also used as the lowest grade below which the mineralized rock currently cannot be profitably exploited.  Cut-off grades vary between deposits depending upon the amenability of ore to gold extraction and upon costs of production.

Diorite	An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene.
Drift	A horizontal or nearly horizontal underground opening driven along a vein to gain access to the deposit.
Exploration	Prospecting, sampling, mapping, diamond drilling and other work involved in searching for or defining a mineral deposit.
Face	The end of a drift, cross-cut or stope in which work is taking place.
Fault	A break in the Earth's crust caused by tectonic forces which have moved the rock on one side with respect to the other.
Grade
Term used to indicate the concentration of an economically desirable mineral or element in its host rock as a function of its relative mass.  With gold or silver, this term may be expressed as grams per tonne (g/t) or ounces per tonne (opt or oz/t).

Gram	0.0321507 troy ounces
g/t	Grams per metric tonne
Hydrothermal	Processes associated with heated or superheated water, especially mineralization or alteration.
Km	Kilometre(s). Equal to 0.62 miles.
Leaching	The separation, selective removal or dissolving-out of soluble constituents from a rock or ore body by the natural actions of percolating solutions.
M	Metre(s). Equal to 3.28 feet.
Metamorphic	Affected by physical, chemical, and structural processes imposed by depth in the earth’s crust.
Mine	An excavation on or beneath the surface of the ground from which mineral matter of value is extracted.

Net Smelter Return
A payment made by a producer of metals based on the value of the gross metal production from the property, less deduction of certain limited costs including smelting, refining, transportation and insurance costs.

Orebody	A term used to denote the mineralization contained within an economic mineral deposit.
Outcrop	An exposure of rock or mineral deposit that can be seen on surface, that is, not covered by soil or water.
Oxidation	A chemical reaction caused by exposure to oxygen that results in a change in the chemical composition of a mineral.
Oz	Ounce. A measure of weight in gold and other precious metals, correctly troy ounces, which weigh 31.1 grams as distinct from an imperial ounce which weigh 28.4 grams.
Shaft	A vertical passageway to an underground mine for moving personnel, equipment, supplies and material including ore and waste rock.
Strike	The direction, or bearing from true north, of a vein or rock formation measure on a horizontal surface.
Stringer	A narrow vein or irregular filament of a mineral or minerals traversing a rock mass.
Sulphides	A group of minerals which contains sulfur and other metallic element such as copper and zinc. Gold is usually associated with sulphide enrichment in mineral deposits.
Tailings	Material rejected from a mill after most of the recoverable valuable minerals have been extracted.
Vein	A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.
Zone	An area of distinct mineralization.

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

We have a close working relationship with Minera Farellon Limitada, a Chilean company owned equally by Kevin Mitchell, Polymet’s legal representative in Chile, and Richard Jeffs, the father of our president, who holds more than 5% of our shares of common stock (see Table 24 below).  Minera Farellon investigates potential claims and often ties them up, by staking new claims, optioning or buying others’ claims, all at its own cost.  This gives us an opportunity to review the claims to decide whether they are of interest to us.  If we are interested, then we either proceed to acquire an interest in the property directly from the owner, or, if Minera Farellon has already obtained an interest, we take an option to acquire its interest. Minera Farellon, which is located in the city of Vallenar, also provides some of our logistical support in Vallenar under a month-to-month contract, which enables us to limit our operating expenses to those needed from time to time.

Unproved mineral properties

We have four active properties which we have assembled since the beginning of 2007— the Farellon, Perth, Mateo, and Veta Negra. These properties consist of both mining and exploration claims and are grouped into two district areas – Carrizal Alto area properties and Vallenar area properties.

Active properties

Table 2: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net areaa
Carrizal Alto area
Farellon
Farellon 1 – 8 claim	100%, mensura	66
Farellon 3 claim	100%, pedimento	300
Cecil 1 – 49 claim	100%, mensura	230
Cecil 1 – 40 and Burghley 1 – 60 claims	100%, mensura in process	500
		1,096	1,096
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 46 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot claim	100%, manifestacion	300
		2,404
Overlapped claims (see Figure 4)		(121)	2,283
Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100% ,mensura	60
Mateo 1, 2, 3, 9,10,12, 13, 14 claims	100%, manifestacion	2,100

Mateo 4 and 5 claims	100%, pedimento	600
		2,892
Overlapped claims (see Figure 6)		(469)	2,423

Veta Negra
Veta Negra 1 al 7 claim	Option to purchase, mensura	28
Exon 1 al 4 claim	Option to purchase, mensura	16
Trixy (19 claims)	100%, manifestacion	2,900
Pibe	Option to purchase, mensura in process	200
		3,144
Overlapped claims (see Figure 8)		(238)	2,906

			8,708
a Some pedimentos and manifestacions overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

Our active properties as of the date of this filing are set out in Table 2. These properties are accessible by road from Vallenar as illustrated in Figure 1.

Figure 1: Location and access to active properties.

Farellon property

The Farellon property consists of two groups of claims—the Farellon claims and the Cecil and Burghley claims—which are not contiguous but lie within the historical Carrizal Alto mining district southwest of the Carrizal Alto mine. Table 3 describes the claims and Figure 2 illustrates them.

Table 3: Farellon property
	Type
Claim	Mensura (ha)	Pedimento (ha)
Farellon 1 – 8	66
Cecil 1 – 49	230
Cecil 1 – 40	200
Burghley 1 – 60	300
Farellon 3		300
	796	300

307,500 mE
310,000 mE
312,500 mE
315,000 mE
N
6,892,500 mN
6,890,000 mN
6,887,500 mN
Carrizal Alto Historic Mine
Cecil 1-49
Burghley 1-60
Farellon 1-8
Cecil 1-40
Llanos de Challe National Park
Farellon 3
0
1,000
2,000
meters
Claim Legend
Mensura
Mensura in Progress
Pedimento
Carrizal Alto
Historic Mining Area
Llanos De Challe
National Park Boundary
redmetal
RESOURCES
Farellon Property
19/02/2012
PSAD56 Zone 19S
Farellon Property,
III Region, Chile

Figure 2: Farellon property

The Farellon 1 – 8 is the first mineral claim that we acquired in Chile. It covers 66 hectares and is centered about 309,150 east and 6,888,800 south UTM PSAD56 Zone 19 in Province of Huasco, Commune of Huasco, III Region of Atacama, Chile.

We acquired the claim on April 25, 2008 for $550,000 and owe a royalty equal to 1.5% of the net proceeds that we receive from the processor to a maximum of $600,000 with a monthly minimum of $1,000 when we start exploiting the minerals extract from the claim.  We can pay any unpaid balance of the royalty at any time. We have not yet exploited the claim.

On September 17, 2008, we bought the Cecil 1 – 49, Cecil 1 – 40 and Burghley 1 – 60 claims for $20,000. The Cecil and Burghley claims cover 730 hectares and are centered at 311,500 east and 6,890,000 south UTM PSAD56 Zone 19 and lie approximately 1.7 kilometers north of the Farellon 1 – 8 border. The claims cover a 1.8-kilometre strike length of a mineralized vein interpreted to be part of the same mineralizing system as the Farellon 1 – 8 vein. An investigation completed during the Farellon 1 – 8 acquisition uncovered a broad regional reconnaissance sampling program completed in 1996 showing results from the areas covered by the Cecil and Burghley claims. Results from the 1996 sampling show copper and gold grades similar to grades returned from the Farellon vein, indicating that the Cecil and Burghley claims could have similar mineralized bodies.  On December 1, 2009, we initiated the manifestacion process when we applied to convert the Cecil 1 – 40 and Burghley 1 – 60 exploration (pedimento) claims to mining (mensura) claims.

Between July 2010 and November 2011 we registered seven pedimento, Farellon 3-9, at a cost of $2,408 to cover 1,800 hectares of ground around our Farellon 1 – 8 claim.  Farellon 4-9 are not included on the map until we confirm that underlying ground is open for staking. As permitted by Chilean law, Farellon 4-9 are currently overlapping other pedimentos.

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

Mine workings of various sizes are all along the Farellon property, but only one modern exploration program has been completed.  In 1996, the Farellon and two other veins, the Fortuna and the Theresa, were explored by an Australian junior mining company under the name Minera Stamford S.A.  Their exploration included a large mapping and surface sampling program followed by a 34-hole RC drilling program.  Of these 34 drill holes, 23 were drilled on the Farellon 1 – 8 claim.  The RC drilling program on the Farellon claim consistently intersected oxide and sulphide facies mineralization along a 2 kilometer-long zone covering the Farellon claim and strike extents to the south.  Mineralization is 2 to 35 meters wide with an average width of 5 meters.  The mineralized zone consists of one or more discrete veins and, in places, stockwork veining and mineralization.  While drilling covered the length of the property, gaps up to 350 meters are untested and infill drilling is required to confirm an economic ore body. Table 4 presents the significant intersections from the 23 holes drilled on the Farellon claim in the 1996 drilling.

Table 4: Farellon historic significant intersections (1996)
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

Geology .The Farellon area has two major lithological units: Paleozoic metamorphic sediments consisting of schists, phyllites and quartzites; and the Franja Central diorites.  The metamorphosed sediments outcrop in the western part of the property and have been metamorphosed to lower greenschist facies and then extensively overprinted by hydrothermal alteration.  Hydrothermal alteration is directly associated with the shear zone.  The diorite underlies the eastern part of the project area and has been extensively intruded by northeasterly trending intermediate mafic dykes.  At the Farellon property, a small stock-like felsic body named Pan de Azucar intrudes the diorite.  The intrusive relationship between the diorite and metamorphic sediments always appear to be tectonic.  Within the property and at the main Carrizal Alto workings to the north, the major mineralization is intimately related to the south-southwest trending mylonitic sheared contact between the metamorphic sediments and the diorite.  The shear is considered a splay of the main Atacama Fault Zone and dips 30º to 65º west. This contact parallels the regional geological trend and coincides with a major lineament which extends for hundreds of kilometers.  The sheared contact is 50 meters to 200 meters wide over the 1.7-kilometre strike length of the Farellon property.  Veins are typically 3 to 15 meters wide, striking south-southwest and dipping approximately 65 degrees to the northwest.

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

Drilling (2009). In September 2009, we completed a 725-metre RC drilling program on the Farellon property. Table 5 summarizes the results of our drilling.

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

Table 5: Farellon drilling results (2009)
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

Following the 2009 drilling program, Micon recommended that we conduct a two-phase drilling program. The first phase would consist of approximately 1,200 meters of diamond drilling to assist in defining the structural controls on the mineralization, which could have been misinterpreted in the past due to the limited geological information obtained from the historic RC drilling, and the depth and nature of the sulphide mineralization.

Phase I of drilling commenced in July 2011 with the goal not only of better defining structural controls on mineralization but to examine the continuity of mineralization along strike and at depth. The target of the program was to outline a 700m mineralized strike length down to 200m vertical depth with approximate 75m intercept spacing, and to infill gaps 300m further to the North to increase intercepts to 150m spacing.

Many of the existing intercepts in this area were from the 1996/97 drill program where no geological information can be located for these drill holes.  By infilling the area with drilling at 75 meter pierce points the aim was to increase confidence in the continuity and increase knowledge of the nature and structural controls on mineralization to aid further exploration planning. 2011 drill results confirmed that mineralization is still present downdip of past drilling intercepts and still open at depth. Infill drilling confirmed mineralization is still of economic grade and now starts the process of having consistent 75m spacing between drillholes.

2011 drilling confirmed the overall regional shear structural controls on mineralization occurring within the oblique fault contact between overlying Paleozoic Metasediments and underlying Jurassic intermediate intrusives. Supergene mineralization seems to occur within local faults not immediately within the lithological fault contact – possibly fault splays emanating off the main regional structure. In 2011 drillholes, supergene copper-gold mineralization was intersected 50-150m downhole with abundant carbonate and iron oxide precipitation.

Hypogene mineralization occurred below 150m hosted in quartz and carbonate veins which appear closer to the main shear fault zone contact. Approximately within 20m downhole of intersected hypogene mineralized veins the lithological contact was encountered, passing through to the underlying intrusive package. The 2011 drill program was generally positive in better defining structural controls on mineralization and proving continuity of mineralization along strike and at depth. However, more drilling is needed to continue to expand on the mineralized zone along strike and at depth, and prove up infill targets for an initial resource estimation.

Micon now recommends that we conduct a much larger phase of exploration consisting of 5,000 meters of diamond drilling and 10,000 meters of RC drilling, and geophysical surveys and geological mapping. A geophysics survey using both magnetics and induced polarization will help to identify further mineralized structures on the property that may not have been noticed in the historic mapping. A phase two drill program would be at defined spacing to outline the continuity of mineralization leading to a 3D model and initial resource estimation.  The depth of the drilling would be dependent on the results of the phase one drilling program. The estimated cost of this phase is $1.9 million.

QA/QC, sampling procedures and analytical methods. We conducted sampling on one-meter intervals, which is generally the industry-standard sampling practice for RC drilling. Sampling started at the collar of the hole and proceeded to the toe or bottom of the drill hole on one-meter increments. Generally, the sample recovery was good to excellent for the 2009 drilling program. Table 5 summarizes significant assay results.  They are reported as drill lengths as we have not established the width of the mineralized zone.

Drilling (2011). During June through September 2011 we conducted a combined RC/diamond drill program on the Farellon property. The program was designed to continue to expand on the results of the 2009 drill program, as well as to continue confirming historical results along the strike. During this program we completed 11 drillholes for a total of 2,233m. Significant results of assays are presented in the Table 6 below.

Table 6: Farellon drilling results (2011)
Drill Hole ID	Assay interval (m)			Assay grade
	From	To	Length	Copper %	Gold g/t
FAR-11-001	36	49	13	2.51	0.35
FAR-11-001	78	85	7	0.43	0.04
FAR-11-002	No Significant Intersections . Zone faulted off
FAR-11-003	150	155	5	0.40	0.28
FAR-11-003	177	182	5	0.44	0.15
FAR-11-004	141	145	4	0.73	0.01
FAR-11-005	124	133	9	0.84	0.26
FAR-11-006	80	112	32	1.35	0.99
FAR-11-007	56	74	18	0.50	0.40
FAR-11-008	98	102	4	0.85	0.26
FAR-11-009	202	211.55	9.55	0.95	0.42
FAR-11-010	179.13	183	3.87	0.50	0.39
FAR-11-011	54	56	2	0.97	0.48

Figure 3 below illustrates the Farellon geology and the 2006, 2009 and 2011 drillhole collar locations as well as surface traces of mineralized vein systems:

Figure 3: Farellon property geology

QA/QC, sampling procedures and analytical methods. Samples were taken at intervals between 0.5 and 2 metres. Sampling started at the collar of the hole and proceeded to the toe or bottom of the drill hole.  Samples were taken at two metre intervals outside the previously identified main zone of interest.  Through the main zone of interest samples were taken at one metre intervals.   Generally, the sample recovery was good to excellent for the 2011 drilling program. Table 5 above summarizes significant assay results.  They are reported as drill lengths as we have not established the width of the mineralized zone.

Our quality assurance, quality control (QA/QC) protocol consists of the addition of standards, blanks and laboratory duplicates to the sample stream.  We inserted these into the sample series using the same number sequence as the samples themselves.  One of the QA/QC check samples is inserted every 25 samples and it alternates between standards, blanks and laboratory duplicates.

perth property

On March 10, 2011, we purchased for $35,000 a group of 12 claims (the Perth) as described in Table 7 and illustrated in Figure 4.

Table 7: Perth property
Claim	Type
	Mensura (ha)	Manifestacion (ha)
Perth 1 al 36 claim	109
Lancelot I 1 al 30 claim	300
Lancelot II 1 al 20 claim	200
Rey Arturo 1 al 30 claim	300
Merlin I 1 al 10 claim	60
Merlin I 1 al 24 claim	240
Galahad I 1 al 10 claim	50
Galahad I 1 al 46 claim	230
Percival III 1 al 30 claim	300
Tristan II 1 al 30 claim	300
Tristan IIA 1 al 5 claim	15
Camelot		300
	2,104a	300a
aSome claims overlap others, reducing our net area to 2,283 hectares. See Figure 4.

Figure 4. The Perth property

The Perth property is adjacent to the west side of the historic Carrizal Alto mine and lies approximately 3.5 kilometers north of our Farellon project. It is a 45 minute drive from Vallenar city, with major road access, power and water supply close by. The project lies on a similar geologic contact as the Farellon and Carrizal Alto properties.

Location and means of access. The Perth property is centered about 308,750 east and 6,895,000 south UTM PSAD56 Zone 19 approximately 75 km northwest of the city of Vallenar with the highest point at approximately 925 meters above sea level.  The property is accessible by road from Vallenar. The Perth Caliza Property is accessed by taking the Pan American Highway north from Vallenar for 20 kilometres, then turning west onto the road to Canto del Agua a distance of 35 kilometres. Then take the Cardones Canyon road for 15 kilometres, turn southwest towards Cerro Cachina Grande along a secondary gravel road for 14 kilometres to the property.

Exploration history.  Exploration programs on the Perth property have historically been limited to surface sampling and mapping programs completed in 2007 and 2008. Mapping identified 12 individual veins on surface, significant results from channel samples across the veins are show in Table 8. Numerous artisanal mine workings on the property have previously been exploited for both copper and gold; however, no records of grade or tonnage can be located.

Table 8: Perth historic significant intersections
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

Figure 5 below illustrates the Perth geology as well as the 2007 and 2011 reconnaissance sample gold g/t assay results:

Figure 5 Perth Property Geology

Termination of Perth property joint venture earn-in agreement

On March 14, 2011, we entered into an agreement on the Perth property with Revonergy Inc.  Revonergy Inc. paid $35,000 on signing the agreement, which allowed Revonergy to earn a 35% interest in the Perth property if it spent a minimum of $1,450,000 on a three phase exploration program, as follows:

•	Successful completion of a Phase I exploration program costing at least $115,000 one year from signing
•	Successful completion of a Phase II exploration program costing at least $300,000 two years from signing
•	Successful completion of a Phase III exploration program costing at least $1,000,000 and that can justify completing a preliminary feasibility study three years from signing

Revonergy failed to complete Phase I of the exploration program within the term specified, therefore the agreement has terminated.

mateo property

We have assembled a group of claims: the Che Uno and Che Dos, the Margarita, and the Irene Uno and Irene Dos mining claims, and the Mateo exploration claims as described in Table 9 and illustrated in Figure 6.  The Mateo exploration claims overlap the Che, Margarita and Irene claims to secure the areas around the claims. Some of them may overlap others’ prior claims. We will acquire rights to these overlapped prior claims only if the owners forfeit their rights, and we will exercise our rights only if we want the property. We acquired all of these claims for the same geological reasons and consider them one property, which we call the Mateo property.

Table 9: Mateo property
Claim	Type
	Mensura (ha)	Manifestaciona (ha)	Pedimentoa (ha)
Che Uno 1 – 8	32
Che Dos 1 – 10	44
Margarita 1 – 14	56
Irene Uno 1 – 2	10
Irene Dos 1 – 10	50
Mateo 1		300
Mateo 2		300
Mateo 3		200
Mateo 4			300
Mateo 5			300
Mateo 9		300
Mateo 10		300
Mateo 12		200
Mateo 13		200
Mateo 14		300
	192	2,100	600
a Some of the claims are staked over the mensuras to claim the ground surrounding them. See Figure 6.

Figure 6: Mateo property

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

margarita claim

We bought the Margarita mining claim on November 27, 2008 through a public auction and at January 31, 2012 had spent a total of $17,528 (including legal and registration costs) for this claim.  The Margarita claim covers 56 hectares centered around 340,353 east and 6,838,347 south UTM PSAD56 Zone 19 located within the northeast corner of the Mateo claim.

 irene uno and irene dos claims

 On September 7, 2010, we entered into a purchase agreement with Minera Farellon to buy the Irene Uno and Irene Dos mining claims. Under the terms of the agreement, as amended, we paid $45,174 (equivalent of 21 million Chilean pesos) on May 10, 2011 to exercise the option and purchase the Irene claims.  The Irene claims cover 60 hectares centered about 341,002 east and 6,838,101 south UTM PSAD56 Zone 19, are located within the northeast corner of the Mateo property, and share their western border with the Margarita claim.

mateo claims

The Mateo claims consist of eight manifestaciones — Mateo 1 –3, 9-10, and 12 – 14, and two pedimentos — Mateo 4 and 5, covering 2,220 hectares, which we staked between November, 2008 and November 2011. The claims are centered about 337,675 east and 6,837,600 south UTM PSAD56 Zone 19 and cover a five-kilometer strike length of intensely altered volcanics with significant massive sulphide mineralization.

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

The Irene mine was investigated by ENAMI in 1994.  Work completed during this time included surface RC drilling, including 490 meters in four RC drillholes, and underground diamond drilling, including 220 meters in four drillholes.  We obtained ENAMI’s reports of mining activities from 1994 through 1997.  Approximately 11,875 tonnes of rock were mined in that time averaging 4.3% copper, 61.9 grams per tonne silver, and 1.01 grams per tonne gold.    During the period from June 2009 to December 2010 the vendor of the Irene, Minera Farellon, conducted small scale mining activities on a different area of the Irene claims and mined 1,705 tonnes grading 1.39% Cu, 1.39g/t Ag, 0.29g/t Au in sulphides and 1,477 tonnes grading 1.98% Cu in oxides.  The difference in grade between the historic work and the recent work is not an indication that further high grade material will not be found on the Mateo property and further modeling and exploration work needs to be completed to determine the best place to drill.

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

Exploration (2011).  During August through October, 2011 we carried out an in-depth geological mapping and sampling program on the Mateo property.  The Mateo property has very diverse mineralization styles through the property which includes mantos, veins, breccias and porphyries with significant gold and copper. A total of 138 reconnaissance samples were collected over the property. The highest assay values returned from reconnaissance samples were 21g/t Au and 10.3% Cu but more common values were between 1-3g/t Au and 1-3% Cu. Table 10 summarizes the significant assay results.

Table 10: significant intersections
Sample	Cu%	Au g/t
201272	7.37	1.12
202871	2.63	1.14
202852	7.11	1.18
202849	10.3	1.73
201220	4.29	2.07
201277	9.39	2.42
202850	2.58	2.46
202810	2.44	2.49
202882	2.57	3.08
202812	0.50	3.10
202815	0.62	3.57
202880	1.46	5.70
202826	5.30	6.85
201217	3.46	10.11
202813	0.69	21.72

The detailed mapping identified nine significant mineralized zones where further work is recommended.

Figure 7 below illustrates the local Mateo geology including a thematic map of 2011 reconnaissance sample locations and corresponding percent copper assay ranges.

336,000 mE
338,000 mE
340,000 mE
342,000 mE
6,840,000 mN
6,838,000 mN
6,836,000 mN
6,834,000 mN
N
Jilguero Mine
Margarite Mine
Irene Mine
Miguel Angel Mine
San Francisco Mine
Claudia Mine
Negro Jose Mine
0
1,000
2,000
meters
Legend
General
Past or present Artisanal Mine
Mateo Property Outline
Lithology
Active Colluvial Deposits, Gravels
Inactive Gravels
Middle Eocene Atacama Gravels
Cretaceous Jilguero
Granodiorites, Tonalites, Quartz Monzonites
Jurassic Punta del Cobre
Calcarenites, Volcanic Calcarenites, Mudstone
Jurassic Punta del Cobre
Andesites, Volcanic Breccias, Limestone
Jurassic Punta del Cobre Dacite Domes
2011 CuT% Assay Values
1.5 - 4.48
0.9 - 1.5
0.6 - 0.9
0.3 - 0.6
0 - 0.3
Faults
Fault Trend
Inferred Fault Trace
redmetal
RESOURCES
Geology and 2011 Sampling
Date: 23/02/2012
PSAD56 Zone 19
Mateo Property,
III Region, Chile

Figure 7: Mateo property geology

2011 Ground Magnetic Survey

During the month September 2011, we engaged Quantec International Project Services Ltd. to complete a ground magnetic survey on the Mateo Property. The ground magnetic survey consisted of 70 survey lines with an E-W orientation, and two control lines with a N-S orientation. The survey lines were separated by 100m, and data was collected at 10 m intervals on all lines. A total of 218.49 km of magnetic data was collected. The survey outlined areas of high and low magnetic response. Areas of high magnetic response indicated the presence of elevated levels of magnetic minerals such as magnetite, pyrotite and hematite whereas areas of low magnetic response may be caused by alteration processes such as magnetite destruction or may simply indicate rock types that never had magnetic minerals.

This ground magnetic survey demarcated the northern and western extent with a large, high magnetic anomaly with a southwest to northeast orientation. This magnetic high may correlate with the Jilguero Intermediate Intrusive formation which is only partially exposed on the property and underlies the Jurassic Punta Del Cobre volcanics, and mixed sedimentary sequence.

Two possible correlations with geology are drawn when looking at the magnetic geophysical response. Firstly, all artisanal mines, reconnaissance samples and documented surface mineralization is exposed on the Western edge of the magnetic high in an area where magnetic high-low gradients are greatest transitioning from high to low. Secondly, magnetic highs appear to persist away from the main magnetic high body in a NW direction. Although these persisting magnetic highs are only small stringers in appearance they possibly correlate to dominant NW trending faults on the property that are often mineralized. Visual correlations between magnetic high/low contrasts and geology seem strong enough to suggest further exploration including sampling and drilling along the steepest gradient of magnetic high/low dropoff.

veta negra

The Veta Negra property is made up of 19 Trixy exploration claims and three mining claims.

Table 11: Veta Negra property.
Claim	Mensura (ha)	Manifestaciona (ha)
Veta Negra 1-7	28
Exxon 1-4	16
Pibe 1-20	200
Trixy 1 (a,b,c)		300
Trixy 2 (a,b,c)		300
Trixy 3 (a,b,c)		300
Trixy 4 (a,b)		200
Trixy 5		300
Trixy 10		300
Trixy 12		300
Trixy 13		300
Trixy 14		300
Trixy 15(a,b,c)		300
	244	2,900
a Figure 8 below illustrates the Veta Negra claims.

Figure 8: Veta Negra property

pibe claims

On November 25, 2011, we entered into an option to purchase agreement with Manuel Antonio Cortez Araya to purchase the Pibe 1 - 20 mining claims. The Pibe claims are located in Sierra la Chinchilla, community of Vallenar, Province of Huasco, Region of Atacama; they cover 200 hectares with UTM coordinates: East 348,500,000, North 6,843,300,000. The option to purchase has a term of 36 months, requiring us to make semi-annual payments totaling $500,000. We made our first payment of $40,000 on December 12, 2011.

The claims are also a subject to a 1.5% royalty on the net proceeds that we receive from the processor to a maximum of $1,000,000 with no monthly minimum. The payments are due once exploitation begins.  We have not yet exploited the claim.

veta negra and exon claims

On June 30, 2011, we entered into an agreement with Minera Farellon to acquire its options to purchase the Veta Negra and Exon mining claims and the Trixy exploration claims for $107,500. Under the terms of the option, we agreed to transfer our interest in several generative claims with the net book value of $4,504. The claims are subject to a 1.5% royalty on the net sales of minerals extracted to a total of $500,000. The royalty payments are due monthly once exploitation begins.  At January 31, 2012, we paid $10,000 in option payments and capitalized an additional $8,480 as cost of transferred generative claims.

Location and means of access

The Veta Negra property is accessed from Vallenar by driving the Relincho, San Antonio, Los Morteros road east out of Vallenar along the Quebrada Jilgeuro Canyon to the 21km marker (before one reaches the village of San Antonio), there is black spray paint on rocks by the side of the road indicating the way to the Veta Negra and Exon mines at the UTM coordinates: East 338,097, North 6,839,203 at an altitude of 1,079 m above sea level. At this point turn north and drive for approximately 4 km until arriving at the Veta Negra artisanal mine.
The Veta Negra property is located approximately 25km from the Empresa Nacional de Mineria (ENAMI) crushing and processing facility.

Description

The Veta Negra property is a copper-gold project that lies in the Candelaria IOCG belt in the Chilean Coastal Cordillera.  The Mateo property has undergone limited modern exploration, in the form of near surface artisanal mining. Mineralization occurs in tabular mantos or veins which trend approximately North-South through the property. There are 3 recognized mantos of approximately 4-6m in thickness, the longest of which extends for 2km on surface. The depth to which these mantos extend is unknown at this time. Supergene copper and gold mineralization within these mantos is very conspicuous as chrysocolla, malachite, atacamite, chalcocite, and minor cuprite. Sampling and mapping has been undertaken throughout the property

Exploration history

The Veta Negra property has been artisanally mined on the two mining concessions on the property, the Veta Negra 1-8 and Exxon 1-4 concessions. Many small pits and excavations on the property that do not have records of tonnage or grade are evident all along the surface traces of the exposed mantos.

Geology

The mineralization on the Veta Negra property is hosted in the middle Cretaceous Cerrillos formation composed of brecciated, flow, tuff, microcrystalline andesite, arenites and conglomerates. Abundant copper oxide mineralization is found on surface in distinct veins or ‘mantos’ deposited at the upper contact of a black altered andesite and an overlying vesicular iron oxidized andesite (some vesicular volcanics in the area exhibit hornfel metamorphic facies).

Primary structures on the Veta Negra property are made up of regional scale Cretaceous extension faults which predominantly dip to the East at 30-50 degrees. These faults likely provided accommodation space and fluid pathways along contacts of the Cerrillos volcanic units. There is also evidence of anticline structures which are not fully understood and later dip slip fault offsets seen where the mantos exhibit minor offset along strike.

Younger upper Cretaceous – Eocene intermediate composition Granodiorites and Monzonites are found in the Eastern and Northern region of the Veta Negra claim in contact with the Cerrillos volcanics to the South and West. These later units may have provided the hydrothermal heat and fluid source to produce mineralization which could have been injected into the faulted Cerrillos volcanics.

Beyond the claim boundaries to the West lies the lower Cretaceous Pabellon and Totoralillo bioclastic carbonates, volcanic and conglomerate formations. Beyond these formations – a few kilometers still - lies the Jurassic - lower Cretaceous Punta Del Cobre or Bandurrias formation composed of Dacites, andesites and carbonates.

Exploration (2011)

During June and July 2011 we carried out a preliminary exploration program on the Veta Negra property. As a result of the program we discovered a defined and continuous copper mineralized manto continuing on from the main manto previously known to exist. At the conclusion of this program three mantos were traced on surface, one manto, the East Manto, was traced for 1.9km on surface before becoming buried by surface rock, a second manto, the West Manto, was traced for a one kilometer strike length and a third manto, the Far West Manto, was traced for a 500 metre strike length.

During this program, 65 reconnaissance samples were collected along the strike length of these three mantos. Table 12 summarizes the significant assay results.

Table 12: Results from reconnaissance samples
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

Below Figure 9 illustrates the Veta Negra geology and the 2011 reconnaissance sample percent copper assay ranges:

345,000 mE
347,500 mE
350,000 mE
352,500 mE
6,845,000 mN
6,842,500 mN
6,840,000 mN
N
0
1
2
kilometres
Legend
2011 Grab Sample
CuT% Assay Values
1.5 - 4.48
0.9 - 1.5
0.6 - 0.9
0.3 - 0.6
0 - 0.3
Mineralized Manto
Lithology
Active gravels
Inactive Gravels
Miocene - Pliocene Atacama Gravels
Cretaceous Los Morteros Granodiorites
Cretaceous Los Morteros Monzodiorites
Cretaceous Cerrillos paraconglomerates, arenites and volcanic sediments
Cretaceous Cerrillos limestones and arenites
Cretaceous Pabellon calcarenites and intercalated volcanics
Cretaceous Totoralillo breccias
Cretaceous Nantoco limestone, calcareous shales
Jurassic Punta del Cobre andesite
redmetal
RESOURCES
Geology and 2011 Sampling
Date: 23/02/2012
PSAD56 Zone 19
Veta Negra Property
III Region, Chile

Figure 9: Veta Negra Geology

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

Abandoned claims

During the year ended January 31, 2012, we wrote off certain mineral claims with a paid cost of $15,471 and capitalized non-cash expenditures of $2,433 as we decided not to pursue exploration of the claims. We did not write off any acquisition costs during the year ended January 31, 2011.

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

None of the exploration work that we have completed to date requires an environmental permit. We must repair any damage done to the land during exploration. Some of our claims are within the boundaries of a national park. According to the Mining Code of Chile, we will have to get written authorization from the government to mine or complete any exploration work within the park boundaries. We submitted an application to the government in December 2011 to explore within the park boundaries.  We expect to be given an answer to this application in April.

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

Number of total employees and number of full-time employees

Red Metal does not have any employees. Caitlin Jeffs and Michael Thompson, both of whom are directors and officers, and John da Costa, who is an officer, all provide their services to the company as independent consultants.  Polymet retains Kevin Mitchell, who is Polymet’s legal representative and manager in Chile, two administrative employees, and one assistant geologist.  We contract for the services of geologists, prospectors and other consultants as we require them to conduct our exploration programs.

ITEM 1A: RISK FACTORS

In addition to the factors discussed elsewhere in this annual report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

During the fiscal years ended January 31, 2011 and 2012 we earned no royalty revenue while our operating expenses totalled $2,928,188 and $672,618, respectively. If we do not find sources of financing as and when we need them, we may be required to cease our operations.

Mineral exploration and development are very expensive.  During the fiscal year that ended on January 31, 2012, we earned no royalty revenue while our operating expenses totalled $2,928,188. During the fiscal year that ended on January 31, 2011 we earned no royalty revenue while our operating expenses totalled $672,618. This resulted in a total accumulated loss of $5,985,007 since inception. As of January 31, 2012 we had cash of $24,467.  Since our inception we have sold our securities and borrowed money to fund our operations.  Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue, obtain additional financing, or enter into joint venture agreements.  Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities.  If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

Our joint venture agreements may not always be successful.  For example, on March 14, 2011, our subsidiary, Minera Polymet, granted to Revonergy Inc. the right to earn a 50% joint venture interest in the Perth property.  However, Revonergy decided not to exercise that right and the agreement has been terminated.

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

Mineral exploration is highly speculative and risky; we might not find mineral deposits that can be extracted cost effectively on our claims.

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

Our head office is in Canada and our mining operations are in Chile.  Mining investments are subject to the risks normally associated with the conduct of any business in foreign countries including uncertain political and economic environments; wars, terrorism and civil disturbances; changes in laws or policies, including those relating to imports, exports, duties and currency; cancellation or renegotiation of contracts; royalty and tax increases or other claims by government entities, including retroactive claims; risk of expropriation and nationalization; delays in obtaining or the inability to obtain or maintain necessary governmental permits; currency fluctuations; restrictions on the ability of local operating companies to sell gold, copper or other minerals offshore for U.S. dollars, and on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts; import and export regulations, including restrictions on the export of gold, copper or other minerals; limitations on the repatriation of earnings; and increased financing costs.

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

We have assembled interests in four mineral properties in Chile—the Farellon, Perth, Mateo, and Veta Negra—which we have described above in Item 1.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted under the symbol RMES on the Pink Sheets from November 19, 2009 to November 21, 2010, and on the OTC Bulletin Board since September 21, 2010.  From September 16, 2008 to November 19, 2009 our common stock was quoted on the OTC Bulletin Board under the symbol RMET.  From January 16, 2007 to September 16, 2008, our symbol was RLKX. Table 13 presents the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the Pink OTC Markets.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Table 13: High and low bids
	High	Low
Fiscal year ended January 31, 2012
First quarter	$0.45	$0.25
Second quarter	$0.45	$0.37
Third quarter	$0.58	$0.36
Fourth quarter	$0.52	$0.42
Fiscal year ended January 31, 2011
First quarter	$0.50	$0.20
Second quarter	$0.50	$0.40
Third quarter	$0.50	$0.20
Fourth quarter	$0.40	$0.25

As of March 13, 2012 we had approximately 74 shareholders of record which includes the number of shareholders provided to us by our transfer agent as well as the holders included on the securities position report provided to us by Depositary Trust & Clearing Corporation.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Table 14 provides information as of January 31, 2012, regarding the compensation plan (2011 Equity Incentive Plan) under which equity securities of Red Metal are authorized for issuance.

Table 14. Equity compensation plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders	1,040,000	$0.50	560,000

Recent Issuances of Unregistered Securities

On January 19, 2010, two-year warrants were issued to investors to purchase 250,000 shares of Red Metal’s common stock at an exercise price of $0.30. During the last quarter of our fiscal year, these holders exercised their warrants resulting in the issuance of 200,000 shares of our common stock on November 28, 2011 and 50,000 shares of our common stock on January 26, 2012, and net proceeds of approximately $75,000.

We sold these securities to non-US persons in offshore transactions, relying on the registration exemption in Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. We did not engage in any directed selling efforts in the United States, and each investor represented to us that the investor was not a U.S. person and was not acquiring the stock for the account or benefit of a U.S. person.

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

We have no revenue-generating operations and are dependent upon the equity markets for our working capital. Despite the current market volatility, prices of copper and gold overall are moving in a positive direction and we are optimistic that we can raise equity capital under these market conditions. We completed an offering of 6,723,333 units on April 7, 2011 at $0.30 per unit. Each unit consisted of one share of our common stock and one warrant for the purchase of one share of common stock exercisable at $0.50 per share for two years. We realized net cash proceeds of $1,862,462 from this offering and the payment of $130,000 in debt.

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

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, we have four employees in Chile and engage part time assistants during our exploration programs. Most of our support — such as, vehicles, office and equipment — is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on four of our mineral claims – Farellon, Che, Veta Negra and Pibe. These royalties are payable once exploitation begins. Two of the above claims – Veta Negra and Pibe – have option payments payable during the next three years under the option to purchase contracts.

Please refer to section ‘Unproved Mineral Properties’ under Item 1 of this report for detailed description of our unproved mineral assets and associated exploration campaigns.

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

Results of operations

summary of financial condition

Table 15 summarizes and compares our financial condition at January 31, 2012 to the year-ended January 31, 2011.

Table 15: Comparison of financial condition
	January 31, 2012	January 31, 2011
Working capital deficit	$(1,401,135)	$(866,179)
Current assets	$69,623	$46,227
Unproved mineral properties	$796,828	$662,029
Total liabilities	$1,470,758	$912,406
Common stock and additional paid in capital	$5,483,934	$2,923,517
Deficit	$(5,985,007)	$(3,056,819)

comparison of prior quarterly results

Table 16 and Table 17 present selected financial information for each of the past eight quarters.

Table 16: Summary of quarterly results (2012)
	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
Revenue	–	–	–	–
Net loss	$(285,276)	$(782,841)	$(1,285,535)	$(574,536)
Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.08)	$(0.03)

Table 17: Summary of quarterly results (2011)
	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
Revenue	–	–	–	–
Net loss	$(196,851)	$(118,279)	$(154,436)	$(203,052)
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.02)

During the quarters ended July 31, 2011, October 31, 2011, and January 31, 2012 we experienced substantially higher operating expenses mainly due to the drilling program on the Farellon property and exploration campaigns on other properties, including associated travel and geological consulting expenses, which we incurred between May and September 2011, and subsequent data analysis. During the quarter ended October 31, 2011, we granted 1,040,000 stock options to certain directors, employees, and consultants that resulted in a non-cash expense of $527,318, increasing our net loss. During the quarter ended January 31, 2012, we began the due diligence review to potentially list our shares on the TSX Venture Exchange that resulted in higher legal costs.

Selected Financial Results

years ended january 31, 2012 and january 31, 2011

Our operating results for the years ended January 31, 2012 and 2011 and the changes in our operating results between those periods are summarized in Table 18.

Table 18: Changes in operating results
	Year ended January 31,		Changes between the years ended January 31,
	2012	2011	2012 and 2011
Operating Expenses:
Administration	$44,056	$87,382	$(43,326)
Advertising and promotion	202,125	111,835	90,290
Automobile	30,769	24,124	6,645
Bank charges	6,374	5,554	820
Consulting fees	318,914	173,738	145,176
Interest on current debt	104,314	37,466	66,848
IVA Expense	33,780	–	33,780
Mineral exploration costs	1,156,868	22,193	1,134,675
Office	25,631	8,084	17,547
Professional development	-	5,116	(5,116)
Professional fees	225,858	111,878	113,980
Rent	13,582	12,980	602
Regulatory	28,433	15,000	13,433
Travel and entertainment	96,014	50,455	45,559
Salaries, wages and benefits	84,029	6,487	77,542
Stock based compensation	527,318	–	527,318
Foreign exchange loss	14,653	326	14,327
Write-down of unproved mineral properties	15,470	–	15,470
Net loss	$2,928,188	$672,618	$2,255,570

Operating expenses. Our operating expenses increased by $2,255,570, or 335%, from $672,618 for the year ended January 31, 2011 to $2,928,188 for the year ended January 31, 2012.

The most significant year-to-date changes were:

•	We restructured our administrative operations, which resulted in savings of $43,326 for the year ended January 31, 2012, compared to the year ended January 31, 2011
•
We completed a drilling program on our Farellon property and accomplished exploration campaigns on our Mateo and Veta Negra properties, which resulted in an increase of
$1,134,675, or 5,112%, in mineral exploration expenses for the year ended January 31, 2012.

•
During the year ended January 31, 2012 we hired four assistant geotechnicians and additional office staff to keep up with the increased workload. This resulted in an increase of $77,542, or 1,195%, in salary and wage expense for the year ended January 31, 2012.

•
Our travel and entertainment expenses increased from $50,455 to $96,014, or 90%, for the year ended January 31, 2012. This increase was mainly associated with travel time incurred by consulting geologists during the drilling programs that were undertaken during the period. These travel expenditures were budgeted under the exploration campaign.

•	Due to higher accounting and financial advisory requirements we incurred $318,914 in consulting fees during the year ended January 31, 2012, an increase of $145,176, or 84% over the prior year.
•
During the year ended January 31, 2012, we completed a private equity financing and prepared and filed a registration statement on form S-1, which resulted in an increase in our professional and legal fees of $113,980, or 102%, for the period, and an increase in regulatory fees of $13,433, or 90%.

•	During the year ended January 31, 2012, we expensed $33,780 in Chilean value added tax charged on most operations in Chile.
•	To continue with our operational plans and to raise awareness of the drilling programs we increased our advertising and promotion costs during the year ended January 31, 2012 by $90,290, or 81%.
•
During the year ended January 31, 2012, we expensed $104,314 in interest on current debt, an increase of $66,848, or 178%.  This increase was associated with larger outstanding payables, mainly to related parties.

•
On September 2, 2011 we adopted the Red Metal Resources Ltd. 2011 Equity Incentive Plan and granted 1,040,000 options to our officers, directors, and consultants. We recorded $527,318 in employee stock option expense associated with these grants.  We had no such expense during the year ended January 31, 2011.

Net loss. We had a net loss of $2,928,188 for the year ended January 31, 2012, compared to a net loss of $672,618 for the year ended January 31, 2011.  The increase in net loss during the periods was due to the expense associated with the drilling program on our Farellon property as well as the exploration programs on our Mateo and Veta Negra properties, which resulted in increased exploration, travel, automobile costs, Chilean value added taxes, and increased salaries and wages; compensation in the form of employee stock option grants that we issued in September 2011; and an increase in our advertising and promotion activities in order to raise awareness of our exploration activities and seek additional external financing, which resulted in increased advertising costs as well as increased consulting, professional and regulatory fees.

Liquidity

going concern

The consolidated financial statements included in this annual report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements.  At January 31, 2012, we had a working capital deficit of $1,401,135 and accumulated losses of $5,985,007 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties.

Sources and uses of cash

years ended january 31, 2012 and 2011

Table 19 summarizes our sources and uses of cash for the years ended January 31, 2012 and 2011.

Table 19:  Summary of sources and uses of cash
	January 31,
	2012	2011
Net cash provided by financing activities	$2,145,606	$244,890
Net cash used in operating activities	(1,944,032)	(212,200)
Net cash used in investing activities	(170,089)	(18,548)
Effect of foreign currency exchange	(15,673)	(13,438)
Net increase (decrease) in cash	$15,812	$704

Net cash provided by financing activities.

During the year ended January 31, 2012, as part of the private offering completed on April 7, 2011, we issued 6,290,000 units at $0.30 per unit for cash proceeds of $1,828,100, net of $58,900 in commissions paid to agents, and 433,333 units at $0.30 per unit in payment of $130,000 in debt. Each unit consists of one share of our common stock and a two-year warrant exercisable for one share of our common stock at $0.50 per share. We received $24,999 on exercise of a warrant for 83,333 shares at $0.30 per share. See Non-cash financing transactions below.

During the year ended January 31, 2012 we borrowed $101,000 from  significant shareholders; $62,389 Cdn (approximately $62,220 US) from a company controlled by two directors; $55,000 Cdn (approximately $54,715) from a director; and $78,500 US and $10,000 Cdn (approximately $10,454 US) from our CFO. We also repaid $14,382 in loans including accrued interest and recognized foreign exchange adjustment on $50,000 Cdn that we borrowed during the year ended January 31, 2011 from our CEO. See Non-cash financing transactions below.

During the year ended January 31, 2011, we issued 540,000 shares of our common stock to three subscribers for $135,000, borrowed $50,000 from a company owned by a significant shareholder; and borrowed $10,000 US and $50,000 Cdn (approximately $49,890 US) from our director.

Non-cash financing transactions. During the year ended January 31, 2012, as part of the private offering completed on April 7, 2011, the Company’s CEO converted loans in the amount of $50,000 into 166,666 units and the Company’s CFO converted loans in the amount of $80,000 into 266,667 units. In addition, a significant shareholder elected to convert $50,000 loan to exercise of a warrant for 166,667 shares at $0.30 per share.

During the year ended January 31, 2011, we did not have any non-cash financing transactions.

Net cash used in operating activities.

During the year ended January 31, 2012, we used net cash of $1,944,032 in operating activities. We used $2,928,188 to cover operating costs and increased prepaids and other receivables by $7,584. As part of our operating costs we recorded a non-cash employee stock based compensation expense of $527,318. These uses of cash were offset by increases in trade accounts payable and accrued liabilities by $10,018 and $31,380, respectively; accounts payable to related parties of $395,451 and accrued interest on our notes payable to related parties of $8,996.

During the year ended January 31, 2011, we used net cash of $212,200 in operating activities. We used $672,618 to cover operating costs, increased prepaids and other receivables by $20,397, and decreased our accrued liabilities by $495. These uses of cash were offset by net increases in accounts payable of $67,123, associated with of legal fees incurred in preparing and filing our form 10 and the amendments to it; accounts payable to related parties of $410,429 for administration, consulting, advertising and promotion, mineral exploration, and travel expenses; and accrued interest on our notes payable to related parties of $3,758.

Net cash used in investing activities.

During the year ended January 31, 2012, we spent $150,269 on acquisition of mineral claims, options to acquire mineral claims, and on property taxes associated with our mineral claims.

During the year ended January 31, 2011, we spent $18,548 on acquisition of mineral claims and on property taxes associated with our mineral claims.

Since inception through January 31, 2012, we have invested $1,177,038 in acquiring our mineral claims and $19,820 for acquisition of other capital assets.

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

On April 7, 2011, we completed a private equity financing pursuant to which we received net cash proceeds after commissions, legal and closing fees of $1,862,462 and we paid $130,000 in debt. We paid the placement agent a cash commission of $58,900 and issued a warrant to purchase 196,333 shares of our common stock.  The securities offered were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. On May 13, 2011, we filed a registration statement on form S-1 to register 4,623,333 shares of our common stock, and 4,819,666 shares of our common stock underlying warrants which were a part of the above private equity financing.

Contingencies and commitments

We had no contingencies at January 31, 2012.

We have the following long-term contractual obligations and commitments:

Our commitments under the Farellon, Che, Veta Negra and Pibe contracts are the only contractual obligations that we have.  Table 20 summarizes contractual obligations and commitments as of January 31, 2012 for the next five fiscal years.

Table 20: Contractual Obligations
		Payments due by period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years *	Total
Option payments	$147,500	$410,000	$-	$-	$557,500
Royalty payments			-	2,220,000	2,220,000
Total	$147,500	$410,000	$-	$2,200,000	$2,777,500
*The royalty payments are due once exploitation begins.

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

•
Pibe option. On November 25, 2011 we entered into an option agreement to purchase the Pibe 1 - 20 mining claims for the total cash payment of $500,000. Under the option agreement we paid $40,000 on December 12, 2011 and must pay $460,000 in six installments over 36 months to exercise the option. If we complete acquisition of the property we are committed to paying the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the claims to a total maximum of $1,000,000.  The payments are due once exploitation begins.  We have not yet exploited the claim.

Equity financing

To generate working capital, between January 31, 2010 and February 29, 2012 we issued 7,513,333 shares of our common stock and warrants for the purchase of 7,459,666 shares to raise $2,072,462 under Regulations S and D promulgated under the Securities Act of 1933.

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

On September 19, 2011, we borrowed Cdn $62,389 (equivalent to US $62,220) and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

On October 25, 2011, we borrowed US $10,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

On December 9, 2011, we borrowed Cdn $25,000 (equivalent to US $24,871) and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

On January 12, 2012, we borrowed Cdn $30,000 (equivalent to US $29,845) and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

On January 30, 2012, we borrowed US $8,500 and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page No.
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of January 31, 2012 and January 31, 2011	F-2
Consolidated Statements of Operations for the years ended January 31, 2012 and 2011, and the period from inception (January 10, 2005)	F-3
Consolidated Statement of Stockholders’ Deficit for the period from January 10, 2005 (inception) to January 31, 2012	F-4
Consolidated Statements of Cash Flows for the years ended January 31, 2012 and 2011, and the period from inception (January 10, 2005)	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Red Metal Resources, Ltd:

We have audited the accompanying consolidated balance sheets of Red Metal Resources, Ltd. (the “Company”) (an exploration stage company) as at January 31, 2012 and January 31, 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the cumulative period from January 10, 2005 (inception) to January 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2012 and January 31, 2011 and the results of its operations and its cash flows for the years then ended and for the period from January 10, 2005 (inception) to January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 19, 2012

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2012	January 31, 2011

ASSETS
Current assets

Cash	$24,467	$8,655
Prepaids and other receivables	45,156	37,572
Total current assets	69,623	46,227

Equipment	16,713	-
Unproved mineral properties	796,828	662,029
Total assets	$883,164	$708,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$206,675	$196,657
Accrued liabilities	121,701	91,990
Due to related parties	905,562	510,111
Notes payable to related party	236,820	113,648
Total liabilities	1,470,758	912,406

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 17,189,634 and 10,216,301 issued and outstanding at January 31, 2012 and January 31, 2011	17,190	10,217
Additional paid in capital	5,466,744	2,913,300
Deficit accumulated during the exploration stage	(5,985,007)	(3,056,819)
Accumulated other comprehensive loss	(86,521)	(70,848)
Total stockholders' deficit	(587,594)	(204,150)
Total liabilities and stockholders' deficit	$883,164	$708,256

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended		From January 10,
	January 31		2005 (Inception)
	2012	2011	to January 31, 2012
Revenue

Royalties	$-	$-	$15,658

Operating expenses

Administration	44,056	87,382	319,196
Advertising and promotion	202,125	111,835	527,235
Automobile	30,769	24,124	96,488
Bank charges	6,374	5,554	22,986
Consulting fees	318,914	173,738	785,262
Interest on current debt	104,314	37,466	213,108
IVA expense	33,780	-	33,780
Mineral exploration costs	1,156,868	22,193	1,905,250
Office	25,631	8,084	52,937
Professional development	-	5,116	5,116
Professional fees	225,858	111,878	694,137
Rent	13,582	12,980	55,275
Regulatory	28,433	15,000	77,079
Travel and entertainment	96,014	50,455	292,680
Salaries, wages and benefits	84,029	6,487	136,711
Stock based compensation	527,318	-	527,318
Foreign exchange loss	14,653	326	14,951
Write-down of unproved mineral properties	15,470	-	241,156
Total operating expenses	2,928,188	672,618	6,000,665

Net loss	$(2,928,188)	$(672,618)	$(5,985,007)

Net loss per share - basic and diluted	$(0.19)	$(0.07)

Weighted average number of shares outstanding - basic and diluted	15,759,661	10,099,524

The accompanying notes are an integral part of these consolidated financial statements

 RED METAL RESOURCES LTD.
 (AN EXPLORATION STAGE COMPANY)
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
 FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO  JANUARY 31, 2012

	Common Stock Issued				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss	-	-	-	(710,745)	-	(710,745)
Foreign currency exchange loss	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss for the year ended January 31, 2011	-	-	-	(672,618)	-	(672,618)
Foreign currency exchange loss	-	-	-	-	(13,438)	(13,438)

Balance at January 31, 2011	10,216,301	10,217	2,913,300	(3,056,819)	(70,848)	(204,150)

Common stock issued for cash	6,290,000	6,290	1,821,810	-	-	1,828,100
Common stock issued for debt	433,333	433	129,567	-	-	130,000
Warrants exercised for cash	83,333	83	24,916	-	-	24,999
Warrants exercised for debt	166,667	167	49,833	-	-	50,000
Stock options	-	-	527,318	-	-	527,318
Net loss for the year ended January 31, 2012	-	-	-	(2,928,188)	-	(2,928,188)
Foreign currency exchange loss	-	-	-	-	(15,673)	(15,673)

Balance at January 31, 2012	17,189,634	$17,190	$5,466,744	$(5,985,007)	$(86,521)	$(587,594)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year		From January 10,
	Ended January 31,		2005 (Inception)
	2012	2011	to January 31, 2012
Cash flows used in operating activities:
Net loss	$(2,928,188)	$(672,618)	$(5,985,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	14,250
Write-down of unproved mineral properties	15,470	-	241,156
Amortization	3,107	-	3,107
Stock based compensation	527,318	-	527,318

Changes in operating assets and liabilities:
Prepaids and other receivables	(7,584)	(20,397)	(45,156)
Accounts payable	10,018	67,123	206,675
Accrued liabilities	31,380	(495)	262,425
Due to related parties	395,451	410,429	1,243,586
Accrued interest on notes payable to related party	8,996	3,758	82,746

Net cash used in operating activities	(1,944,032)	(212,200)	(3,448,900)

Cash flows used in investing activities:
Purchase of fixed assets	(19,820)	-	(19,820)
Acquisition of unproved mineral properties	(150,269)	(18,548)	(1,177,038)

Net cash used in investing activities	(170,089)	(18,548)	(1,196,858)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	306,889	109,890	1,161,279
Repayment of related party notes, including accrued interest	(14,382)		(14,382)
Proceeds from issuance of common stock	1,853,099	135,000	3,609,849
Net cash provided by financing activities	2,145,606	244,890	4,756,746

Effects of foreign currency exchange	(15,673)	(13,438)	(86,521)

Increase in cash	15,812	704	24,467

Cash, beginning	8,655	7,951	-

Cash, ending	$24,467	$8,655	$24,467

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$(1,778)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations
 Red Metal Resources Ltd. (the “Company”) was incorporated on January 10, 2005 under the laws of the State of Nevada.  On August 21, 2007, the Company acquired a 99% interest in Minera Polymet Limitada (“Polymet”), a limited liability company formed on August 21, 2007 under the laws of the Republic of Chile. The Company is involved in acquiring and exploring mineral properties in Chile.  The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge liabilities and commitments in the normal course of business.  The Company is in the exploration stage.  It has not generated operating revenues to date, and has accumulated losses of $5,985,007 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Accounting Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproved mineral properties, fair value of stock based transactions, and future deferred income tax rates.

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

Stock Options and Other Share-Based Compensation
For equity awards, such as stock options, total compensation cost is based on the grant date fair value and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. The company recognizes stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement.

Recently Adopted Accounting Guidance
The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties at January 31, 2012 and January 31, 2011:

	January 31, 2012	January 31, 2011

Due to a company owned by an officer	$190,608	$228,330
Due to a company controlled by directors	658,950	207,742
Due to a company controlled by a major shareholder	51,957	63,692
Due to an officer of Chilean subsidiary	4,047	10,347
Total due to related parties (a)	$905,562	$510,111

Note payable to a related party (b)	$56,164	$52,902
Note payable to a director (c)	55,129	60,746
Note payable to an chief financial officer (c)	8,502	-
Note payable to a major shareholder (c)	53,115	-
Note payable to a company controlled by directors (c)	63,910	-
Total notes payable to related parties	$236,820	$113,648

(a) Amounts due to related parties are unsecured, are due on demand and bear no interest.

(b) The note payable is due on demand, unsecured and bears interest at 6% per annum.

(c) The notes payable to related parties are due on demand, unsecured and bear interest at 8% per annum.

Transactions with Related Parties

During the years ended January 31, 2012 and 2011, the Company incurred the following expenses with related parties:

	January 31, 2012	January 31, 2011

Consulting fees and other business expenses paid to a company owned by the Chief Financial Officer	$298,797	$181,384
Advertising and promotion, mineral exploration and other business expenses paid to a company controlled by two directors	$667,796	$142,547
Administration and business expenses paid to a company controlled by a major shareholder.	$48,990	$63,208
Administration expenses paid to an officer of the Company’s Chilean subsidiary.	$47,315	$26,221
	$1,062,898	$413,360

NOTE 4 – UNPROVED MINERAL PROPERTIES

	January 31,2012	January 31, 2011

Unproved mineral properties, beginning	$662,029	$643,481
Acquisition	150,269	18,548
Unproved mineral properties written down	(15,470)	-
Unproved mineral properties, ending	$796,828	$662,029

Farellon Property

Farellon Alto Uno al Ocho Mineral Claim
On April 25, 2008, the Company acquired the Farellon Alto Uno al Ocho mining claim located in the Commune of Freirina, Province of Huasco, III Region of Atacama, Chile for $550,000. The claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000. The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month. The Company has no obligation to pay the royalty if it does not commence exploitation.  The Company had spent a total of $552,976 on the acquisition of this claim at January 31, 2012, and $550,844 at January 31, 2011.

Cecil Mineral Claims
On September 17, 2008, the Company acquired the Cecil mining claims for $20,000. The claims are located near the Farellon property in commune of Freirina, Province of Huasco, III Region of Atacama, Chile. At January 31, 2012, the Company had spent a total of $38,650 on the acquisition of these claims and accrued $3,096 in unpaid property taxes. At January 31, 2011, the Company had spent a total of $32,803 on the acquisition of these claims and accrued $3,096 in unpaid property taxes.

Perth Property

Perth Claims
On March 10, 2011, the Company purchased the Perth mining claims for $35,000. The properties are located in Sierra Pan de Azucar in commune of Freirina, Province of Huasco, III Region of Atacama, Chile.  At January 31, 2012, the Company had spent $54,371 in acquisition costs for this property, which were offset against a joint venture payment of $35,000 received on March 14, 2011.  The joint venture has been terminated.

 Mateo Property

Margarita Claim
On November 27, 2008, the Company purchased the Margarita mining claim for $16,072.  At January 31, 2012, the Company had spent $17,528 on the acquisition of this claim and accrued $667 in unpaid property taxes. At January 31, 2011, the Company had spent $17,078 on the acquisition of this claim and accrued $667 in unpaid property taxes.

Che Claims
On October 10, 2008, the Company acquired an option to purchase the Che Uno and Che Dos mining claims. The Company exercised its option on April 12, 2011 by paying $20,000 to the vendor. The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000. The royalty payments are due monthly once exploitation begins and are not subject to minimum payments. The Company has no obligation to pay the royalty if it does not commence exploitation. At January 31, 2012, the Company had spent a total of $22,631 on the acquisition of these claims and accrued $1,264 in unpaid property taxes.  At January 31, 2011, the Company had spent a total of $1,313 on the acquisition of these claims and accrued $1,264 in unpaid property taxes.

Mateo Exploration Claims
At January 31, 2012, the Company had spent a total of $28,368 on the acquisition of these claims and accrued $4,698 in unpaid property taxes and other costs. At January 31, 2011 the Company had spent a total of $6,833 on the acquisition of these claims and accrued $8,304 in unpaid property taxes and other costs.

Irene Claims
On September 7, 2010 the Company entered into a purchase agreement with a related company to acquire the Irene claims. Under the terms of the agreement, as amended, the Company paid $45,174 (equivalent of 21 million Chilean pesos) on May 10, 2011 to exercise the option and purchase the Irene claims.  At January 31, 2012, the Company had spent $47,174 in acquisition costs for these claims. At January 31, 2011, the Company capitalized $838 in the acquisition of these claims.

Veta Negra Property

Veta Negra Claims

On June 30, 2011, the Company entered into an agreement with a related company to acquire its options to purchase the Veta Negra and Exon mining claims and the Trixy exploration claims for a total of $107,500, payable in installments until February 2013 and its interest in several generative claims with the net book value of $4,504. The claims are subject to a 1.5% royalty on the net sales of minerals extracted to a total of $500,000. The royalty payments are due monthly once exploitation begins.  At January 31, 2012, the Company paid $10,000 in option payments and capitalized an additional $8,480 as cost of transferred generative claims and property taxes.

Pibe Claim

On November 25, 2011, the Company entered into an option to purchase agreement with unrelated vendor to acquire the Pibe 1 - 20 mining claims. The Pibe claims are located in Sierra la Chinchilla, community of Vallenar, Province of Huasco, Region of Atacama and cover 200 hectares. The option to purchase contract has a term of 36 month with semi-annual payments totaling $500,000. The claims are subject to a 1.5% royalty on the sales of minerals extracted to a total of $1,000,000 with no monthly minimum. The payments are due once exploitation begins.  At January 31, 2012 the Company paid $40,000 in acquisition costs for the Pibe claims.

Other Property Costs
At January 31, 2012 and January 31, 2011, the Company had spent or accrued a total of $1,925 and $5,209 for other generative claims.

As at January 31, 2012, the Company did not capitalize any Chilean value added tax (“IVA”) as part of unproved mineral claims. $98,200 of IVA is included in mineral exploration costs. As at January 31, 2011, the Company capitalized $33,780 in IVA as part of the unproved mineral claims. The Company wrote off the capitalized IVA during the year due to uncertainty of recoverability. This VAT is recoverable from future VAT payable.

Abandoned claims
During the year ended January 31, 2012, the Company abandoned mineral claims with a paid cost of $15,470 as it decided not to pursue exploration of the claims. During the year ended January 31, 2011, the Company did not abandon any mineral claims.

NOTE 5 – COMMON STOCK

On April 7, 2011, the Company issued 6,723,333 units at a price of $0.30 per unit for a total of $2,017,000. Each unit consists of one share of common stock and one common share purchase warrant. The warrants have an exercise price of $0.50 per share and are exercisable for a period of two years. The warrants contain a call provision which allows the Company to call the warrants upon the occurrence of certain conditions. The net proceeds to the Company from the offering were $1,862,462 after legal fees of $95,638 and agent commissions of $58,900. The net proceeds included cash proceeds of $1,828,100 and converted loans in the amount of $130,000. Also, 196,333 common share purchase warrants were issued to agents in connection with this financing. A fair value of $73,263 was assigned to these warrants calculated using the Black-Scholes option pricing model using the following assumptions:

April 7, 2011

Risk-free interest rate	0.81%
Expected life of options	2 years
Expected annualized volatility	246%
Expected dividend rate	-%

During the year ended January 31, 2012, the Company issued 250,000 shares of common stock with the exercise of 250,000 warrants for cash proceeds of $24,999.

As part of the warrants exercised above, a $50,000 loan was converted into 166,667 shares.

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

Warrants
	January 31, 2012	January 31, 2011
Warrants, beginning	790,000	607,147
Granted	6,919,666	540,000
Exercised	(250,000)	-
Expired	-	(357,147)
Warrants, ending	7,459,666	790,000

The weighted average life and weighted average exercise price of the warrants at January 31, 2012 is 1.11 years and $0.49, respectively.

Options

On September 2, 2011, the Company adopted the Red Metal Resources Ltd. 2011 Equity Incentive Plan (the “Plan”) and reserved 1,600,000 shares of the Company’s common stock for awards under the Plan. The Plan will terminate 10 years from the date of adoption.  On September 2, 2011, the Company’s board of directors granted 1,040,000 options to purchase the Company’s common stock to certain officers, directors, and consultants, including 230,000 options granted to each of the Company’s Chief Executive Officer, Chief Financial Officer, and Vice President of Exploration. The options are exercisable at $0.50 for a term of two years and vest upon grant.

The Company recorded $527,318 as employee stock-based expense, which was calculated using the following assumptions under the Black-Scholes option-pricing model:

September 2, 2011

Risk-free interest rate	0.20%
Expected life of options	2 years
Expected annualized volatility	246%
Expected dividend rate	-%

The weighted average life and weighted average exercise price of the warrants at January 31, 2012 is 1.84 years and $0.50, respectively.

NOTE 6 – INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	January 31, 2012	January 31, 2011
Loss before discontinued operations and non-controlling interest	$(2,928,189)	$(672,618)
Statutory income tax rate	34%	34%
Expected in tax recovery at statutory income tax rates	(995,584)	(228,690)
Non-deductible expenses	196,535	(32,530)
Difference in foreign tax rates	253,546	44,099
Change in valuation allowance	545,503	217,121
Income tax recovery	$-	$-

Temporary differences that give rise to the following deferred income tax assets and liabilities at are:

	January 31, 2012	January 31, 2011
Deferred income tax assets
Federal loss carryforwards	$824,272	$532,315
Foreign loss carryforwards	471,928	221,012
Mineral properties	40,997	38,366
	1,337,197	791,693
Valuation allowance	(1,337,197)	(791,693)
	$-	$-

 The Company has $2,424,329 of United States federal net operating loss carry forwards that may be offset against future taxable income. These losses expire as follows:

2026	$1,188
2027	14,932
2028	231,644
2029	430,210
2030	378,766
2031	508,891
2032	858,698
$2,424,329

The Company also has $2,821,624 of Chilean tax losses.  The Chilean tax losses can be carried forward indefinitely.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to year end, 500,000 warrants were exercised at $0.30 for proceeds of $150,000.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework

Based on our assessment, our chief executive officer and our chief financial officer determined that, as of January 31, 2012, our internal control over financial reporting is effective.

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

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 21 contains certain information regarding our directors, executive officers and key personnel. There is a family relationship between Caitlin Jeffs and Michael Thompson.  Directors serve for one year and until their successors are duly elected and qualified. In Chile, Polymet has one legal representative, which is similar to a director, and a manager, which is similar to a president.

Table 21: Directors and officers
Name	Age	Position
Caitlin Jeffs	36	Director, chief executive officer, president and secretary
Michael Thompson	42	Director and vice president of exploration
John Da Costa	47	Chief financial officer and treasurer
Kevin Mitchell	51	Legal representative and manager of Polymet

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

Michael Thompson, P. Geo. Mr. Thompson has been a director since October 2007 and our vice-president of exploration since April 2008. He has more than ten years of experience as an exploration geologist.  Mr. Thompson graduated from the University of Toronto in 1997 with an honors bachelor of science in geology.  He is a professional geologist on the register of the Association of Professional Geoscientists of Ontario.  He worked in Canada for Teck Resources Ltd. from 1999 until 2002 as a project geologist managing exploration projects in Northwestern Ontario. From January 2003 until May 2006 he worked for Placer Dome (CLA) Ltd. as both a project geologist managing drill programs for the exploration department at Placer Dome’s Musselwhite Mine in Northwestern Ontario and then as part of the generative team evaluating potential projects in Northwestern Ontario. Teck Resources and Placer Dome (since acquired by Barrick Gold Corp. and Gold Corp.) are major mining companies with operations in North America, Australia, Africa and South America. None of these former employers is related to Red Metal. Mr. Thompson was a self-employed consulting geologist from May 2006 to April 2007.  He is a founder and the president of Fladgate Exploration Consulting Corporation, a firm of consulting geologists in Ontario, Canada, which provides its services to Red Metal. Since October 2011 Mr. Thompson  is a director of Fairmont Resources Inc., a resource exploration company listed on the TSX Venture Exchange. He lives with Caitlin Jeffs as a family.

We believe that the extensive education and experience that Ms. Jeffs and Mr. Thompson have as geologists make them uniquely qualified to serve as directors of our company.  Their knowledge of mining and geology provides them with the tools necessary to set goals for our business and to determine how those goals can be achieved.

John Da Costa. Mr. Da Costa has been our chief financial officer and treasurer since May 13, 2008.  Mr. Da Costa has more than twenty years of experience providing bookkeeping and accounting services for both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  Red Metal is a client of Da Costa Management Corp. Currently, Mr. Da Costa is also a director and the chief executive officer (since February 2006) and chief financial officer and secretary (since May 2002) of GlobeTrac Inc., a public US company. Mr. Da Costa hold a number of executive positions in the following companies: the treasurer of Rock City Energy Corp., a non-reporting public company, a position he has hold since August 2006 until December 2011; and a director (from March 2004 – to July 2007) and chief executive officer and president (from July 2006 – to July 2007) and the chief financial officer (from April 2005 – to July 2007) of Trilogy Metals Inc. a resource exploration company listed on the TSX Venture Exchange.  GlobeTrac sold, marketed, distributed and installed global wireless tracking and telematics equipment in Europe until November 2004 when it wound down its operations.  GlobeTrac’s only business now is receiving and accounting for royalties and commissions receivable from the supplier of the telematics equipment.  GlobeTrac’s business objective is to locate and complete a merger with or acquire a viable business.

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

Directors’ compensation

Director’s compensation is described below in the Executive Compensation section.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the period covered by this annual report, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of Susan Jeffs, a holder of more than 10% of our common stock, who filed a Form 4 on January 18, 2012 reporting the exercise of a warrant to purchase 200,000 shares of common stock that occurred on October 25, 2011.

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

Corporate Governance

Our board of directors does not have an audit committee, a compensation committee or a nominating committee.  We believe this is appropriate given the small size of our company and the stage of our development.

We have not adopted any procedures by which our security holders may recommend nominees to our board of directors and that has not changed during the last fiscal year.

None of the members of our board of directors qualifies as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. Our chief financial officer has the attributes of an audit committee financial expert.  We believe that Mr. Da Costa’s experience in preparing, analyzing and evaluating financial statements, as well as his knowledge of public company reporting, will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

ITEM 11: EXECUTIVE COMPENSATION

Table 22 summarizes all compensation for the 2012 and 2011 fiscal years received by our chief executive officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 22: Summary Compensation Table
	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Caitlin Jeffs, chief executive officer, president and secretary	2012 2011	-- --	-- --	-- --	116,618a --	-- --	-- --	-- --	116,618 --

Michael Thompson, vice president	2012	--	--	--	116,618 a	--	--	--	116,618
	2011	--	--	--	--	--	--	--	--

Joao Da Costa, chief financial officer	2012 2011	-- --	-- --	-- --	116,618 a --	-- --	-- --	-- --	116,618 --

a For information on the assumptions used to compute this amount, see Note 5 to our audited financial statements for the fiscal year ended January 31, 2012.

Equity Awards

On September 2, 2011 we adopted Red Metal Resources 2011 Equity Incentive Plan.  The purpose of the Plan is to benefit the company by enabling us to attract, retain and motivate officers, directors, employees and consultants by providing them with the opportunity, through grants of options to purchase our common stock, to acquire an increased proprietary interest in the company.  Table 23 provides information regarding the outstanding equity awards held by our executive officers as of January 31, 2012.

Table 23: Equity Awards at Fiscal Year End
Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date

Caitlin Jeffs	230,000	0	0	$0.50	September 2, 2013
Michael Thompson	230,000	0	0	$0.50	September 2, 2013
Joao Da Costa	230,000	0	0	$0.50	September 2, 2013

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

We have  no contracts, agreements, plans or arrangements, written or unwritten, that provide for payment to a Named Executive Officer at, following, or in connection with the resignation, retirement or other termination of a Named Executive Officer, or a change in control of our company or a change in the Named Executive Officer's responsibilities following a change in control.  We have no employment agreements with our Named Executive Officers.

In the past we have not paid compensation to our Named Executive Officers, although we have paid and continue to pay fees to entities controlled by our Named Executive Officers for services rendered to us.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.  During the fiscal year ended January 31, 2012, we determined to grant options to purchase our common stock to our Named Executive Officers as compensation for the services they render to us in our day-to-day operations.  Grants of options allow us to conserve cash at the same time as they increase the proprietary interest of our Named Executive Officers in the company, thereby aligning their interests with those of our stockholders.  In the future, we may pay cash compensation to our Named Executive Officers and we may pay bonuses of cash or securities as a way of rewarding exceptional performance.  We did not pay bonuses during the fiscal year ended January 31, 2012.

We do not have a compensation committee.  Both Caitlin Jeffs and Michael Thompson, who are executive officers as well as directors, participated in deliberations of the board of directors concerning executive officer compensation.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 24 presents, as of March 13, 2012, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days from March 13, 2012 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Table 24: Security ownership
Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Common stock	Caitlin Jeffsa	2,005,242 b	11.46
Common stock	Michael Thompsona	399,524 c	2.28
Common stock	Fladgate Exploration Consulting Corp.d	830,087	4.83
Common stock	John Da Costae	1,240,358f	7.01
	All officers and directors as a group	4,475,211	25.58

Common stock	Richard N. Jeffsg,h	4,472,119 i	24.81
Common stock	Susan Jeffsg,h	2,246,670j	12.47
Common stock	Robert Andjelick,h	5,000,000 l	25.39
aThe address for Caitlin Jeffs and Michael Thompson is 195 Park Avenue, Thunder Bay, Ontario P7B 1B9.
bThis sum includes warrants exercisable for 83,333 shares and options to purchase 230,000 shares.
cThis sum includes warrants exercisable for 83,333 shares and options to purchase 230,000 shares.
dFladgate Exploration Consulting Corporation is controlled by Caitlin Jeffs and Michael Thompson.
eThe address for John Da Costa is 610-1100 Melville Street, Vancouver, British Columbia V6E 4A6.
fThis sum includes 296,667 shares held by DaCosta Management Corp., a company owned by John Da Costa, warrants exercisable for 266,667 shares and options to purchase 230,000 shares.
gThe address for Richard N. Jeffs and Susan Jeffs is 49 Pont Street, London, United Kingdom SW1X 0BD.
h5% shareholder.
iThis sum includes warrants exercisable for 833,334 shares.
jThis sum includes warrants exercisable for 833,333 shares.
kThe address for Robert Andjelic is PO Box 69, Millarville, AB T0L 1K0.
lThis sum includes warrants exercisable for 2,500,000 shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence

Using the definition of “independent” in Section 803 of the Rules of the NYSE Amex, we have determined that none of our directors is independent.

Transactions with related persons

Since February 1, 2010, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Amounts due to related parties

Table 25 describes amounts due to related parties that were incurred during the fiscal years ended January 31, 2011 and January 31, 2012, and through February 29, 2012.

Table 25: Due to related parties
	Period ended	Fiscal years ended January 31,

	February 29, 2012	2012	2011
Due to Da Costa Management Corp.a	$208,237	$190,608	$228,330
Due to Fladgate Exploration Consulting Corporationb	$703,404	$658,950	$207,742
Due to Minera Farellon Limitadac	$55,648	$51,957	$63,692
Due to Kevin Mitchelld	$4,127	$4,047	$10,347

a During the period from February 1, 2012 to February 29, 2012 we paid or accrued a total of $25,409 in consulting and other business expenses paid on our behalf to Da Costa Management Corp. During the years ended January 31, 2012 and 2011, we paid or accrued a total of $298,797 and $181,384, respectively in consulting and other business expenses paid on our behalf to Da Costa Management Corp.
b During the period from February 1, 2012 to February 29, 2012 we paid or accrued a total of $38,509 in administration, mineral exploration, and investor relations services as well as other business expenses paid on our behalf to Fladgate Exploration Consulting Corporation, a company controlled by our directors. During the year ended January 31, 2012, we paid or accrued a total of $667,796 in advertising and promotion, mineral exploration and associated travel, and other business expenses to the same company. During the year ended January 31, 2011, we paid or accrued a total of $142,547 in advertising and promotion, mineral exploration and associated travel, and other business expenses to the same company.
c During the period from February 1, 2012 to February 29, 2012 we paid or accrued a total of $2,279 in administration, automobile and rental expenses to Minera Farellon Limitada, a company owned by Kevin Mitchell, and Richard Jeffs, the father of our president. During the years ended January 31, 2012 and 2011, we paid or accrued a total of $48,990 and $63,208 in administration, automobile, rental, and other business expenses to the same company.
d During the period from February 1, 2012 to February 29, 2012 we paid or accrued a total of $2,296 in administration expense to Kevin Mitchell, an officer of Chilean subsidiary. During the years ended January 31, 2012 and 2011, we paid or accrued $47,315 and $26,221, respectively, in administration expenses to the same officer.

Notes payable to related party

Table 26 describes the promissory notes payable to related parties including accrued interest as at January 31, 2012 and 2011, and through February 29, 2012

Table 26: Notes payable to related parties
		Fiscal years ended January 31,
	Period ended February 29, 2012	2012	2011

Note payable to the company owned by Richard Jeffs a	$56,432	$56,164	$52,902
Note payable to Richard Jeffs a	$53,452	$53,115	$–
Note payable to Fladgate Exploration Consulting Corporation b	$64,728	$63,910	$–
Notes payable to Caitlin Jeffs b	$55,835	$55,129	$60,746
Notes payable to John da Costac	$8,556	$8,502	$–

Total notes payable to related parties	$239,003	$236,820	$113,648
a Principle amount of the note payable to the company owned by Richard Jeffs is $50,000; it is payable on demand, unsecured and bears interest at 6% per annum compounded monthly. Interest of $6,432 had accrued as at February 29, 2012. Principle amount of the notes payable to Richard Jeffs is $51,000; these notes are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $3,452 had accrued as at February 29, 2012. The largest aggregate amount of principal outstanding to Richard Jeffs and the company owned by him during the period for which disclosure is provided was $101,000.
b The principle amounts of the notes payable to Caitlin Jeffs are $55,000 Cdn, they are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $768 had accrued as at February 29, 2012. Principle amount of the note payable to Fladgate Exploration Consulting Corporation is $62,389 Cdn; it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $2,262 Cdn had accrued as at February 29, 2012. The largest aggregate amount of principal outstanding to Caitlin Jeffs during the period for which disclosure is provided was approximately $117,389 Cdn (approximately 117,530 US).
c The principle amount of the note payable to John da Costa is $8,500 US, it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $56 had accrued as at February 29, 2012. The largest aggregate amount of principle outstanding to John da Costa during the period for which disclosure is provided was approximately $80,454 US.

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

•
On September 2, 2011, under the Equity Incentive Plan we granted to John da Costa, Caitlin Jeffs and Michael Thompson 230,000 options each to purchase the Company’s common stock. The options are exercisable at $0.50 for a term of two years.

Transactions with other related parties

On April 12, 2011, we paid Minera Farellon Limitada 10,000,000 pesos (approximately $20,000) to acquire the Che mining claims. On August 12, 2011, we paid 4,741,000 pesos (approximately $10,000 US) to acquire an option to purchase the Veta Negra and Exon mining claims.

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

•
On April 7, 2011, under the private equity financing, we issued 833,333 units at $0.30 per unit to Susan Jeffs. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants expire on April 7, 2013

•	On October 25, 2011 Susan Jeffs exercised her warrant to purchase 200,000 units of our common stock at a price of $0.30 per share. The shares were issued on November 28, 2011.

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

2012 - $23,984 – Dale Matheson Carr-Hilton Labonte LLP
2011 - $31,966 – Dale Matheson Carr-Hilton Labonte LLP

 (2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012 - $0 – Dale Matheson Carr-Hilton Labonte LLP
2011 - $0 – Dale Matheson Carr-Hilton Labonte LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 - $5,832 – Dale Matheson Carr-Hilton Labonte LLP
2011 - $2,755 – Dale Matheson Carr-Hilton Labonte LLP

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2012 - $0 – Dale Matheson Carr-Hilton Labonte LLP
2011 - $0 – Dale Matheson Carr-Hilton Labonte LLP

We do not have an audit committee.  Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

ITEM 15: EXHIBITS

 See the index to financial statements on page 40.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Articles of Incorporation1
3.2	By-laws1
10.1	Securities Purchase Agreement dated as April 7, 20112
10.2	Registration Rights Agreement pursuant to the Securities Purchase Agreement dated April 7, 20112
10.3	Form of Warrant dated April 7, 20112
10.4	Red Metal Resources Ltd. 2011 Equity Incentive Plan3
10.5	Contract for the option to purchase mining holdings (Pibe) dated November 25, 2011 between Manuel Antonio Cortes Araya and Minera Polymet Limitada6
10.6	Form of the Loan Agreement and Promissory Note issued for the debt financing with related parties 6,7
16	Letter re change in certifying accountant4
21	List of significant subsidiaries of Red Metal Resources Ltd.5
23	Consent of Dale Matheson Carr-Hilton Labonte LLP 6
31.1	Certification of chief executive officer and president pursuant to Rule 13a-14(a)/15d-14(a) 6
31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a) 6
32	Certification pursuant to 18 U.S.C. Section 13506
101
The following financial statements formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of operations, (ii) consolidated statements of cash flows, (iii) consolidated balance sheet, (iv) consolidated statement of changes in stockholders’ equity, and (v) the notes to the consolidated financial statements. 9

1 Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363
2 Incorporated by reference from the registrant’s registration statement on Form S-1 filed with the Securities and Exchange Commission on May 16, 2011
3 Incorporated by reference from the registrant's registration statement on Form S-8 filed with the Securities and Exchange Commission on September 23, 2011.
4 Incorporated by reference from the registrant’s report on Form 10 filed with the Securities and Exchange Commission on February 12, 2010
5 Incorporated by reference from the registrant’s report on Form 10 filed with the Securities and Exchange Commission on February 12, 2010
6 Filed herewith
7 Denotes a management contract

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 22, 2012

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ John Da Costa
John Da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Caitlin Jeffs	Chief Executive Officer,	March 22, 2012
Caitlin Jeffs	President, Secretary and director

/s/ John Da Costa	Chief Financial Officer	March 22, 2012
John Da Costa

/s/ Michael Thompson	Director	March 22, 2012
Michael Thompson