Form 10-Q
period 2012-04-30
RED METAL RESOURCES, LTD.
filed 2012-06-14
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 14, 2012 the number of shares of the registrant’s common stock outstanding was 17,956,969.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES, LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30, 2012	January 31, 2012
	(UNAUDITED)
ASSETS
Current assets

Cash	$127,087	$24,467
Prepaids and other receivables	36,255	45,156
Total current assets	163,342	69,623

Equipment	15,477	16,713
Unproved mineral properties	858,319	796,828
Total assets	$1,037,138	$883,164

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$293,841	$206,675
Accrued liabilities	136,796	121,701
Due to related parties	1,098,280	905,562
Notes payable to related party	243,983	236,820
Total liabilities	1,772,900	1,470,758

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 17,956,969 and 17,189,634 issued and outstanding at April 30, 2012 and January 31, 2012	17,957	17,190
Additional paid in capital	5,736,278	5,466,744
Deficit accumulated during the exploration stage	(6,382,670)	(5,985,007)
Accumulated other comprehensive loss	(107,327)	(86,521)
Total stockholders' deficit	(735,762)	(587,594)
Total liabilities and stockholders' deficit	$1,037,138	$883,164

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		From January 10,
	April 30,		2005 (Inception)
	2012	2011	to April 30, 2012
Revenue

Royalties	$-	$-	$15,658
Geological services	7,804	-	7,804
Total revenue	7,804	-	23,462

Operating expenses
Administration	10,115	20,686	329,311
Advertising and promotion	22,974	40,527	550,209
Amortization	1,236	-	4,343
Automobile	4,244	5,975	97,625
Bank charges	1,368	2,636	24,354
Consulting fees	80,712	66,220	865,974
Interest on current debt	15,032	18,606	228,140
IVA expense	2,353	-	36,133
Mineral exploration costs	130,820	35,230	2,036,074
Office	8,965	3,337	61,902
Professional development	-	-	5,116
Professional fees	58,015	47,905	752,152
Rent	3,408	3,456	58,679
Regulatory	20,632	7,998	97,711
Travel and entertainment	21,654	13,932	314,334
Salaries, wages and benefits	23,595	5,020	160,306
Stock based compensation	-	-	527,318
Foreign exchange loss	344	10,839	15,296
Write-down of unproved mineral properties	-	2,909	241,155
Total operating expenses	405,467	285,276	6,406,132

Net loss	$(397,663)	$(285,276)	$(6,382,670)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	17,584,212	12,029,335

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock Issued				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss	-	-	-	(710,745)	-	(710,745)
Foreign currency exchange loss	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss for the year ended January 31, 2011	-	-	-	(672,618)	-	(672,618)
Foreign currency exchange loss	-	-	-	-	(13,438)	(13,438)

Balance at January 31, 2011	10,216,301	10,217	2,913,300	(3,056,819)	(70,848)	(204,150)

Common stock issued for cash	6,290,000	6,290	1,821,810	-	-	1,828,100
Common stock issued for debt	433,333	433	129,567	-	-	130,000
Net loss for the three months ended April 30, 2011	-	-	-	(285,276)	-	(285,276)
Foreign currency exchange loss	-	-	-	-	(11,778)	(11,778)

Balance at April 30, 2011	16,939,634	16,940	4,864,677	(3,342,095)	(82,626)	1,456,896

Warrants exercised for cash	83,333	83	24,916	-	-	24,999
Warrants exercised for debt	166,667	167	49,833	-	-	50,000
Stock options	-	-	527,318	-	-	527,318
Net loss for the nine months ended January 31, 2012	-	-	-	(2,642,912)	-	(2,642,912)
Foreign currency exchange loss	-	-	-	-	(3,895)	(3,895)

Balance at January 31, 2012	17,189,634	17,190	5,466,744	(5,985,007)	(86,521)	(587,594)

Warrants exercised for cash	500,000	500	149,500	-	-	150,000
Common stock issued for cash	267,335	267	120,034	-	-	120,301
Net loss for the three months ended April 30, 2012	-	-	-	(397,663)	-	(397,663)
Foreign currency exchange loss	-	-	-	-	(20,806)	(20,806)

Balance at April 30, 2012	17,956,969	$17,957	$5,736,278	$(6,382,670)	$(107,327)	$(735,762)

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months		From January 10,
	Ended April 30,		2005 (Inception)
	2012	2011	to April 30, 2012
Cash flows used in operating activities:
Net loss	$(397,663)	$(285,276)	$(6,382,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	14,250
Write-down of unproved mineral properties	-	2,909	241,156
Amortization	1,236	-	4,343
Stock based compensation	-	-	527,318

Changes in operating assets and liabilities:
Prepaids and other receivables	8,901	(65,582)	(36,255)
Accounts payable	87,166	(75,588)	293,842
Accrued liabilities	15,095	19,993	277,520
Due to related parties	192,718	(139,125)	1,436,303
Accrued interest on notes payable to related party	4,731	2,275	87,477

Net cash used in operating activities	(87,816)	(540,394)	(3,536,716)

Cash flows used in investing activities:
Purchase of fixed assets	-	-	(19,820)
Acquisition of unproved mineral properties	(61,491)	(52,839)	(1,238,529)

Net cash used in investing activities	(61,491)	(52,839)	(1,258,349)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	57,000	93,283	1,218,279
Repayment of related party notes, including accrued interest	(56,553)	(14,382)	(70,935)
Proceeds from issuance of common stock	270,301	1,828,099	3,880,150
Net cash provided by financing activities	270,748	1,907,000	5,027,494

Effects of foreign currency exchange	(18,821)	(11,778)	(105,342)

Increase in cash	102,620	1,301,989	127,087

Cash, beginning	24,467	8,655	-

Cash, ending	$127,087	$1,310,644	$127,087

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$(6,553)	$(1,778)	$(7,883)

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations
Red Metal Resources Ltd. (the “Company”) was incorporated on January 10, 2005, under the laws of the State of Nevada.  On August 21, 2007, the Company acquired a 99% interest in Minera Polymet Limitada (“Polymet”), a limited liability company formed on August 21, 2007, under the laws of the Republic of Chile. The Company is involved in acquiring and exploring mineral properties in Chile.  The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

Unaudited Interim Consolidated Financial Statements
The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2012, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended April 30, 2012, are not necessarily indicative of the results that may be expected for the year ending January 31, 2013.

Recent Accounting Pronouncements
The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2012	January 31, 2012

Due to a company owned by an officer	$225,178	$190,608
Due to a company controlled by directors	811,793	658,950
Due to a company controlled by a major shareholder	55,143	51,957
Due to an officer of Chilean subsidiary	6,166	4,047
Total due to related parties (a)	$1,098,280	$905,562

Note payable to a related party (b)	$-	$56,164
Note payable to a director (c)	57,179	55,129
Note payable to a chief financial officer (c)	8,671	8,502
Note payable to a major shareholder (c)	111,846	53,115
Note payable to a company controlled by directors (c)	66,287	63,910
Total notes payable to related parties	$243,983	$236,820

(a) Amounts due to related parties are unsecured, are due on demand and bear no interest.
(b) The note payable was due on demand, unsecured and bore interest at 6% per annum. The principle of $50,000 and accumulated interest of $6,553 were paid in full on March 13, 2012.
(c) The notes payable to related parties are due on demand, unsecured and bear interest at 8% per annum.

Transactions with Related Parties
The Company incurred the following expenses with related parties during the three months ending:

	April 30, 2012	April 30, 2011
Consulting fees and other business expenses paid to a company controlled by the Chief Financial Officer	$78,127	$66,492
Advertising and promotion, mineral exploration and other business expenses paid to a company controlled by two directors	$117,532	$79,208
Administration, automobile, rental, and other business expenses paid to a company controlled by a major shareholder	$7,371	$16,525
Administration expenses paid to an officer of the Company’s Chilean subsidiary	$13,141	$7,018

NOTE 3 – UNPROVED MINERAL PROPERTIES

The Company has four unproved mineral properties which it is currently exploring and evaluating: the Farellon, Perth, Mateo, and Veta Negra. These properties consist of both mining and exploration claims.

As of April 30, 2012, the Company had spent the total of $858,319 on acquiring and maintaining unproved mineral properties:

Mineral Claims	Balance, January 31, 2012	Additions	Property Taxes Paid / Accrued	Balance, April 30, 2012
Farellon Project
Farellon Alto 1-8(1)	$552,975	$-	$3,226	$556,201
Cecil	41,746	-	5,847	47,593
	594,721	-	9,073	603,794
Perth Project
Perth	19,371	15,367	16,994	51,732

Mateo Project
Margarita	18,195	-	452	18,647
Che (2)	23,895	-	572	24,467
Irene	47,174	-	484	47,658
Mateo	33,065	15,502	968	49,535
	122,329	15,502	2,476	140,307
Veta Negra Project
Veta Negra (3)	18,480	-	374	18,937
Pibe(4)	40,000	-	1,705	41,622
	58,480	-	2,079	60,559
Generative Claims
	1,927	-	-	1,927

Total Costs	$796,828	$30,869	$30,622	$858,319

(1) The claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000. The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month.
(2) The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000. The royalty payments are due monthly once exploitation begins.
(3) The option to purchase contract has a term of 31 months with semi-annual payments totaling $107,500. The claims are subject to a 1.5% royalty on the net sales of minerals extracted to a total of $500,000. The royalty payments are due monthly once exploitation begins.
(4) The option to purchase contract has a term of 36 months with semi-annual payments totaling $500,000. The claims are subject to a 1.5% royalty on the sales of minerals extracted to a total of $1,000,000 with no monthly minimum. The payments are due once exploitation begins.

NOTE 4 – COMMON STOCK

On April 12, 2012, the Company engaged in a private offering of units pursuant to which it issued 267,335 units at a price of $0.45 per unit for cash of $120,301. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant is exercisable at $0.65 for two years.

On March 5, 2012, warrants to purchase 400,000 shares of common stock were exercised at $0.30 per share.  The Company received $120,000 for this exercise.

On February 7, 2012, warrants to purchase 100,000 shares of common stock were exercised at $0.30 per share.  The Company received $30,000 for this exercise.

Warrants
Balance, January 31, 2012	7,459,666
Granted	267,335
Exercised	(500,000)
Expired	(40,000)
Balance, April 30, 2012	7,187,001

The weighted average life and weighted average exercise price of the warrants as at April 30, 2012 is 0.98 years and $0.51, respectively.

Options
The weighted average life and weighted average exercise price of the 1,040,000 options outstanding at April 30, 2012 is 1.34 years and $0.50, respectively

NOTE 5 – CONTINGENCY

During the three months ended April 30, 2012, the Company received a penalty notice from the US Internal Revenue Service (“IRS”) for failure to file a certain tax form within prescribed deadline. The Company believes that it filed the questioned form on time and submitted supporting documentation to the IRS appeal department; therefore, the Company has not accrued for the penalty which was assessed for $10,000 plus accrued interest of $146.

NOTE 6 – SUBSEQUENT EVENT

On May 15, 2012, the Company decided not to pursue the option to purchase the Exon claim and furnished the owner of the claim with the cancellation notice. The claim was a part of the Veta Negra option to purchase contract (Note 3); it was a subject to semi-annual option payments totaling $45,000.

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended January 31, 2012. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

Since the revenue we have received from our operations is very minimal, we are dependent upon the equity markets for our working capital. Despite the current market volatility, prices of copper and gold overall are moving in a positive direction and we are optimistic that we can raise equity capital under these market conditions. We completed an offering of 6,723,333 units on April 7, 2011, at $0.30 per unit. Each unit consisted of one share of our common stock and one warrant for the purchase of one share of common stock exercisable at $0.50 per share for two years. We realized net cash proceeds of $1,862,462 from this offering and the payment of $130,000 in debt. We used the cash proceeds to finance our exploration programs on the Farellon and Mateo properties.

On May 18, 2012, we held our annual meeting of stockholders. At the meeting our stockholders approved the Amended and Restated Red Metal Resources Ltd. 2011 Equity Incentive Plan (the “Amended Plan”).  Upon receipt of stockholder approval, the Amended Plan became effective.  Under the terms of the Amended Plan, the aggregate number of the Company’s shares which may be awarded to eligible persons, including officers, directors and consultants, may not exceed 10% of the aggregate number of shares issued and outstanding from time to time and the total number of shares which may be reserved for issuance to any one individual under the Amended Plan may not exceed 5% of the outstanding shares in any 12 month period. The exercise price for the shares underlying each option shall be determined by the board of directors (or a committee, if one is appointed) on the basis of the market price, as defined in the Amended Plan.

The original Red Metal Resources Ltd. 2011 Equity Incentive Plan was adopted by the board of directors on September 2, 2011. Under this plan we issued options to purchase 1,040,000 shares of our common stock to directors, officers, employees and consultants who provide services to Red Metal.  The options have an exercise price of $0.50 per share and a term of 2 years.

The Company is continuing its exploration activities, as more fully described below in the section titled, “Unproved Mineral Properties”.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, we have three employees in Chile and engage part time assistants during our exploration programs. Most of our support — such as, vehicles, office and equipment — is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on four of our mineral claims – Farellon, Che, Veta Negra and Pibe. These royalties are payable once exploitation begins. Two of the above claims – Veta Negra and Pibe – have option payments payable during the next three years under the option to purchase contracts.

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

Results of operations

summary of financial condition

Table 1 summarizes and compares our financial condition at the three months ended April 30, 2012, to the year-ended January 31, 2012.

Table 1: Comparison of financial condition
	April 30, 2012	January 31, 2012
Working capital deficit	$(1,609,558)	$(1,401,135)
Current assets	$163,342	$69,623
Unproved mineral properties	$858,319	$796,828
Total liabilities	$1,772,900	$1,470,758
Common stock and additional paid in capital	$5,754,235	$5,483,934
Deficit	$(6,382,670)	$(5,985,007)

comparison of prior quarterly results

Table 2 and Table 3 present selected financial information for each of the past eight quarters.

Table 2: Summary of quarterly results (2012)
	July 31, 2011	October 31, 2011	January 31, 2012	April 30, 2012
Revenue	–	–	–	$7,804
Net loss	$(782,841)	$(1,285,535)	$(574,536)	$(397,663)
Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.03)	$(0.02)

Table 3: Summary of quarterly results (2011)
	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011
Revenue	–	–	–	–
Net loss	$(118,279)	$(154,436)	$(203,052)	$(285,276)
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.02)
During the quarters ended July 31, 2011, October 31, 2011, and January 31, 2012, we experienced substantially higher operating expenses mainly due to the drilling program on the Farellon property and exploration campaigns on other properties, including associated travel and geological consulting expenses, which we incurred between May and September 2011, and subsequent data analysis. During the quarter ended October 31, 2011, we granted 1,040,000 stock options to certain directors, employees, and consultants that resulted in a non-cash expense of $527,318, increasing our net loss. During the quarter ended January 31, 2012, we began the due diligence review to potentially list our shares on the TSX Venture Exchange that resulted in higher legal costs. During the quarter ended April 30, 2012, we prepared an updated NI 43-101 report on our Farellon property, which resulted in increased exploration expenses, and we continued with the due diligence review relating to listing our common stock on the TSX Venture Exchange, which resulted in increased professional and regulatory fees.

Selected Financial Results

three months ended April 30, 2012 and April 30, 2011

Our operating results for the three months ended April 30, 2012 and 2011, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Changes in operating results
	Three months ended April 30,		Changes between the periods ended
	2012	2011	April 30, 2012 and 2011
Revenue
Geological services	$7,804	$-	$7,804

Operating Expenses
Administration	10,115	20,686	(10,571)
Advertising and promotion	22,974	40,527	(17,553)
Amortization	1,236	-	1,236
Automobile	4,244	5,975	(1,731)
Bank charges	1,368	2,636	(1,268)
Consulting fees	80,712	66,220	14,492
Interest on current debt	15,032	18,606	(3,574)
IVA expense	2,353	-	2,353
Mineral exploration costs	130,820	35,230	95,590
Office	8,965	3,337	5,628
Professional fees	58,015	47,905	10,110
Rent	3,408	3,456	(48)
Regulatory	20,632	7,998	12,634
Travel and entertainment	21,654	13,932	7,722
Salaries and wages	23,595	5,020	18,575
Foreign exchange loss	344	10,839	(10,495)
Write-down of unproved mineral properties	-	2,909	(2,909)
Total operating expenses	405,467	285,276	120,191
Net loss	$397,663	$285,276	$112,387

Revenue. Our revenue for the three months ended April 30, 2012, was $7,804; this revenue was generated from geological services that we provided to an unaffiliated company. We did not generate any revenue during the three months ended April 30, 2011. Due to the exploration rather than production nature of our business, we do not expect to have significant operating revenue within the next year.

Operating expenses. Our operating expenses increased by $120,191 or 42%, from $285,276 for the three months ended April 30, 2011, to $405,467 for the three months ended April 30, 2012.

The following are our most significant changes for the three months ended April 30, 2012:

•
During the three months ended April 30, 2012, we commissioned Micon International Limited to prepare an updated NI 43-101 report on our Farellon property; we also continued working on detailed mapping of the Farellon as well as the Mateo properties which resulted in mineral exploration expenditures of $130,820 as opposed to $35,230 during the same period of 2011.

•
Our salary and wage expense increased by $18,575, from $5,020 incurred during the three months ended April 30, 2011, to $23,595 incurred during the three months ended April 30, 2012. This increase was associated with extra staff we hired to keep up with the increased workload related to the exploration activities on our mineral properties.

•
Our travel and entertainment expenses increased from $13,932 to $21,654, or 55%, for the three month period ended April 30, 2012. This increase was mainly associated with our exploration activities and the preparation of the NI 43-101 report.

•
Due to higher accounting and financial advisory requirements we incurred $80,712 in consulting fees during the three months ended April 30, 2012, an increase of $14,492 compared to the three months ended April 30, 2011.

•
During the three months ended April 30, 2012, we continued with our due diligence review for the purpose of listing our common stock on the TSX Venture Exchange which resulted in an increase in our professional fees of $10,110 for the period, and an increase in regulatory fees of $12,634.

•	We restructured our administrative operations, which resulted in savings of $10,571 for the three month period ended April 30, 2012, compared to the period ended April 30, 2011.
•
Our advertising and promotion expense decreased from $40,527 to $22,974, or 43% due to decreased investor relations activities during the three months ended April 30, 2012, compared to the three months ended April 30, 2011.

Net loss. We had a net loss of $397,663 for the three months ended April 30, 2012, compared to a net loss of $285,276 for the three months ended April 30, 2011. The $112,387 increase in net loss during the period was due to the costs associated with the detailed mapping programs on our Mateo and Farellon properties as well as the preparation of an updated NI 43-101 report, which resulted in increased exploration and salary and wage expenses. These increases were offset by the revenue from geological services and a decrease in advertising and promotion activities as well as administrative fees.

Liquidity

GOING CONCERN
The consolidated financial statements included in this report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements.  At April 30, 2012, we had a working capital deficit of $1,609,558 and accumulated losses of $6,382,670 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties and geological services.

Sources and uses of cash

Three months ended April 30, 2012 and 2011

Table 5 summarizes our sources and uses of cash for the quarters ended April 30, 2012 and 2011.

Table 5:  Summary of sources and uses of cash
	April 30,
	2012	2012
Net cash provided by financing activities	$270,748	$1,907,000
Net cash used in operating activities	(87,816)	(540,394)
Net cash used in investing activities	(61,491)	(52,839)
Effect of foreign currency exchange	(18,821)	(11,778)
Net increase in cash	$102,620	$1,301,989

Net cash provided by financing activities. During the three months ended April 30, 2012, we received $150,000 on exercise of warrants for 500,000 shares at $0.30 per share. During the same period we issued 267,335 shares at $0.45 for cash proceeds of $120,301.

We borrowed $57,000 from a shareholder, and repaid $56,553 loan including accrued interest to a company owned by a significant shareholder.

During the three months ended April 30, 2011, as part of the private offering completed on April 7, 2011, we issued 6,290,000 units at $0.30 per unit, for cash proceeds of $1,828,099, net of $58,900 in commissions paid to agents, and 433,333 units at $0.30 per unit in payment of $130,000 in debt. Each unit consists of one share of our common stock and a two-year warrant exercisable for one share of our common stock at $0.50 per share.

We borrowed $11,000 from a shareholder, $70,000 US and $10,000 Cdn (approximately $10,454 US) from our CFO and recognized foreign exchange adjustment of $1,829 on $50,000 Cdn that we borrowed during the year ended January 31, 2011, from our CEO. We also repaid $14,382 in loans including accrued interest. See Non-cash financing transactions below.

Non-cash financing transactions. During the three months ended April 30, 2011, as part of the private offering completed on April 7, 2011, the Company’s CEO converted loans in the amount of $50,000 into 166,666 units and the Company’s CFO converted loans in the amount of $80,000 into 266,667 units.

We did not have any non-cash financing transactions during the three months ended April 30, 2012.

Net cash used in operating activities. During the three months ended April 30, 2012, we used net cash of $87,816 in operating activities. We used $397,663 to cover operating costs. This use of cash was offset by increases in our accounts payable and accrued liabilities of $87,166 and $15,095, respectively.  This increase was associated mainly with our exploration activities and preparation of the updated NI 43-101 report. We also increased accounts payable to related parties by $192,718 and recorded $4,731 in accrued interest on notes payable to related parties. Our prepaids and other receivables decreased by $8,901 which also contributed to a decrease in cash used in operations.

During the three months ended April 30, 2011, we used net cash of $540,394 in operating activities. We used $285,276 to cover operating costs and increased prepaids and other receivables by $65,582 for professional fees associated with the preparation and filing of a form S-1 registration statement. We decreased accounts payable by $75,588, and accounts payable to related parties by $139,125. These uses of cash were offset by a net increase in our accrued liabilities of $19,993, mainly associated with Chilean mineral property taxes and accrued interest on our notes payable to related parties of $2,275.

Net cash used in investing activities. During the three months ended April 30, 2012, we spent $61,491 acquiring mineral claims and paying property taxes associated with our mineral claims.

During the three months ended April 30, 2011, we spent $52,839 acquiring mineral claims and paying property taxes associated with our mineral claims.

Since inception through April 30, 2012, we have invested $1,238,529 in acquiring our mineral claims and $19,820 for acquisition of other capital assets.

Unproved mineral properties

We have four active properties which we have assembled since the beginning of 2007— the Farellon, Perth, Mateo, and Veta Negra. These properties consist of both mining and exploration claims and are grouped into two district areas – Carrizal Alto area properties and Vallenar area properties.

Active properties

Table 6: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net areaa
Carrizal Alto area
Farellon
Farellon 1 – 8 claim	100%, mensura	66
Farellon 3 claim	100%, pedimento	300
Cecil 1 – 49 claim	100%, mensura	230
Cecil 1 – 40 and Burghley 1 – 60 claims	100%, mensura in process	500
		1,096	1,096
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 46 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot claim	100%, manifestacion	300
		2,404
Overlapped claims		(121)	2,283
Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100% ,mensura	60
Mateo 1, 2, 3, 9,10,12, 13, 14 claims	100%, mensura in process	2,100
Mateo 4 and 5 claims	100%, pedimento	600
		2,892
Overlapped claims		(469)	2,423

Veta Negra
Veta Negra 1 al 7 claim	Option to purchase, mensura in process	28
Trixy (16 claims)	100%, mensura in process	1,508
Pibe	Option to purchase, mensura in process	200
		1,736
Overlapped claims		(222)	1,514

			7,316
a Some pedimentos and manifestacions overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

Our active properties as of the date of this filing are set out in Table 6. These properties are accessible by road from Vallenar as illustrated in Figure 1.

Figure 1: Location and access to active properties.

Farellon Property

Drilling. During June through September 2011 we conducted a combined RC/diamond drill program on the Farellon property. The program was designed to continue to expand on the results of the 2009 drill program, as well as to continue confirming historical results along the strike. During this program we completed 11 drillholes for a total of 2,233m. Significant results of assays are presented in the
Table 7 below.

Table 7: Farellon drilling results (2011)
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
Figure 2 below illustrates the Farellon geology and the 2006, 2009 and 2011 drillhole collar locations as well as surface traces of mineralized vein systems:

Figure 2: Farellon property geology

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
Table 7 above summarizes significant assay results.  They are reported as drill lengths as we have not established the width of the mineralized zone.
Our quality assurance, quality control (QA/QC) protocol consists of the addition of standards, blanks and laboratory duplicates to the sample stream. We inserted these into the sample series using the same number sequence as the samples themselves. One of the QA/QC check samples is inserted every 25 samples and it alternates between standards, blanks and laboratory duplicates.

We commissioned Micon International Limited to prepare an updated technical report that complies with Canadian National Instrument 43-101 summarizing the information obtained from the above drilling program. Micon concluded that our drilling program was successful in confirming and extending the mineralization both in the down dip direction and along strike.

Samples reviewed by Micon proved to be representative of the results encountered in the drilling program; our sampling procedures undertaken at the Farellon Property conformed to CIM Exploration Best Practices Guidelines to minimize any sampling bias.

Micon has reviewed the two-phased exploration program that we have proposed. The first phase of this program would consist of a 5,000m primarily infill drilling to flesh out the structural issues that have been noted in the previous two campaigns, as well as to test the primary mineralization at depth.  We have estimated the budget for the first phase of the program to be approximately $922,000.

If the first  phase  continues  to  return  positive  results,  a  second  phase consisting of a 15,000m  drilling  program would be conducted in order to test the extent of the mineralization down to a 400m depth and estimate an initial mineral resource. The budget for the second phase of the program is approximately $5.2 million.

Micon recommended that Red Metal conduct the exploration program as proposed, subject to funding and any other matters which may cause the proposed exploration program to be altered in the normal course of its business activities, or as a result of exploration activities themselves, and made the following additional recommendations:

•
To add a screened metallic assay protocol to our current QA/QC procedures as a secondary check if any high grade assays of gold and copper are encountered during future exploration programs or if there is a significant difference between the primary and secondary assays for both field duplicate and check samples.

•
Designate a secondary assay laboratory to re-assay a portion of between 5% and 10% of the samples assayed by our current laboratory. This additional assaying procedure would act as a check on the results produced by the current laboratory.

•
Survey the old surface workings and, where safe to do so, the underground workings. Additionally, sample these workings where it is deemed safe. This will add a further dimension to the database and will be very useful if a resource estimate is conducted on the Farellón Project.

•	Build a covered facility in which to store its samples in Vallenar in order to preserve them from the effects of weather.

2012 mapping program: In April of 2012 we started a detailed mapping, prospecting and rock sampling program over the Farellon Property. This program is designed to extend the known mineralized zone to the north and the south and to identify where the best potential is to expand on the known mineralized zone.

Perth Property

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

Mateo Property

During August through October 2011 we carried out an in-depth geological mapping and sampling program on the Mateo property.  The Mateo property has very diverse mineralization styles through the property which includes mantos, veins, breccias and porphyries with significant gold and copper. A total of 138 reconnaissance samples were collected over the property. The highest assay values returned from reconnaissance samples were 21g/t Au and 10.3% Cu but more common values were between 1-3g/t Au and 1-3% Cu. Table 8 summarizes the significant assay results.

Table 8: significant intersections
Sample	Cu%	Au g/t
201272	7.37	1.12
202871	2.63	1.14
202852	7.11	1.18
202849	10.3	1.73
201220	4.29	2.07
201277	9.39	2.42
202850	2.58	2.46
202810	2.44	2.49
202882	2.57	3.08
202812	0.50	3.10
202815	0.62	3.57
202880	1.46	5.70
202826	5.30	6.85
201217	3.46	10.11
202813	0.69	21.72
The detailed mapping identified nine significant mineralized zones where further work is recommended.
Figure 3 below illustrates the local Mateo geology including a thematic map of 2011 reconnaissance sample locations and corresponding percent copper assay ranges.

Figure 3: Mateo property geology

2011 Ground Magnetic Survey

During September 2011 we engaged Quantec International Project Services Ltd. to complete a ground magnetic survey on the Mateo Property. The ground magnetic survey consisted of 70 survey lines with an E-W orientation, and two control lines with a N-S orientation. The survey lines were separated by 100m, and data was collected at 10m intervals on all lines. A total of 218.49km of magnetic data was collected. The survey outlined areas of high and low magnetic response. Areas of high magnetic response indicated the presence of elevated levels of magnetic minerals such as magnetite, pyrotite and hematite whereas areas of low magnetic response may be caused by alteration processes such as magnetite destruction or may simply indicate rock types that never had magnetic minerals.

This ground magnetic survey demarcated the northern and western extent with a large, high magnetic anomaly with a southwest to northeast orientation. This magnetic high may correlate with the Jilguero Intermediate Intrusive formation which is only partially exposed on the property and underlies the Jurassic Punta Del Cobre volcanics and mixed sedimentary sequence.
Two possible correlations with geology are drawn when looking at the magnetic geophysical response. Firstly, all artisanal mines, reconnaissance samples and documented surface mineralization are exposed on the Western edge of the magnetic high in an area where magnetic high-low gradients are greatest transitioning from high to low. Secondly, magnetic highs appear to persist away from the main magnetic high body in a NW direction. Although these persisting magnetic highs are only small stringers in appearance they possibly correlate to dominant NW trending faults on the property that are often mineralized. Visual correlations between magnetic high/low contrasts and geology seem strong enough to suggest further exploration including sampling and drilling along the steepest gradient of magnetic high/low dropoff.

Veta Negra Property

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

After reviewing the exploration results and considering the acquisition costs as well as future geological potential, we decided to terminate our option to purchase the Exon claim, drop three Trixy claims, as well as decrease the size of some of the remaining Trixy claims when advancing them to mining (mensura) stage.  We believe that this enables us to maintain the geological potential of the Veta Negra project and at the same time control the associated costs.

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

Contingencies and commitments

During the three months ended April 30, 2012, the Company received a penalty notice from the IRS for failure to file certain tax form within prescribed deadline. The Company believes that it filed the questioned form on time and submitted supporting documentation to the IRS appeal department. The penalty was assessed for $10,000 plus accrued interest of $146.

Contractual Obligations and Commitments

Our commitments under the Farellon, Che, Veta Negra and Pibe contracts are the only contractual obligations that we have.  Table 9 summarizes, as of April 30, 2012, contractual obligations and commitments for the next five fiscal years.

Table 9: Contractual Obligations
	Payments due by period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years *	Total
Option payments	$167,500	$350,000	$-	$-	$517,500
Royalty payments			-	1,950,000	1,950,000
Total	$167,500	$350,000	$-	$1,950,000	$2,467,500
*The royalty payments are due once exploitation begins. As of the date of this report we have not commenced exploitation of any of our claims.

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

•
Veta Negra option. On June 30, 2011, Minera Farellon agreed to sell us its option to purchase the Veta Negra and Exon claims for a total cash payment of $107,500 ($17,500 payable to Minera Farellon to exercise the option, and $90,000 payable to the vendors). On May 15, 2012, we decided to drop the option to purchase the Exon claim and furnished the owner of the claim with the cancellation notice. As of the date of this report, we must pay $57,500 payable in two installments over eight months to exercise the Veta Negra option. If we complete acquisition of the property we are committed to paying the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the claim to a total maximum of $250,000. The royalty can also be bought for $250,000 at any time. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

•
Pibe option. On November 25, 2011, we entered into an option agreement to purchase the Pibe 1 - 20 mining claims for the total cash payment of $500,000. Under the option agreement we paid $40,000 on December 12, 2011, and must pay $460,000 in six installments over 36 months to exercise the option. If we complete acquisition of the property we are committed to paying the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the claims to a total maximum of $1,000,000.  The payments are due once exploitation begins.

Equity financing

To generate working capital, between January 31, 2010 and June 14, 2012, we issued 8,280,668 shares of our common stock and warrants for the purchase of 7,727,001 shares to raise $2,438,401 under Regulations S and D promulgated under the Securities Act of 1933.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financing, the issuance of additional shares will result in dilution to our existing shareholders.

Debt financing

On February 22, 2010, we borrowed US $50,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 6% per annum.  On March 13, 2012, we repaid this note payable along with the interest accrued on it. See Related-party transactions below.

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

On September 19, 2011, we borrowed Cdn $62,389 (equivalent to US $63,121) and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

On October 25, 2011, we borrowed US $10,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

On December 9, 2011, we borrowed Cdn $25,000 (equivalent to US $25,293) and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

On January 12, 2012, we borrowed Cdn $30,000 (equivalent to US $30,352) and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

On January 30, 2012, we borrowed US $8,500 and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

On March 7, 2012, we borrowed US $57,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

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

Related-party transactions

Table 10 describes the amounts due to related parties that were incurred during the fiscal year ended January 31, 2012, and the period ended April 30, 2012.

Table 10: Due to related parties
	April 30, 2012	January 31, 2012
Due to Da Costa Management Corp.	$225,178	$190,608
Due to Fladgate Exploration Consulting Corporation	811,793	658,950
Due to Minera Farellon Limitada	55,143	51,957
Due to Kevin Mitchell	6,166	4,047
Total due to related parties	$1,098,280	$905,562

During the three months ended April 30, 2012 and 2011, we incurred the following expenses with related parties:
•	$78,127 and $66,492, respectively, in consulting and other business expenses for services provided by Da Costa Management Corp., a company owned by our CFO and treasurer
•
$117,532 and $79,208, respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses for services provided by or paid on our behalf by Fladgate Exploration Consulting Corporation, a company controlled by our directors

•
$7,371 and $16,525, respectively, in administration, automobile, rental, and other business expenses for services provided by Minera Farellon Limitada, a company owned by Richard Jeffs, the father of our president

•	$13,141 and $7,018, respectively, in administration expenses, salary and other reimbursable expenses with Kevin Mitchell, an officer of our Chilean subsidiary

Notes payable to related parties
Table 11 describes the promissory notes payable to related parties including accrued interest as at April 30, 2012, and January 31, 2012.

Table 11: Notes payable to related parties
	April 30, 2012	January 31, 2012
Note payable to the company owned by Richard Jeffs a	$–	$56,164
Notes payable to Richard Jeffs b	111,846	53,115
Notes payable to Caitlin Jeffs c	57,179	55,129
Notes payable to Fladgate Exploration Consulting Corporation c	66,287	63,910
Notes payable to John da Costa d	8,671	8,502
Total notes payable to related parties	$243,983	$236,820
a The principle amount of the note payable was $50,000. It was payable on demand, unsecured and bore interest at 6% per annum compounded monthly. Interest of $6,553 had accrued as at March 13, 2012, when it was repaid in full.
b The principle amount of the notes payable is $108,000. They are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $3,846 had accrued as at April 30, 2012.
cThe principle amounts of the notes payable to Caitlin Jeffs are $55,000 Cdn, they are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $1,534 had accrued as at April 30, 2012. The principle amount of the note payable to Fladgate Exploration Consulting Corporation is $62,389 Cdn; it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $3,166 Cdn had accrued as at April 30, 2012.
d The principle amount of the note payable to John da Costa is $8,500 US, it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $171 had accrued as at April 30, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, 2012, Allen Wilson exercised a warrant to purchase 200,000 shares of common stock.  The exercise price was $0.30 per share.  We issued the certificate for the shares on February 17, 2012.  We relied on Section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as there was no form of general solicitation or general advertising in the offer and sale of the securities and the purchaser is an accredited investor.

On March 5, 2012, T.A.B. Mills exercised a warrant to purchase 400,000 shares of common stock.  The exercise price was $0.30 per share.  We issued the certificate for the shares on March 14, 2012.  We relied on Section 4(2) of the Securities Act of 1933 to issue the common stock inasmuch as there was no form of general solicitation or general advertising in the offer and sale of the securities and the purchaser is an accredited investor.

On April 12, 2012, we entered into Securities Purchase Agreements with Amir Vahabzadeh and Jonathan Davidson to complete a private offering of units.  The price per unit was $0.45 and we sold a total of 267,335 units, raising a total of $120,301.  The units consist of common stock and a warrant for the purchase of an equal number of shares of common stock.  The term of the warrants is two years and the exercise price is $0.65 per share.   We relied on Regulation S in issuing the securities.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation1
3.1.2	Certificate of Amendment to Articles of Incorporation2
3.2	By-laws1
Form of Securities Purchase Agreement dated April 12, 20123
Form of Common Stock Purchase Warrant dated April 12, 20123
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)4
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)4
32	Certification pursuant to Section 1350 of Title 18 of the United States Code4
101
The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements.

1 Incorporated by reference from the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363.
2Incorporated by reference from the registrant’s Quarterly report on Form 10-Q for the period ended October 31, 2010 and filed with the Securities and Exchange Commission on December 13, 2010.
3Incorporated by reference from the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2012.
4Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 14, 2012

RED METAL RESOURCES LTD.

By:	/s/Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ John da Costa
John da Costa, Chief Financial Officer