Form 10-Q
period 2012-07-31
RED METAL RESOURCES, LTD.
filed 2012-09-14
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 13, 2012, the number of shares of the registrant’s common stock outstanding was 17,956,969.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2012	January 31, 2012
	(UNAUDITED)
ASSETS
Current assets

Cash	$43,516	$24,467
Prepaids and other receivables	3,908	45,156
Total current assets	47,424	69,623

Equipment	14,306	16,713
Unproved mineral properties	902,185	796,828
Total assets	$963,915	$883,164

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$263,167	$206,675
Accrued liabilities	164,176	121,701
Due to related parties	1,272,666	905,562
Notes payable to related party	287,428	236,820
Total liabilities	1,987,437	1,470,758

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 17,956,969 and 17,189,634 issued and outstanding at July 31, 2012 and January 31, 2012	17,957	17,190
Additional paid in capital	5,736,278	5,466,744
Deficit accumulated during the exploration stage	(6,679,398)	(5,985,007)
Accumulated other comprehensive loss	(98,359)	(86,521)
Total stockholders' deficit	(1,023,522)	(587,594)
Total liabilities and stockholders' deficit	$963,915	$883,164

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended July 31,		Six months ended July 31,		From January 10, 2005 (Inception)
	2012	2011	2012	2011	to July 31, 2012
Revenue

Royalties	$-	$-	$-	$-	$15,658
Geological services	-	-	7,804	-	7,804
Total revenue	-	-	7,804	-	23,462

Operating expenses
Administration	10,086	10,072	20,201	30,758	339,397
Advertising and promotion	18,570	60,559	41,544	101,086	568,779
Amortization	1,171	264	2,407	264	5,514
Automobile	1,230	13,425	5,474	19,400	98,855
Bank charges	2,108	1,497	3,476	4,133	26,462
Consulting fees	79,410	90,413	160,122	156,633	945,384
Interest on current debt	60,642	16,841	75,674	35,447	288,782
IVA expense	811	-	3,164	-	36,944
Mineral exploration costs	52,376	477,595	183,196	507,542	2,088,450
Office	5,454	11,978	14,419	15,315	67,356
Professional development	-	-	-	-	5,116
Professional fees	18,407	58,351	76,422	106,256	770,559
Rent	3,393	3,498	6,801	6,954	62,072
Regulatory	7,709	7,400	28,341	15,398	105,420
Travel and entertainment	7,880	10,568	29,534	29,783	322,214
Salaries, wages and benefits	21,464	20,006	45,059	25,026	181,770
Stock based compensation	-	-	-	-	527,318
Foreign exchange loss	(909)	374	(565)	11,213	14,387
Write-down of unproved mineral properties	6,926	-	6,926	2,909	248,081
Total operating expenses	296,728	782,841	702,195	1,068,117	6,702,860

Net loss	$(296,728)	$(782,841)	$(694,391)	$(1,068,117)	$(6,679,398)

Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.04)	$(0.07)

Weighted average number of shares outstanding - basic and diluted	17,956,969	16,939,634	17,772,639	14,525,177

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock Issued				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income / (Loss)	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss	-	-	-	(710,745)	-	(710,745)
Foreign currency exchange loss	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss for the year ended January 31, 2011	-	-	-	(672,618)	-	(672,618)
Foreign currency exchange loss	-	-	-	-	(13,438)	(13,438)

Balance at January 31, 2011	10,216,301	10,217	2,913,300	(3,056,819)	(70,848)	(204,150)

Common stock issued for cash	6,290,000	6,290	1,821,810	-	-	1,828,100
Common stock issued for debt	433,333	433	129,567	-	-	130,000
Net loss for the six months ended July 31, 2011	-	-	-	(1,068,117)	-	(1,068,117)
Foreign currency exchange loss	-	-	-	-	(19,004)	(19,004)

Balance at July 31, 2011	16,939,634	16,940	4,864,677	(4,124,936)	(89,852)	666,829

Warrants exercised for cash	83,333	83	24,916	-	-	24,999
Warrants exercised for debt	166,667	167	49,833	-	-	50,000
Stock options	-	-	527,318	-	-	527,318
Net loss for the six months ended January 31, 2012	-	-	-	(1,860,071)	-	(1,860,071)
Foreign currency exchange gain	-	-	-	-	3,331	3,331

Balance at January 31, 2012	17,189,634	17,190	5,466,744	(5,985,007)	(86,521)	(587,594)

Warrants exercised for cash	500,000	500	149,500	-	-	150,000
Common stock issued for cash	267,335	267	120,034	-	-	120,301
Net loss for the six months ended July 31, 2012	-	-	-	(694,391)	-	(694,391)
Foreign currency exchange loss	-	-	-	-	(11,838)	(11,838)

Balance at July 31, 2012	17,956,969	$17,957	$5,736,278	$(6,679,398)	$(98,359)	$(1,023,522)

 The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months Ended July 31,		From January 10, 2005 (Inception)
	2012	2011	to July 31, 2012
Cash flows used in operating activities:
Net loss	$(694,391)	$(1,068,117)	$(6,679,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	14,250
Write-down of unproved mineral properties	6,926	2,909	248,082
Amortization	2,407	264	5,514
Stock based compensation	-	-	527,318

Changes in operating assets and liabilities:
Prepaids and other receivables	41,248	(27,911)	(3,908)
Accounts payable	56,492	(47,748)	263,168
Accrued liabilities	42,475	(3,540)	304,900
Due to related parties	367,104	(99,033)	1,610,689
Accrued interest on notes payable to related party	9,774	3,318	92,520

Net cash used in operating activities	(167,965)	(1,239,858)	(3,616,865)

Cash flows used in investing activities:
Purchase of fixed assets	-	(19,820)	(19,820)
Acquisition of unproved mineral properties	(112,283)	(156,605)	(1,289,321)

Net cash used in investing activities	(112,283)	(176,425)	(1,309,141)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	96,944	93,283	1,258,223
Repayment of related party notes, including accrued interest	(56,553)	(14,382)	(70,935)
Proceeds from issuance of common stock	270,301	1,828,099	3,880,150
Net cash provided by financing activities	310,692	1,907,000	5,067,438

Effects of foreign currency exchange	(11,395)	(19,004)	(97,916)

Increase in cash	19,049	471,713	43,516

Cash, beginning	24,467	8,655	-

Cash, ending	$43,516	$480,368	$43,516

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$(6,553)	$(1,778)	$(7,883)

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012
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

Unaudited Interim Consolidated Financial Statements
The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2012, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended July 31, 2012, are not necessarily indicative of the results that may be expected for the year ending January 31, 2013.

Recent Accounting Pronouncements
The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2012	January 31, 2012

Due to a company owned by an officer	$270,944	$190,608
Due to a company controlled by directors	939,136	658,950
Due to companies controlled by major shareholders	58,456	51,957
Due to an officer of Chilean subsidiary	4,130	4,047
Total due to related parties (a)	$1,272,666	$905,562

Note payable to a related party (b)	$-	$56,164
Note payable to a director (c)	97,711	55,129
Note payable to a chief financial officer (c)	8,847	8,502
Note payable to a major shareholder (c)	114,116	53,115
Note payable to a company controlled by directors (c)	66,754	63,910
Total notes payable to related parties	$287,428	$236,820

(a) Amounts due to related parties are unsecured, are due on demand and bear no interest.
(b) The note payable was due on demand, unsecured and bore interest at 6% per annum. The principle of $50,000 and accumulated interest of $6,553 were paid in full on March 13, 2012.
(c) The notes payable to related parties are due on demand, unsecured and bear interest at 8% per annum.

Transactions with Related Parties

The Company incurred the following expenses with related parties during the six months ending:

	July 31, 2012	July 31, 2011
Consulting fees and other business expenses paid to a company owned by the Chief Financial Officer	$152,768	$145,766
Advertising and promotion, mineral exploration and other business expenses paid to a company controlled by two directors	$241,015	$318,157
Administration, automobile, rental, and other business expenses paid to a company controlled by a major shareholder.	$14,587	$37,526
Administration expenses paid to an officer of the Company’s Chilean subsidiary.	$26,211	$21,797

NOTE 3 – UNPROVED MINERAL PROPERTIES

The Company has four unproved mineral properties which it is currently exploring and evaluating: the Farellon, Perth, Mateo, and Veta Negra. These properties consist of both mining and exploration claims.

As of July 31, 2012, the Company had spent the total of $902,185 on acquiring and maintaining unproved mineral properties:

Mineral Claims	Balance, January 31, 2012	Additions	Property Taxes Paid / Accrued	Write off	Balance, July 31, 2012
Farellon Project
Farellon Alto 1-8(1)	$552,976	$-	$6,450	$-	$559,426
Cecil	41,746	-	12,272	-	54,018
	594,722	-	18,722	-	613,444
Perth Project
Perth	19,371	20,030	35,642	-	75,043

Mateo Project
Margarita	18,195	-	904	-	19,099
Che (2)	23,895	-	1,184	-	25,079
Irene	47,174	-	968	-	48,142
Mateo	33,065	15,634	1,936	-	50,635
	122,329	15,634	4,992	-	142,955
Veta Negra Project
Veta Negra (3)	18,480	3,816	10,037	(5,000)	27,333
Pibe(4)	40,000	-	3,410	-	43,410
	58,480	3,816	13,447	(5,000)	70,743
Generative Claims
	1,926	-	-	(1,926)	-

Total Costs	$796,828	$39,480	$72,803	$(6,926)	$902,185

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
(3) The option to purchase contract has a term of 31 months with semi-annual payments totaling $57,500. The claim is subject to a 1.5% royalty on the net sales of minerals extracted to a total of $250,000. The royalty payments are due monthly once exploitation begins.
(4) The option to purchase contract has a term of 36 months with semi-annual payments totaling $500,000. The claims are subject to a 1.5% royalty on the sales of minerals extracted to a total of $1,000,000 with no monthly minimum. The payments are due once exploitation begins.

Abandoned claims
During the six months ended July 31, 2012, the Company decided to abandon the option to purchase the Exon claim, a part of the Veta Negra option to purchase contract, and wrote off $5,000 in acquisition costs. The claim was a subject to semi-annual option payments totaling $45,000 and a 1.5% royalty on the net sales of minerals extracted to a total of $250,000. In addition, the Company abandoned several generative mineral claims with a paid cost of $1,926 as it decided not to pursue exploration of the claims.

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

Warrants
Balance, January 31, 2012	7,459,666
Granted	267,335
Exercised	(500,000)
Expired	(40,000)
Balance, July 31, 2012	7,187,001

The weighted average life and weighted average exercise price of the warrants at July 31, 2012, is 0.72 years and $0.51, respectively.

Options
The weighted average life and weighted average exercise price of the 1,040,000 options outstanding at July 31, 2012 is 1.09 years and $0.50, respectively

NOTE 5 – CONTINGENCY

During the six months ended July 31, 2012, the Company received a penalty notice from the US Internal Revenue Service (“IRS”) for failure to file a certain tax form within prescribed deadline. The Company believes that it filed the questioned form on time and submitted supporting documentation to the IRS appeal department; therefore, the Company has not accrued for the penalty which was assessed for $10,000 plus accrued interest of $146.

NOTE 6 – SUBSEQUENT EVENT

On August 21, 2012, the Company acquired four additional mining claims which were added to our Farellon Project. The total amount paid for the acquisition of these claims was approximately $8,500 US.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on form 10-Q filed by Red Metal Resources Ltd. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:
●	general economic conditions, because they may affect our ability to raise money
●	our ability to raise enough money to continue our operations
●	changes in regulatory requirements that adversely affect our business
●	changes in the prices for minerals that adversely affect our business
●	political changes in Chile, which could affect our interests there
●	other uncertainties, all of which are difficult to predict and many of which are beyond our control
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

Results of operations

summary of financial condition

Table 1 summarizes and compares our financial condition at the six months ended July 31, 2012, to the year-ended January 31, 2012.

Table 1: Comparison of financial condition
	July 31, 2012	January 31, 2012
Working capital deficit	$(1,940,013)	$(1,401,135)
Current assets	$47,424	$69,623
Unproved mineral properties	$902,185	$796,828
Total liabilities	$1,987,437	$1,470,758
Common stock and additional paid in capital	$5,754,235	$5,483,934
Deficit	$(6,679,398)	$(5,985,007)

comparison of prior quarterly results

Table 2 and Table 3 present selected financial information for each of the past eight quarters.

Table 2: Summary of quarterly results (October 31, 2011 – July 31, 2012)
	October 31, 2011	January 31, 2012	April 30, 2012	July 31, 2012
Revenue	$–	$–	$7,804	$–
Net loss	$(1,285,535)	$(574,536)	$(397,663)	$(296,728)
Basic and diluted loss per share	$(0.08)	$(0.03)	$(0.02)	$(0.02)

Table 3: Summary of quarterly results (October 31, 2010 – July 31, 2011)
	October 31, 2010	January 31, 2011	April 30, 2011	July 31, 2011
Revenue	$–	$–	$–	$–
Net loss	$(154,436)	$(203,052)	$(285,276)	$(782,841)
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.05)

During the quarters ended October 31, 2011, and January 31, 2012, we experienced substantially higher operating expenses mainly due to the drilling program on the Farellon property and exploration campaigns on other properties, including associated travel and geological consulting expenses, which we incurred between May and September 2011, and subsequent data analysis. During the quarter ended October 31, 2011, we granted 1,040,000 stock options to certain directors, employees, and consultants that resulted in a non-cash expense of $527,318, increasing our net loss. During the quarter ended January 31, 2012, we began the due diligence review to potentially list our shares on the TSX Venture Exchange that resulted in higher legal costs. During the quarter ended April 30, 2012, we prepared an updated NI 43-101 report on our Farellon property, which resulted in increased exploration expenses, and we continued with the due diligence review relating to listing our common stock on the TSX Venture Exchange, which resulted in increased professional and regulatory fees. During the quarter ended July 31, 2012, we kept our exploration and due diligence activities at a moderate level, which resulted in decrease in our net loss for the quarter.

Selected Financial Results

three and six months ended July 31, 2012 and July 31, 2011

Our operating results for the three and six months ended July 31, 2012 and 2011, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Changes in operating results
	Three months ended July 31,		Changes between the periods ended July 31, 2012	Six months ended July 31,		Changes between the periods ended July 31, 2012
	2012	2011	and 2011	2012	2011	and 2011
Revenue
Geological services	$-	$-	$-	$7,804	$-	$7,804

Operating Expenses
Administration	10,086	10,072	14	20,201	30,758	(10,557)
Advertising and promotion	18,570	60,559	(41,989)	41,544	101,086	(59,542)
Amortization	1,171	264	907	2,407	264	2,143
Automobile	1,230	13,425	(12,195)	5,474	19,400	(13,926)
Bank charges	2,108	1,497	611	3,476	4,133	(657)
Consulting fees	79,410	90,413	(11,003)	160,122	156,633	3,489
Interest on current debt	60,642	16,841	43,801	75,674	35,447	40,227
IVA expense	811	-	811	3,164	-	3,164
Mineral exploration costs	52,376	477,595	(425,219)	183,196	507,542	(324,346)
Office	5,454	11,978	(6,524)	14,419	15,315	(896)
Professional fees	18,407	58,351	(39,944)	76,422	106,256	(29,834)
Rent	3,393	3,498	(105)	6,801	6,954	(153)
Regulatory	7,709	7,400	309	28,341	15,398	12,943
Travel and entertainment	7,880	10,568	(2,688)	29,534	29,783	(249)
Salaries and wages	21,464	20,006	1,458	45,059	25,026	20,033
Foreign exchange loss	(909)	374	(1,283)	(565)	11,213	(11,778)
Write-down of unproved mineral properties	6,926	-	6,926	6,926	2,909	4,017
Total operating expenses	296,728	782,841	(486,113)	702,195	1,068,117	(365,922)
Net loss	$296,728	$782,841	$(486,113)	$694,391	$1,068,117	$(373,726)

Revenue. Our revenue for the six months ended July 31, 2012, was $7,804; this revenue was generated from geological services that we provided to an unaffiliated company. We did not generate any revenue during the six months ended July 31, 2011. Due to the exploration rather than production nature of our business, we do not expect to have significant operating revenue within the next year.

Operating expenses. Our operating expenses decreased by $486,113 or 62%, from $782,841 for the three months ended July 31, 2011, to $296,728 for the three months ended July 31, 2012.

On a year-to-date basis, our operating expenses decreased by $365,922, or 34%, from $1,068,117 for the six months ended July 31, 2011, to $702,195 for the six months ended July 31, 2012.

The following are our most significant year-to-date changes:

●
During the six month ended July 31, 2011, we started the drilling program on our Farellon property as well as increased exploration and mapping activities on Mateo and Veta Negra properties, which resulted in mineral exploration expenditures of $507,542. During the six months ended July 31, 2012, we did not run an active drilling campaign but focused our resources on the detailed mapping of the Farellon property and prepared an updated NI 43-101 report based on the last year’s drilling results, which resulted in the exploration expenditures of $183,196.

●
During the quarter ended July 31, 2011, we hired additional personnel to support our drilling campaign on the Farellon property and elevated exploration activities on other properties. Due to the on-going mapping and sampling activities we maintained most of additional staff throughout the year which resulted in comparative wage increase of $20,033 for the six months ended July 31, 2012.

●
Our advertising and promotion expense decreased from $101,086 to $41,544, or 59% due to decreased investor relations activities during the six months ended July 31, 2012, compared to the six months ended July 31, 2011.

●
During the six months ended July 31, 2012, we expensed $75,674 in interest on current debt, an increase of $40,227 compared to $35,447 in interest expensed during the six months ended July 31, 2011. This increase was associated with larger outstanding payables, mainly to related parties.

●
Our professional and legal fees decreased by $29,834, from $106,256 incurred during the six months ended July 31, 2011, to $76,422 for the six months ended July 31, 2012. Higher professional fees incurred during 2011 were associated with the private equity financing that we completed in May of 2011 and filing of the registration statement on form S-1.

●	We restructured our administrative operations, which resulted in savings of $10,557 for the six month period ended July 31, 2012, compared to the period ended July 31, 2011.
●
During the six months ended July 31, 2012, we wrote down $6,926 in mineral property acquisition costs after we decided to drop the option to purchase the Exon claim and several other generative exploration claims. During the six months ended July 31, 2011, we wrote down $2,909 after we abandoned some of our Mateo exploration claims.

●
Our regulatory fees increased by $12,943, from $15,398 incurred during the six months ended July 31, 2011, to $28,341 incurred during the six months ended July 31, 2012. This increase was associated in part with our due diligence review for the purpose of listing our common stock on the TSX Venture Exchange, and in part with the distribution of the proxy statement for our annual meeting of the stockholders that we held on May 18, 2012.

●
Due to the decrease in our mineral exploration activities, our automobile expense decreased by $13,934, from $19,408 incurred during the six months ended July 31, 2011, to $5,474 incurred during the six months ended July 31, 2012.

Net loss. We had a net loss of $694,391 for the six months ended July 31, 2012, compared to a net loss of $ 1,068,117 for the six months ended July 31, 2011. The $373,726 decrease in net loss during the period was mainly associated with the conclusion of our drilling and mapping programs on our Farellon and Mateo properties, which resulted in decrease in mineral exploration and automobile expenses. The reduced advertising activity and restructuring our administrative operations also contributed to the overall decrease in our costs. These decreases were offset by the increases in our regulatory fees, salary and wage expenses as well as increased interest on the current debt with related parties.

Liquidity

GOING CONCERN

The consolidated financial statements included in this report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements.  At July 31, 2012, we had a working capital deficit of $1,940,013 and accumulated losses of $6,679,398 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties and geological services.

Sources and uses of cash

Six months ended July 31, 2012 and 2011

Table 5 summarizes our sources and uses of cash for the six months ended July 31, 2012 and 2011.

Table 5:  Summary of sources and uses of cash
	July 31,
	2012	2011
Net cash provided by financing activities	$310,692	$1,907,000
Net cash used in operating activities	(167,965)	(1,239,858)
Net cash used in investing activities	(112,283)	(176,425)
Effect of foreign currency exchange	(11,395)	(19,004)
Net increase in cash	$19,049	$471,713

Net cash provided by financing activities. During the six months ended July 31, 2012, we received $150,000 on exercise of warrants for 500,000 shares at $0.30 per share. During the same period we issued 267,335 shares at $0.45 for cash proceeds of $120,301.

We borrowed $57,000 from a shareholder and $40,000 Cdn (approximately $39,944 US) from our CEO; and repaid $56,553 loan including accrued interest to a company owned by a significant shareholder.

During the six months ended July 31, 2011, as part of the private offering completed on April 7, 2011, we issued 6,290,000 units at $0.30 per unit, for cash proceeds of $1,828,099, net of $58,900 in commissions paid to agents, and 433,333 units at $0.30 per unit in payment of $130,000 in debt. Each unit consists of one share of our common stock and a two-year warrant exercisable for one share of our common stock at $0.50 per share.

We borrowed $11,000 from a shareholder, $70,000 US and $10,000 Cdn (approximately $10,454 US) from our CFO and recognized foreign exchange adjustment of $1,829 on $50,000 Cdn that we borrowed during the year ended January 31, 2011, from our CEO. We also repaid $14,382 in loans including accrued interest. See Non-cash financing transactions below.

Non-cash financing transactions. During the six months ended July 31, 2011, as part of the private offering completed on April 7, 2011, the Company’s CEO converted loans in the amount of $50,000 into 166,666 units and the Company’s CFO converted loans in the amount of $80,000 into 266,667 units.

We did not have any non-cash financing transactions during the six months ended July 31, 2012.

Net cash used in operating activities. During the six months ended July 31, 2012, we used net cash of $167,965 in operating activities. We used $694,391 to cover operating costs. This use of cash was offset by increases in our accounts payable and accrued liabilities of $56,492 and $42,475, respectively.  This increase was associated mainly with our exploration activities, preparation of the updated NI 43-101 report, as well as due diligence to list our stock on TSX Venture Exchange. We also increased accounts payable to related parties by $367,104 and recorded $9,774 in accrued interest on notes payable to related parties. Our prepaids and other receivables decreased by $41,248 which also contributed to a decrease in cash used in operations.

During the six months ended July 31, 2011, we used net cash of $1,239,858 in operating activities. We used $1,068,117 to cover operating costs and increased prepaids and other receivables by $27,911. We decreased accounts payable and accrued liabilities by $47,748 and $3,540, respectively. We also decreased accounts payable to related parties by $99,033. These uses of cash were offset by accrued interest on our notes payable to related parties of $3,318.

Net cash used in investing activities. During the six months ended July 31, 2012, we spent $112,283 acquiring mineral claims and paying property taxes associated with our mineral claims.

During the six months ended July 31, 2011, we spent $156,605 acquiring mineral claims and paying property taxes associated with our mineral claims. During the same period we used $19,820 to purchase a pick-up truck used in operations.
Since inception through July 31, 2012, we have invested $1,289,322 acquiring our mineral claims and $19,820 for acquisition of other capital assets.

Unproved mineral properties

We have four active properties which we have assembled since the beginning of 2007— the Farellon, Perth, Mateo, and Veta Negra. These properties consist of both mining and exploration claims and are grouped into two district areas – Carrizal Alto area properties and Vallenar area properties.

Active properties

Table 6: Active properties
		Hectares
Property	Percentage, type of claim	Gross area	Net area a
Carrizal Alto area
Farellon
Farellon 1 – 8 claim	100%, mensura	66
Farellon 3 claim	100%, pedimento	300
Cecil 1 – 49 claim	100%, mensura	230
Cecil 1 – 40 and Burghley 1 – 60 claims	100%, mensura in process	500
Teresita	100%, mensura	1
Azucar 6 – 25	100%, mensura	88
Stamford 61 – 101	100%, mensura	165
Kahuna 1 – 40	100%, mensura	200
		1,550	1,550
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 46 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot claim	100%, manifestacion	300
		2,404
Overlapped claims a		(121)	2,283
Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100% ,mensura	60
Mateo 1, 2, 3, 9,10,12, 13, 14 claims	100%, mensura in process	2,100
Mateo 4 and 5 claims	100%, pedimento	600
		2,892
Overlapped claims a		(469)	2,423

Veta Negra
Veta Negra 1 al 7 claim	Option to purchase, mensura in process	28
Rosicler 1 al 7 claims b	Pedimento	1,703
Pibe	Option to purchase, mensura in process	200
		1,931
Overlapped claims a		(112)	1,819

			8,075
a Some pedimentos and manifestacions overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).
b These pedimentos overlap other owners’ claims.

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

We commissioned Micon International Limited (“Micon”) to prepare an updated technical report that complies with Canadian National Instrument 43-101 summarizing the information obtained from the above drilling program. Micon concluded that our drilling program was successful in confirming and extending the mineralization both in the down dip direction and along strike.

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

Micon recommended that Red Metal conducts the exploration program as proposed, subject to funding and any other matters which may cause the proposed exploration program to be altered in the normal course of its business activities, or as a result of exploration activities themselves, and made the following additional recommendations:

●
To add a screened metallic assay protocol to our current QA/QC procedures as a secondary check if any high grade assays of gold and copper are encountered during future exploration programs or if there is a significant difference between the primary and secondary assays for both field duplicate and check samples.

●
Designate a secondary assay laboratory to re-assay a portion of between 5% and 10% of the samples assayed by our current laboratory. This additional assaying procedure would act as a check on the results produced by the current laboratory.

●
Survey the old surface workings and, where safe to do so, the underground workings. Additionally, sample these workings where it is deemed safe. This will add a further dimension to the database and will be very useful if a resource estimate is conducted on the Farellón Project.

●	Build a covered facility in which to store its samples in Vallenar in order to preserve them from the effects of weather.

2012 mapping program: In April of 2012 we started a detailed mapping, prospecting and rock sampling program over the Farellon Property. This program was designed to extend the known mineralized zone to the north and the south and to identify the best potential  to expand on the known mineralized zone. As a result of the mapping program, new ground was acquired at public auction in August 2012 to cover the strike extent of the mineralized veins. Detailed data is being compiled and will be released in the near future.

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

After reviewing exploration results and considering the acquisition costs we decided to terminate our option to purchase the Exon claim and dropped three Trixy claims. During the process of transferring the remaining Trixy claims to mining claims we became aware of some underlying claims on the Trixy properties. Therefore, we laid down Rosicler 1 – 7 exploration claims (1,703ha ) over-staking these claims along with additional ground surrounding the Veta Negra and Pibe claims. If the owners of the underlying Trixy claims fail to pay their taxes, initiate the conversion to mining claim status within the prescribed timeframe, or otherwise forfeit their interests in the claims we will have first right to these claims.

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

Contingencies and commitments

During the six months ended July 31, 2012, the Company received a penalty notice from the IRS for failure to file certain tax form within prescribed deadline. The Company believes that it filed the questioned form on time and submitted supporting documentation to the IRS appeal department. The penalty was assessed for $10,000 plus accrued interest of $146.

Contractual Obligations and Commitments

Our commitments under the Farellon, Che, Veta Negra and Pibe contracts are the only contractual obligations that we have.  Table 9 summarizes, as of July 31, 2012, contractual obligations and commitments for the next five fiscal years.

Table 9: Contractual Obligations
	Payments due by period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years *	Total
Option payments	$237,500	$280,000	$-	$-	$517,500
Royalty payments	-	-	-	1,950,000	1,950,000
Total	$237,500	$280,000	$-	$1,950,000	$2,467,500
*The royalty payments are due once exploitation begins. As of the date of this report we have not commenced exploitation of any of our claims.

●
Farellon royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellon claims up to a total of $600,000. The royalty payments are due monthly once exploitation begins and are subject to minimum payments of $1,000 per month. We have no obligation to pay the royalty if we do not commence exploitation.

●
Che royalty. We are committed to paying a royalty equal to 1% of the net sales of minerals extracted from the claims to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

●
Veta Negra option. On June 30, 2011, Minera Farellon agreed to sell us its option to purchase the Veta Negra and Exon claims for a total cash payment of $107,500 ($17,500 payable to Minera Farellon to exercise the option, and $90,000 payable to the vendors). On May 15, 2012, we decided to drop the option to purchase the Exon claim and furnished the owner of the claim with the cancellation notice. As of the date of this report, we must pay $57,500 payable in two installments over five months to exercise the Veta Negra option. If we complete acquisition of the property we are committed to paying the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the claim to a total maximum of $250,000. The royalty can also be bought for $250,000 at any time. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

●
Pibe option. On November 25, 2011, we entered into an option agreement to purchase the Pibe 1 - 20 mining claims for the total cash payment of $500,000. Under the option agreement we paid $40,000 on December 12, 2011, and must pay $460,000 in six installments over 33 months to exercise the option. If we complete acquisition of the property we are committed to paying the vendor a royalty equal to 1.5% of the net sales of minerals extracted from the claims to a total maximum of $1,000,000.  The payments are due once exploitation begins.

Equity financing

To generate working capital, between January 31, 2010, and September 14, 2012, we issued 8,280,668 shares of our common stock and warrants for the purchase of 7,727,001 shares to raise $2,438,401 under Regulations S and D promulgated under the Securities Act of 1933.

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

On July 10, 2012, we borrowed Cdn $40,000 (equivalent to US $39,944) and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

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

Related-party transactions

Table 10 describes the amounts due to related parties that were incurred during the fiscal year ended January 31, 2012, and the period ended July 31, 2012.

Table 10: Due to related parties
	July 31, 2012	January 31, 2012
Due to Da Costa Management Corp.	$270,944	$190,608
Due to Fladgate Exploration Consulting Corporation	939,136	658,950
Due to Minera Farellon Limitada	58,456	51,957
Due to Kevin Mitchell	4,130	4,047
Total due to related parties	$1,272,666	$905,562

During the six months ended July 31, 2012 and 2011, we incurred the following expenses with related parties:
•	$152,768 and $145,766, respectively, in consulting and other business expenses for services provided by Da Costa Management Corp., a company owned by our CFO and treasurer
•
$241,015 and $318,157, respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses for services provided by or paid on our behalf by Fladgate Exploration Consulting Corporation, a company controlled by our directors

•
$14,587 and $37,526, respectively, in administration, automobile, rental, and other business expenses for services provided by Minera Farellon Limitada, a company owned by Richard Jeffs, the father of our president

•	$26,211 and $21,797, respectively, in administration expenses, salary and other reimbursable expenses with Kevin Mitchell, an officer of our Chilean subsidiary

Notes payable to related parties
Table 11 describes the promissory notes payable to related parties including accrued interest as at July 31, 2012, and January 31, 2012.

Table 11: Notes payable to related parties
	July 31, 2012	January 31, 2012
Note payable to the company owned by Richard Jeffsa	$–	$56,164
Notes payable to Richard Jeffsb	114,116	53,115
Notes payable to Caitlin Jeffs c	97,711	55,129
Notes payable to Fladgate Exploration Consulting Corporation c	66,754	63,910
Notes payable to John da Costad	8,847	8,502
Total notes payable to related parties	$287,428	$236,820
aThe principle amount of the note payable was $50,000. It was payable on demand, unsecured and bore interest at 6% per annum compounded monthly. Interest of $6,553 had accrued as at March 13, 2012, when it was repaid in full.
bThe principle amount of the notes payable is $108,000. They are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $6,116 had accrued as at July 31, 2012.
cThe principle amounts of the notes payable to Caitlin Jeffs are $95,000 Cdn, they are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $2,848 Cdn had accrued as at July 31, 2012. The principle amount of the note payable to Fladgate Exploration Consulting Corporation is $62,389 Cdn; it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $4,459 Cdn had accrued as at July 31, 2012.
dThe principle amount of the note payable to John da Costa is $8,500 US, it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $347 had accrued as at July 31, 2012.

Critical Accounting Estimates

Preparing financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproven mineral properties, determination of fair values of stock-based transactions, and deferred income tax rates.

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

None

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
101
The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements.

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

September 14, 2012

RED METAL RESOURCES LTD.

By:	/s/Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ John da Costa
John da Costa, Chief Financial Officer