Form 10-Q
period 2012-10-31
RED METAL RESOURCES, LTD.
filed 2012-12-14
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 13, 2012, the number of shares of the registrant’s common stock outstanding was 17,956,969.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.
RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2012	January 31, 2012
	(UNAUDITED)
ASSETS
Current assets

Cash	$11,906	$24,467
Prepaids and other receivables	5,332	45,156
Total current assets	17,238	69,623

Equipment	13,224	16,713
Unproved mineral properties	844,585	796,828
Total assets	$875,047	$883,164

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$283,500	$206,675
Accrued liabilities	142,722	121,701
Due to related parties	1,240,066	905,562
Notes payable to related party	315,675	236,820
Total liabilities	1,981,963	1,470,758

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 17,956,969 and 17,189,634 issued and outstanding at October 31, 2012 and January 31, 2012	17,957	17,190
Additional paid in capital	5,908,105	5,466,744
Deficit accumulated during the exploration stage	(6,929,976)	(5,985,007)
Accumulated other comprehensive loss	(103,002)	(86,521)
Total stockholders' deficit	(1,106,916)	(587,594)
Total liabilities and stockholders' deficit	$875,047	$883,164

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended October 31,		Nine months ended October 31,		From January 10, 2005 (Inception)
	2012	2011	2012	2011	to October 31, 2012
Revenue

Royalties	$-	$-	$-	$-	$15,658
Geological services	-	-	7,804	-	7,804
Total revenue	-	-	7,804	-	23,462

Operating expenses
Administration	10,026	5,612	30,227	36,370	349,423
Advertising and promotion	(1,705)	75,734	39,839	176,820	567,074
Amortization	1,082	1,433	3,489	1,689	6,596
Automobile	720	6,746	6,194	26,154	99,575
Bank charges	1,601	1,009	5,077	5,142	28,063
Consulting fees	15,902	82,378	176,024	239,011	961,286
Interest on current debt	62,701	26,687	138,375	62,134	351,483
IVA expense	659	-	3,823	-	37,603
Mineral exploration costs	50,174	410,302	233,370	917,844	2,138,620
Office	3,807	4,905	18,226	20,220	71,163
Professional development	-	-	-	-	5,116
Professional fees	276	16,491	76,698	122,747	770,835
Rent	3,364	3,385	10,165	10,339	65,440
Regulatory	7,192	8,153	35,533	23,551	112,612
Travel and entertainment	406	50,477	29,940	80,260	322,620
Salaries, wages and benefits	17,717	29,250	62,776	54,276	199,487
Stock based compensation	-	559,516	-	559,516	527,318
Foreign exchange loss	423	3,457	(142)	14,670	14,810
Write-down of unproved mineral properties	76,233	-	83,159	2,909	324,314
Total operating expenses	250,578	1,285,535	952,773	2,353,652	6,953,438

Net loss	$(250,578)	$(1,285,535)	$(944,969)	$(2,353,652)	$(6,929,976)

Net loss per share - basic and diluted	$(0.01)	$(0.08)	$(0.05)	$(0.15)

Weighted average number of shares outstanding - basic and diluted	17,956,969	16,939,634	17,834,531	15,338,840

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock Issued
	Number of		Additional Paid-in	Common Stock	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Subscribed	Deficit	Income / (Loss)	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-	$-

Net loss	-	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	-	59,250
Common stock adjustment	45	-	-	-	-	-	-
Donated services	-	-	3,000	-	-	-	3,000
Net loss	-	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	-	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	-	9,000
Net loss	-	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	-	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	-	100,000
Net loss	-	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	-	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	-	1,300,000
Net loss	-	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	-	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	-	1,152,518
Net loss	-	-	-	-	(710,745)	-	(710,745)
Foreign currency exchange loss	-	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	-	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	-	135,000
Net loss for the year ended January 31, 2011	-	-	-	-	(672,618)	-	(672,618)
Foreign currency exchange loss	-	-	-	-	-	(13,438)	(13,438)

Balance at January 31, 2011	10,216,301	10,217	2,913,300	-	(3,056,819)	(70,848)	(204,150)

Common stock issued for cash	6,290,000	6,290	1,821,810	-	-	-	1,828,100
Common stock issued for debt	433,333	433	129,567	-	-	-	130,000
Obligation to issue shares	-	-	-	60,000	-	-	60,000
Stock options	-	-	559,516	-	-	-	559,516
Net loss for the nine months ended October 31, 2011	-	-	-	-	(2,353,652)	-	(2,353,652)
Foreign currency exchange loss	-	-	-	-	-	(10,354)	(10,354)

Balance at October 31, 2011	16,939,634	16,940	5,424,193	60,000	(5,410,471)	(81,202)	9,460

Warrants exercised for cash	83,333	83	24,916	-	-	-	24,999
Warrants exercised for debt	166,667	167	49,833	-	-	-	50,000
Obligation to issue shares	-	-	-	(60,000)	-	-	(60,000)
Adjustment to stock options	-	-	(32,198)	-	-	-	(32,198)
Net loss for the three months ended January 31, 2012	-	-	-	-	(574,536)	-	(574,536)
Foreign currency exchange loss	-	-	-	-	-	(5,319)	(5,319)

Balance at January 31, 2012	17,189,634	17,190	5,466,744	-	(5,985,007)	(86,521)	(587,594)

Warrants exercised for cash	500,000	500	149,500	-	-	-	150,000
Common stock issued for cash	267,335	267	120,034	-	-	-	120,301
Extinguishment of related party debt	-	-	171,827	-	-	-	171,827
Net loss for the nine months ended October 31, 2012	-	-	-	-	(944,969)	-	(944,969)
Foreign currency exchange loss	-	-	-	-	-	(16,481)	(16,481)

Balance at October 31, 2012	17,956,969	$17,957	$5,908,105	$-	$(6,929,976)	$(103,002)	$(1,106,916)

 The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months Ended October 31,		From January 10, 2005 (Inception)
	2012	2011	to October 31, 2012
Cash flows used in operating activities:
Net loss	$(944,969)	$(2,353,652)	$(6,929,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	14,250
Write-down of unproved mineral properties	83,159	2,909	324,315
Amortization	3,489	1,642	6,596
Stock based compensation	-	559,516	527,318

Changes in operating assets and liabilities:
Prepaids and other receivables	39,824	(77,625)	(5,332)
Accounts payable	76,825	(27,661)	283,500
Accrued liabilities	21,021	(4,365)	283,446
Due to related parties	506,331	179,668	1,749,917
Accrued interest on notes payable to related party	15,738	5,411	98,452

Net cash used in operating activities	(198,582)	(1,714,157)	(3,647,514)

Cash flows used in investing activities:
Purchase of equipment	-	(19,820)	(19,820)
Acquisition of unproved mineral properties	(130,916)	(230,092)	(1,307,954)

Net cash used in investing activities	(130,916)	(249,912)	(1,327,774)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	118,944	196,080	1,280,223
Repayment of related party notes, including accrued interest	(56,553)	(14,382)	(70,935)
Proceeds from issuance of common stock	270,301	1,888,099	3,880,150

Net cash provided by financing activities	332,692	2,069,797	5,089,438

Effects of foreign currency exchange	(15,755)	(10,354)	(102,244)

Increase in cash	(12,561)	95,374	11,906

Cash, beginning	24,467	8,655	-

Cash, ending	$11,906	$104,029	$11,906

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$(6,553)	$(1,778)	$(8,331)

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
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

Unaudited Interim Consolidated Financial Statements
The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2012, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended October 31, 2012, are not necessarily indicative of the results that may be expected for the year ending January 31, 2013.

Recent Accounting Pronouncements
The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31, 2012	January 31, 2012

Due to a company owned by an officer	$266,936	$190,608
Due to a company controlled by directors	873,863	658,950
Due to companies controlled by major shareholders	84,779	51,957
Due to an officer of Chilean subsidiary	14,488	4,047
Total due to related parties (a)	$1,240,066	$905,562

Note payable to a related party (b)	$-	$56,164
Note payable to a director (c)	121,984	55,129
Note payable to a chief financial officer (c)	9,026	8,502
Note payable to a major shareholder (c)	116,433	53,115
Note payable to a company controlled by directors (c)	68,232	63,910
Total notes payable to related parties	$315,675	$236,820

(a) Amounts due to related parties are unsecured, are due on demand and bear no interest.
(b) The note payable was due on demand, unsecured and bore interest at 6% per annum. The principle of $50,000 and accumulated interest of $6,553 were paid in full on March 13, 2012.
(c) The notes payable to related parties are due on demand, unsecured and bear interest at 8% per annum.

Transactions with Related Parties

The Company incurred the following expenses with related parties during the nine months ending:

	October 31, 2012	October 31, 2011

Consulting fees and other business expenses paid to a company owned by the Chief Financial Officer	$162,407	$225,491
Advertising and promotion, mineral exploration and other business expenses paid to a company controlled by two directors	341,213	555,678
Administration, automobile, rental, and other business expenses paid to a company controlled by a major shareholder	20,819	51,788
Administration expenses paid to an officer of the Company’s Chilean subsidiary	39,166	37,242
	$563,605	$870,199

During the nine months ended October 31, 2012, debt owing by the Company to a company controlled by two common directors in the amount of $171,827 was forgiven. The gain on the extinguishment of debt has been recorded in additional paid in capital.

NOTE 3 – UNPROVED MINERAL PROPERTIES

During the quarter ended October 31, 2012, the Company decided not to proceed with its Veta Negra Project. At October 31, 2012, the Company has three unproved mineral properties which it is currently exploring and evaluating: the Farellon, Perth, and Mateo. These properties consist of both mining and exploration claims.

As of October 31, 2012, the Company had spent the total of $844,585 on acquiring and maintaining unproved mineral properties:

Mineral Claims	Balance, January 31, 2012	Additions	Property Taxes Paid / Accrued	Impairment	Balance, October 31, 2012
Farellon Project
Farellon Alto 1-8(1)	$552,976	$13,142	$6,450	$-	$572,568
Cecil	41,746	-	12,272	-	54,018
	594,722	13,142	18,722	-	626,586
Perth Project
Perth	19,371	20,031	35,642	-	75,044

Mateo Project
Margarita	18,195	-	904	-	19,099
Che (2)	23,895	-	1,184	-	25,079
Irene	47,174	-	968	-	48,142
Mateo	33,065	15,634	1,936	-	50,635
	122,329	15,634	4,992	-	142,955
Veta Negra Project(3)
Veta Negra	18,480	9,247	10,129	(37,856)	-
Pibe	40,000	-	3,377	(43,377)	-
	58,480	9,247	13,506	(81,233)	-

Generative Claims	1,926	-	-	(1,926)	-

Total Costs	$796,828	$58,054	$72,862	(83,159)	$844,585

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
(3) See abandoned claims below.

Abandoned claims

During the nine months ended October 31, 2012, the Company abandoned the Veta Negra project and wrote off $81,233 in mineral property costs.

The project consisted of Veta Negra, Exon and Pibe mining claims as well as several exploration claims. Veta Negra and Exon claims were a subject to semi-annual option payments totaling $107,500 and a 1.5% royalty on the net sales of minerals extracted to a total of $500,000. Pibe claim was a subject to semi-annual option payments totaling $500,000 and a 1.5% royalty on the net sales of minerals extracted to a total of $1,000,000.

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

 Warrants
Balance, January 31, 2012	7,459,666
Granted	267,335
Exercised	(500,000)
Expired	(40,000)
Balance, October 31, 2012	7,187,001

The weighted average life and weighted average exercise price of the warrants at October 31, 2012, is 0.47 years and $0.51, respectively.

Options

The weighted average life and weighted average exercise price of the 1,040,000 options outstanding at October 31, 2012, is 0.84 years and $0.50, respectively.

NOTE 5 – CONTINGENCY

During the nine months ended October 31, 2012, the Company received a penalty notice from the US Internal Revenue Service (“IRS”) for failure to file certain tax forms within the prescribed deadline. The Company believes that it filed the questioned form on time and submitted supporting documentation to the IRS appeals department. As at October 31, 2012, the Company has not accrued for the penalty which was assessed for $10,000 plus accrued interest of $146.

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

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, we have three employees in Chile and engage part time assistants during our exploration programs. Most of our support — such as, vehicles, office and equipment — is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on two of our mineral claims – Farellon and Che. These royalties are payable once exploitation begins.

The cost and timing of all planned exploration programs are subject to the availability of qualified mining personnel, such as consulting geologists, geo-technicians and drillers, and drilling equipment. Although Chile has a well-trained and qualified mining workforce from which to draw and few early-stage companies such as Red Metal are competing for the available resources, if we are unable to find the personnel and equipment that we need when we need them and at the prices that we have estimated today, we might have to revise or postpone our plans.

Results of operations

summary of financial condition

Table 1 summarizes and compares our financial condition at the nine months ended October 31, 2012, to the year-ended January 31, 2012.

Table 1: Comparison of financial condition
	October 31, 2012	January 31, 2012
Working capital deficit	$(1,964,725)	$(1,401,135)
Current assets	$17,238	$69,623
Unproved mineral properties	$844,585	$796,828
Total liabilities	$1,981,963	$1,470,758
Common stock and additional paid in capital	$5,926,062	$5,483,934
Deficit	$(6,929,976)	$(5,985,007)

comparison of prior quarterly results

Table 2 and Table 3 present selected financial information for each of the past eight quarters.

Table 2: Summary of quarterly results (January 31, 2012 – October 31, 2012)
	January 31, 2012	April 30, 2012	July 31, 2012	October 31, 2012
Revenue	$–	$7,804	$–	$–
Net loss	$(574,536)	$(397,663)	$(296,728)	$(250,578)
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.02)	$(0.01)

Table 3: Summary of quarterly results (January 31, 2011 – October 31, 2011)
	January 31, 2011	April 30, 2011	July 31, 2011	October 31, 2011
Revenue	$–	$–	$–	$–
Net loss	$(203,052)	$(285,276)	$(782,841)	$(1,285,535)
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.08)

During the quarters ended July 31, 2011, October 31, 2011, and January 31, 2012, our operating expenses were mainly associated with the drilling program on the Farellon property and exploration campaigns on other properties, including associated travel and geological consulting expenses incurred between May and September 2011, and subsequent data analysis. During the quarter ended October 31, 2011, we granted 1,040,000 stock options to certain directors, employees, and consultants that resulted in a non-cash expense of $527,318 (after adjustment taken on January 31, 2012), increasing our net loss. During the quarter ended January 31, 2012, we began the due diligence review to potentially list our shares on the TSX Venture Exchange that resulted in higher legal costs. During the quarter ended April 30, 2012, we prepared an updated NI 43-101 report on our Farellon property, which resulted in increased exploration expenses, and we continued with the due diligence review relating to listing our common stock on the TSX Venture Exchange, which resulted in increased professional and regulatory fees. During the quarter ended July 31, 2012, we kept our exploration and due diligence activities at a moderate level, which resulted in decrease in our net loss for the quarter. During the three months ended October 31, 2012, we continued maintaining our operations at a lower level; excluding the written down unproved mineral claims, our net loss for this quarter was $174,345.

Selected Financial Results

three and nine months ended october 31, 2012 and october 31, 2011

Our operating results for the three and nine months ended October 31, 2012 and 2011, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Changes in operating results
	Three months ended October 31,		Changes between the periods ended October 31, 2012	Nine months ended October 31,		Changes between the periods ended October 31, 2012
	2012	2011	and 2011	2012	2011	and 2011
Revenue
Geological services	$-	$-	$-	$7,804	$-	$7,804

Operating expenses
Administration	10,026	5,612	4,414	30,227	36,370	(6,143)
Advertising and promotion	(1,705)	75,734	(77,439)	39,839	176,820	(136,981)
Amortization	1,082	1,433	(351)	3,489	1,689	1,800
Automobile	720	6,746	(6,026)	6,194	26,154	(19,960)
Bank charges	1,601	1,009	592	5,077	5,142	(65)
Consulting fees	15,902	82,378	(66,476)	176,024	239,011	(62,987)
Interest on current debt	62,701	26,687	36,014	138,375	62,134	76,241
IVA expense	659	-	659	3,823	-	3,823
Mineral exploration costs	50,174	410,302	(360,128)	233,370	917,844	(684,474)
Office	3,807	4,905	(1,098)	18,226	20,220	(1,994)
Professional fees	276	16,491	(16,215)	76,698	122,747	(46,049)
Rent	3,364	3,385	(21)	10,165	10,339	(174)
Regulatory	7,192	8,153	(961)	35,533	23,551	11,982
Travel and entertainment	406	50,477	(50,071)	29,940	80,260	(50,320)
Salaries and wages	17,717	29,250	(11,533)	62,776	54,276	8,500
Stock based compensation	-	559,516	(559,516)	-	559,516	(559,516)
Foreign exchange loss	423	3,457	(3,034)	(142)	14,670	(14,812)
Write-down of unproved mineral properties	76,233	-	76,233	83,159	2,909	80,250
Total operating expenses	250,578	1,285,535	(1,034,957)	952,773	2,353,652	(1,400,879)
Net loss	$250,578	$1,285,535	$(1,034,957)	$944,969	$2,353,652	$(1,408,683)

Revenue. Our revenue for the nine months ended October 31, 2012, was $7,804; this revenue was generated from geological services that we provided to an unaffiliated company. We did not generate any revenue during the nine months ended October 31, 2011. Due to the exploration rather than production nature of our business, we do not expect to have significant operating revenue within the next year.

Operating expenses. Our operating expenses decreased by $1,034,957 or 81%, from $1,285,535 for the three months ended October 31, 2011, to $250,578 for the three months ended October 31, 2012.

On a year-to-date basis, our operating expenses decreased by $1,400,879, or 60%, from $2,353,652 for the nine months ended October 31, 2011, to $952,773 for the nine months ended October 31, 2012.

The following are our most significant year-to-date changes:

•
During the nine month ended October 31, 2011, we started the drilling program on our Farellon property as well as increased exploration and mapping activities on Mateo and Veta Negra properties, which resulted in mineral exploration expenditures of $917,844. During the nine months ended October 31, 2012, we focused our resources on the detailed mapping of the Farellon property and preparing an updated NI 43-101 report based on the last year’s drilling results, which resulted in the exploration expenditures of $233,370.

•
In June of 2011 we hired additional personnel to support our drilling campaign on the Farellon property and elevated exploration activities on other properties. Due to the continued mapping and sampling activities we maintained most of additional staff throughout the year which resulted in comparative wage increase of $8,500 for the nine months ended October 31, 2012.

•
Our advertising and promotion expenses decreased from $176,820 to $39,839, or 77% due to decreased investor relation activities during the nine months ended October 31, 2012, compared to the nine months ended October 31, 2011.

•
During the nine months ended October 31, 2012, we expensed $138,375 in interest on current debt, an increase of $76,241 compared to $62,134 in interest expensed during the nine months ended October 31, 2011. This increase was associated with larger outstanding payables, mainly to related parties.

•
Our professional and legal fees decreased by $46,049, from $122,747 incurred during the nine months ended October 31, 2011, to $76,698 for the nine months ended October 31, 2012. Higher professional fees incurred during 2011 were associated with the private equity financing that we completed in May of 2011 and filing of the registration statement on form S-1.

•
During the nine months ended October 31, 2012, we wrote down $83,159 in mineral property acquisition costs after we determined the costs of maintaining our Veta Negra property exceeded its fair value. The property consisted of Veta Negra, Exon and Pibe mining claims and several smaller exploration claims. During the nine months ended October 31, 2011, we wrote down $2,909 after we abandoned several exploration claims included in the Mateo property.

•
Our regulatory fees increased by $11,982, from $23,551 incurred during the nine months ended October 31, 2011, to $35,533 incurred during the nine months ended October 31, 2012. This increase was associated in part with our due diligence review for the purpose of listing our common stock on the TSX Venture Exchange, and in part with the distribution of the proxy statement for our annual meeting of the stockholders that we held on May 18, 2012.

•
Due to the decrease in our mineral exploration activities, our automobile expense decreased by $19,960, from $26,154 incurred during the nine months ended October 31, 2011, to $6,194 incurred during the nine months ended October 31, 2012.

•
On September 2, 2011, we granted 1,040,000 options under the Equity Incentive Plan. We recorded $559,516 in employee stock option expense associated with these grants. We had no such expense during the nine month period ended October 31, 2012.

Net loss. We had a net loss of $944,969 for the nine months ended October 31, 2012, compared to a net loss of $ 2,353,652 for the nine months ended October 31, 2011. The $1,408,683 decrease in net loss during the period was mainly associated with the conclusion of our drilling and mapping programs on our Farellon and Mateo properties, which resulted in decrease in mineral exploration and automobile expenses. Reduced advertising activity and absence of stock based compensation also contributed to the overall decrease in our costs. These decreases were offset by the write-off of our Veta Negra property as well as increases in our regulatory fees and interest on the current debt with related parties.

Liquidity

GOING CONCERN

The consolidated financial statements included in this report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements.  At October 31, 2012, we had a working capital deficit of $1,964,725 and accumulated losses of $6,929,976 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties and geological services.

Sources and uses of cash

nine months ended october 31, 2012 and 2011

Table 5 summarizes our sources and uses of cash for the nine months ended October 31, 2012 and 2011.

Table 5:  Summary of sources and uses of cash
	October 31,
	2012	2011
Net cash provided by financing activities	$332,692	$2,069,797
Net cash used in operating activities	(198,582)	(1,714,157)
Net cash used in investing activities	(130,916)	(249,912)
Effect of foreign currency exchange	(15,755)	(10,354)
Net (decrease) increase in cash	$(12,561)	$95,374

Net cash provided by financing activities. During the nine months ended October, 2012, we received $150,000 on exercise of warrants for 500,000 shares at $0.30 per share. During the same period we issued 267,335 shares at $0.45 for cash proceeds of $120,301.

We borrowed $57,000 from a shareholder and $22,000 and $40,000 Cdn (approximately $39,944 US) from our CEO; and repaid a $56,553 loan including accrued interest to a company owned by a significant shareholder.

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

During the nine months ended October 31, 2011, we borrowed $51,000 from the father of our president; $62,389 Cdn (approximately $62,797 US) from a company controlled by two directors, and $70,000 US and $10,000 Cdn (approximately $10,454 US) from our CFO. We also repaid $14,956 in loans including accrued interest and recognized foreign exchange adjustment of $2,402 on $50,000 Cdn that we borrowed during the year ended January 31, 2011, from our CEO.
See Non-cash financing transactions below.

Non-cash financing transactions. During the nine months ended October 31, 2011, as part of the private offering completed on April 7, 2011, the Company’s CEO converted loans in the amount of $50,000 into 166,666 units and the Company’s CFO converted loans in the amount of $80,000 into 266,667 units.

We did not have any non-cash financing transactions during the nine months ended October 31, 2012.

Net cash used in operating activities. During the nine months ended October 31, 2012, we used net cash of $198,582 in operating activities. We used $944,969 to cover operating costs. This use of cash was offset by increases in our accounts payable and accrued liabilities of $76,825 and $21,021, respectively.  This increase was associated mainly with our exploration activities, preparation of the updated NI 43-101 report, as well as due diligence to list our stock on TSX Venture Exchange. We also increased accounts payable to related parties by $506,331 and recorded $15,738 in accrued interest on notes payable to related parties (See Non-cash changes in operating assets and liabilities below). Our prepaids and other receivables decreased by $39,824 which also contributed to a decrease in cash used in operations.

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

Non-cash changes in operating assets and liabilities. On October 31, 2012, we received a credit memo from Fladgate Exploration Consulting Corporation forgiving $171,827 in debt owing to the company. There were no such transactions during the nine months ended October 31, 2011.

Net cash used in investing activities. During the nine months ended October 31, 2012, we spent $130,916 acquiring mineral claims and paying property taxes associated with our mineral claims.

During the nine months ended October 31, 2011, we spent $230,092 acquiring mineral claims and paying property taxes associated with our mineral claims. During the same period we used $19,820 to purchase a pick-up truck used in operations.

Since inception through October 31, 2012, we have invested $1,307,954 acquiring our mineral claims and $19,820 for acquisition of other capital assets.

Unproved mineral properties

We have three active properties which we have assembled since the beginning of 2007 — the Farellon, Perth, and Mateo. These properties consist of both mining and exploration claims and are grouped into two district areas – Carrizal Alto area properties and Vallenar area properties.

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

			6,256
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

After reviewing exploration results and considering the acquisition costs we decided to terminate this property writing off $81,233 in acquisition costs.

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

Contingencies and commitments

During the nine months ended October 31, 2012, the Company received a penalty notice from the IRS for failure to file certain tax form within prescribed deadline. The Company believes that it filed the questioned form on time and submitted supporting documentation to the IRS appeal department. The penalty was assessed for $10,000 plus accrued interest of $146.

Contractual obligations and commitments

As of the date of the filing of this report we have the following long-term contractual obligations and commitments:

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

Equity financing

To generate working capital, between January 31, 2010, and December 14, 2012, we issued 8,280,668 shares of our common stock and warrants for the purchase of 7,727,001 shares to raise $2,438,401 under Regulations S and D promulgated under the Securities Act of 1933.

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

On September 21, 2012, we borrowed US $12,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

On October 29, 2012, we borrowed US $10,000 and issued a demand promissory note payable to the lender for the principal sum together with interest at 8% per annum.  See Related-party transactions below.

Challenges and risks

We do not anticipate generating any revenue over the next twelve months. We plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we have needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general worldwide downturn of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. We may consider entering into a joint venture partnership with a more senior resource company to complete a mineral exploration program on other properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

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

Related-party transactions

Table 9 describes the amounts due to related parties that were incurred during the fiscal year ended January 31, 2012, and the period ended October 31, 2012.

Table 9: Due to related parties
	October 31, 2012	January 31, 2012
Due to Da Costa Management Corp.	$266,936	$190,608
Due to Fladgate Exploration Consulting Corporation	873,863	658,950
Due to Minera Farellon Limitada	84,779	51,957
Due to Kevin Mitchell	14,488	4,047
Total due to related parties	$1,240,066	$905,562

During the nine months ended October 31, 2012 and 2011, we incurred the following expenses with related parties:
•	$162,407 and $225,491, respectively, in consulting and other business expenses for services provided by Da Costa Management Corp., a company owned by our CFO and treasurer
•
$341,213 and $555,678, respectively, in administration, advertising and promotion, mineral exploration, travel and other business expenses for services provided by or paid on our behalf by Fladgate Exploration Consulting Corporation, a company controlled by two of our directors

•
$20,819 and $51,788, respectively, in administration, automobile, rental, and other business expenses for services provided by Minera Farellon Limitada, a company owned by Richard Jeffs, the father of our president

•	$39,166 and $37,242, respectively, in administration expenses, salary and other reimbursable expenses with Kevin Mitchell, an officer of our Chilean subsidiary

Notes payable to related parties

Table 10 describes the promissory notes payable to related parties including accrued interest as at October 31, 2012, and January 31, 2012.

Table 10: Notes payable to related parties
	October 31, 2012	January 31, 2012
Note payable to the company owned by Richard Jeffs a	$–	$56,164
Notes payable to Richard Jeffs b	116,433	53,115
Notes payable to Caitlin Jeffs c	121,984	55,129
Notes payable to Fladgate Exploration Consulting Corporation c	68,232	63,910
Notes payable to John da Costa d	9,026	8,502
Total notes payable to related parties	$315,675	$236,820
a The principle amount of the note payable was $50,000. It was payable on demand, unsecured and bore interest at 6% per annum compounded monthly. Interest of $6,553 had accrued as at March 13, 2012, when it was repaid in full.
b The principle amount of the notes payable is $108,000. They are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $8,433 had accrued as at October 31, 2012.
c The principle amounts of the notes payable to Caitlin Jeffs are $95,000 Cdn and $22,000 US, they are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $4,946 had accrued as at October 31, 2012. The principle amount of the note payable to Fladgate Exploration Consulting Corporation is $62,389 Cdn; it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $5,818 had accrued as at October 31, 2012.
d The principle amount of the note payable to John da Costa is $8,500, it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $526 had accrued as at October 31, 2012.

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
101
The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements.

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

December 14, 2012

RED METAL RESOURCES LTD.

By:	/s/Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ John da Costa
John da Costa, Chief Financial Officer