Form 10-K
period 2013-01-31
RED METAL RESOURCES, LTD.
filed 2013-04-22
CIK 1358654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of July 29, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity was $2,793,881.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 17, 2013 was 17,956,969.

GLOSSARY OF SELECTED MINING AND TECHNICAL TERMS	1

NOTE ABOUT FORWARD-LOOKING STATEMENTS	2

ITEM 1: BUSINESS	3

General	3
Unproved mineral properties	4
Competition	23
Raw materials	23
Dependence on major customers	23
Patents/Trademarks/Licenses/Franchises/Concessions/Royalty Agreements/Labor Contracts	23
Costs and effects of compliance with environmental laws	24
Expenditures on research and development	24
Number of total employees and number of full-time employees	24

ITEM 1A: RISK FACTORS	24

ITEM 1B: UNRESOLVED STAFF COMMENTS	30

ITEM 2: PROPERTIES	30

ITEM 3: LEGAL PROCEEDINGS	30

ITEM 4: MINE SAFETY DISCLOSURES	30

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	30

ITEM 6: SELECTED FINANCIAL DATA	31

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	38

Index to Financial Statements	38

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	39

ITEM 9A: CONTROLS AND PROCEDURES	39

GLOSSARY OF SELECTED MINING AND TECHNICAL TERMS

The following is a glossary of selected mining terms used in the United States and Canada and referenced in this Annual Report on Form 10-K:

Table 1. Glossary

Term	Definition
Ag	Silver
Airborne survey	A survey made from an aircraft to obtain photographs, or measure magnetic properties, radioactivity, etc.
Assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.
Au	Gold
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
Net Smelter Return (“NSR”)
A payment made by a producer of metals based on the value of the gross metal production from the property, less deduction of certain limited costs including smelting, refining, transportation and insurance costs.

Orebody	A term used to denote the mineralization contained within an economic mineral deposit.
Outcrop	An exposure of rock or mineral deposit that can be seen on the surface, that is, not covered by soil or water.
Oxidation	A chemical reaction caused by exposure to oxygen that results in a change in the chemical composition of a mineral.
Oz	Ounce. A measure of weight in gold and other precious metals, correctly troy ounces, which weigh 31.1 grams as distinct from an imperial ounce which weigh 28.4 grams.
Shaft	A vertical passageway to an underground mine for moving personnel, equipment, supplies and material including ore and waste rock.
Strike	The direction, or bearing from true north, of a vein or rock formation measure on a horizontal surface.
Stringer	A narrow vein or irregular filament of a mineral or minerals traversing a rock mass.
Sulphides	A group of minerals which contains sulfur and other metallic elements such as copper and zinc. Gold is usually associated with sulphide enrichment in mineral deposits.
Tailings	Material rejected from a mill after most of the recoverable valuable minerals have been extracted.
Vein	A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.
Zone	An area of distinct mineralization.

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

On August 21, 2007, we formed Minera Polymet Limitada, a limited liability company, under the laws of the Republic of Chile.  We own 99% of Polymet, which holds our Chilean mineral property interests.  Under Chilean law, a resident of Chile must be a shareholder in a limitada.  To meet this requirement, 1% of Polymet is owned by a Chilean resident, an experienced manager who has organized an office and other resources for us to use and is Polymet’s legal representative in Chile. Polymet’s office is located in Vallenar, III Region of Atacama, Chile.  When we refer to “Red Metal”, the “company”, “we”, “us” or “our” in this report, we mean Red Metal Resources Ltd. together with Minera Polymet Limitada.

Our resident agent’s office is at 711 S. Carson Street, Suite 4, Carson City, Nevada, 89701.  Our business office is at 195 Park Avenue, Thunder Bay, Ontario, Canada, P7B 1B9.  Our telephone number is (807) 345-7384; our email address is admin@redmetalresources.com; and our web address is www.redmetalresources.com.  Information on our web site is not a part of this annual report.

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

We have a close working relationship with Minera Farellon Limitada (“Minera Farellon”), a Chilean company owned equally by Kevin Mitchell, Polymet’s legal representative in Chile, and Richard Jeffs, who holds more than 5% of our shares of common stock (see Table 22).  Minera Farellon investigates potential claims and often ties them up, by staking new claims, optioning or buying others’ claims, all at its own cost.  This gives us an opportunity to review the claims to decide whether they are of interest to us.  If we are interested, then we either proceed to acquire an interest in the property directly from the owner, or, if Minera Farellon has already obtained an interest, we take an option to acquire its interest. Minera Farellon, which is located in the city of Vallenar, also provides some of our logistical support in Vallenar under a month-to-month contract, which enables us to limit our operating expenses to those needed from time to time.

Unproved mineral properties

Due to a lack of operating capital, during the fiscal year ended January 31, 2013, we conducted no material exploratory operations on any of our properties.  Until we are able to raise operating capital, which we cannot assure that we can do, we will not be able to initiate new exploration efforts or continue the exploration efforts we have begun.  On February 11, 2013 we reported that we entered into a memorandum of understanding with Geoactiva Spa. ("Geoactiva") pursuant to which Geoactiva expressed an intention to acquire our Perth property, subject to the results of a due diligence investigation.  See the section below titled, “Memorandum of Understanding with Geoactiva Spa”.  The memorandum of understanding gives us confidence there is an opportunity to raise funds by selling some of our properties or by entering into joint venture agreements to develop some of our properties. We have three active properties which we have assembled since the beginning of 2007— the Farellon, Perth, and Mateo. These properties consist of both mining and exploration claims and are grouped into two district areas – Carrizal Alto area properties and Vallenar area properties.

Active properties

Table 2: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net areaa
Carrizal Alto area
Farellon
Farellon 1 – 8 claim	100%, mensura	66
Farellon 3 claim	100%, manifestacion	300
Cecil 1 – 49 claim	100%, mensura	230
Teresita claim	100%, mensura	1
Azucar 6 – 25 claim	100%, mensura	88
Stamford 61 – 101 claim	100%, mensura	165
Kahuna 1 – 40 claim	100%, mensura	200
		1,050	1,050
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 46 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot claim	100%, manifestacion	300
		2,404
Overlapped claims a		(121)	2,283
Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100% ,mensura	60
Mateo 1, 2, 3, 9,10,12, 13, 14 claims	100%, mensura in process	2,100
Mateo 4 and 5 claims	100%, pedimento	600
		2,892
Overlapped claims a		(469)	2,423

			5,756
a Some pedimentos and manifestacions overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

Our active properties as of the date of this filing are set out in Figure 1. These properties are accessible by road from Vallenar as illustrated in Figure 1 below.

Figure 1: Location and access to active properties.

Farellon property

The Farellon property consists of two groups of claims which are not contiguous but lie within the historical Carrizal Alto mining district southwest of the Carrizal Alto mine. Table 3 describes the claims and Figure 2 illustrates them.

Table 3: Farellon property
	Type
Claim	Mensura (ha)	Manifestacion (ha)	Pedimento (ha)
Farellon 1 – 8	66
Cecil 1 – 49	230
Teresita	1
Azucar 6 – 25	88
Stamford 61 – 101	165
Kahuna 1 – 40	200
Farellon 3		300
	750	300

Figure 2: Farellon property

The Farellon 1 – 8 is the first mineral claim that we acquired in Chile. It covers 66 hectares and is centered about 309,150 east and 6,888,800 south UTM PSAD56 Zone 19 in Province of Huasco, Commune of Huasco, III Region of Atacama, Chile.

We acquired the claim on April 25, 2008, for $550,000 and owe a royalty equal to 1.5% of the net proceeds that we receive from the processor to a maximum of $600,000 with a monthly minimum of $1,000 when we start exploiting the minerals extracted from the claim.  We can pay any unpaid balance of the royalty at any time. We have not yet exploited the claim.

On September 17, 2008, we bought the Cecil 1 – 49, Cecil 1 – 40 and Burghley 1 – 60 claims for $27,676. On December 1, 2009, we initiated the manifestacion process when we applied to convert the Cecil 1 – 40 and Burghley 1 – 60 exploration claims to mining claims.  In January 2013 we abandoned the manifestacion process for the Cecil 1-40 and Burghley 1-60 claims due to the fact that several mensuras underlying the claims covered the most prospective ground as outlined in our prospecting and mapping program completed in April 2012.

The Cecil claim covers 230 hectares and is centered at 310,250 east and 6,891,500 south UTM PSAD56 Zone 19 and lies approximately 1.7 kilometers north of the Farellon 1 – 8 border. The claim covers a 700 metre strike length of a mineralized vein interpreted to be part of the same mineralizing system as the Farellon 1 – 8 vein. An investigation completed during the Farellon 1 – 8 acquisition uncovered a broad regional reconnaissance sampling program completed in 1996 showing results from the areas covered by the Cecil claim. Results from the 1996 sampling show copper and gold grades similar to grades returned from the Farellon vein, indicating that the Cecil claim could have similar mineralized bodies.

Between July 2010 and November 2011 we registered seven pedimento, Farellon 3 through 9, at a cost of $2,408 to cover 1,800 hectares of ground around our Farellon 1 – 8 claim.  In January 2013 we allowed the Farellon 4 through 9 pedimentos to lapse due to underlying claims.  In February 2013 we commenced the manifestacion process with the Farellon 3 pedimento.

On August 21, 2012, we acquired four mineral claims – Azucar 6-25, Kahuna 1-40, Stamford 61-101, and Teresita – through the government auction for a total price of $19,784. The Azucar claim is the most prospective of these claims as it covers a 1,200 metre strike length of a mineralized vein interpreted to be part of the same mineralizing system as the Farellon 1 – 8 vein. Three parallel veins have also been identified on the Azucar claim during the 2012 mapping and prospecting program and can be seen on Figure 3.

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

Mine workings of various sizes are all along the Farellon property, but only one modern exploration program has been completed.  In 1996, the Farellon and two other veins, the Fortuna and the Theresa, were explored by an Australian junior mining company Minera Stamford S.A.  Their exploration included a large mapping and surface sampling program followed by a 34-hole RC drilling program.  Of these 34 drill holes, 23 were drilled on the Farellon 1 – 8 claim.  The RC drilling program on the Farellon claim consistently intersected oxide and sulphide facies mineralization along a 2 kilometer-long zone covering the Farellon claim and strike extents to the south.  Mineralization is 2 to 35 meters wide with an average width of 5 meters.  The mineralized zone consists of one or more discrete veins and, in places, stockwork veining and mineralization.  While drilling covered the length of the property, gaps up to 350 meters are untested and infill drilling is required to confirm an economic ore body. Table 4 presents the significant intersections from the 23 holes drilled on the Farellon claim in the 1996 drilling.

Table 4: Farellon historic significant intersections (1996)
Drill hole	Significant intervals (m)			Assay results
FAR–96	From	To	Length	Gold (g/t)	Copper (%)	Cobalt (%)
06	49	54	5	0.15	0.73	0.01
07	25	34	9	0.38	1.05	0.02
09	57	84	27	0.51	0.91	0.03
010	31	36	5	1.00	0.68	0.04
011	20	26	6	0.67	0.46	0.02
013	86	93	7	0.87	1.68	0.04
014	77	83	6	0.66	0.85	0.06
015	59	79	20	0.99	0.98	0.06
	99	109	10	0.18	1.02	0.03
016	24	26	2	0.95	1.57	0.02
	64	70	6	0.73	0.81	0.07
020	14	16	2	0.46	1.85	0.05
	39	43	4	0.75	0.90	0.03
021	22	25	3	4.17	5.29	0.11
022	29	39	10	1.53	1.31	0.04
	100	108	8	3.72	2.49	0.06
	50	53	3	0.48	1.10	0.06
023	59	64	5	0.28	0.78	0.03
	132	147	15	0.60	1.42	0.03
024	33	36	3	0.94	2.89	0.06
025	65	85	20	0.97	1.22	0.02
028	55	58	3	0.12	0.52	0.06
029	30	34	4	0.18	1.15	0.07
	82	87	5	0.09	0.96	0.01

Geology. The Farellon area has two major lithological units: Paleozoic metamorphic sediments consisting of schists, phyllites and quartzites; and the Franja Central diorites.  The metamorphosed sediments outcrop in the western part of the property and have been metamorphosed to lower greenschist facies and then extensively overprinted by hydrothermal alteration.  Hydrothermal alteration is directly associated with the shear zone.  The diorite underlies the eastern part of the project area and has been extensively intruded by northeasterly trending intermediate mafic dykes.  At the Farellon property, a small stock-like felsic body named Pan de Azucar intrudes the diorite.  The intrusive relationship between the diorite and metamorphic sediments always appear to be tectonic.  Within the property and at the main Carrizal Alto workings to the north, the major mineralization is intimately related to the south-southwest trending mylonitic sheared contact between the metamorphic sediments and the diorite.  The shear is considered a splay of the main Atacama Fault Zone and dips 30º to 65º west. This contact parallels the regional geological trend and coincides with a major lineament which extends for hundreds of kilometers.  The sheared contact is 50 meters to 200 meters wide over the 1.7-kilometre strike length of the Farellon property.  Veins are typically 3 to 15 meters wide, striking south-southwest and dipping approximately 65 degrees to the northwest.

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

Drilling (Fall 2009). In September 2009 we completed a 725-metre RC drilling program on the Farellon property. Table 5 summarizes the results of our drilling.

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

Table 5: Farellon drilling results (2009)
Drill hole	Assay interval (m)				Assay grade
FAR – 09		From	To	Core length	Gold (ppm)	Copper (%)
		31	34	3.0	0.81	1.99
A		79	109	30.0	0.18	0.62
	including	97	106	9.0	0.44	1.63
		56	96	40.0	0.27	0.55
	including	56	63	7.0	0.22	0.66
B		74	96	22.0	0.42	0.79
	including	75	86	11.0	0.67	1.35
C		73	103	30.0	0.79	0.55
	including	77	82	5.0	4.16	2.57
D		95	134	39.0	0.11	0.58
	including	95	103	8.0	0.33	2.02
E		25	30	5.0	0.54	1.35
		65	68	3.0	0.58	1.46

We commissioned Micon International Limited (“Micon”) to prepare a technical report that complies with Canadian National Instrument 43-101 summarizing the information obtained from this drilling program. Micon concluded that our drilling confirmed the general location and tenure of the mineralization identified during the 1996 drilling program and noted some minor disparities between historical 1996 gold and copper assays and the recent 2009 gold and copper assays in two of the drill holes—FAR–09–A and E. In FAR–09–E. Micon recommended that we investigate these disparities during the next phase of drilling.

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

Drilling (Summer 2011). During June through September 2011 we conducted a combined RC/diamond drill program on the Farellon property. The program was designed to continue to expand on the results of the 2009 drill program, as well as to continue confirming historical results along the strike. During this program we completed 11 drillholes for a total of 2,233m with the goal not only of better defining structural controls on mineralization but to examine the continuity of mineralization along strike and at depth. The target of the program was to outline a 700m mineralized strike length down to 200m vertical depth with approximate 75m intercept spacing, and to infill gaps 300m further to the North to increase intercepts to 150 m spacing.

Many of the existing intercepts in this area were from the 1996/97 drill program where no geological information can be located for these drill holes.  By infilling the area with drilling at 75 meter pierce points the aim was to increase confidence in the continuity and increase knowledge of the nature and structural controls on mineralization to aid further exploration planning. 2011 drill results confirmed that mineralization is still present downdip of past drilling intercepts and still open at depth. Infill drilling continued to confirm the continuity of the mineralization and aided in the development of a 3D model that will be used for any future drill planning.

2011 drilling confirmed the overall regional shear structural controls on mineralization occurring within the oblique fault contact between overlying Paleozoic Metasediments and underlying Jurassic intermediate intrusives. Supergene mineralization seems to occur within local faults not immediately within the lithological fault contact – possibly fault splays emanating off the main regional structure. In the 2011 drillholes, supergene copper-gold mineralization was intersected 50-150m downhole with abundant carbonate and iron oxide precipitation.

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

In spring of 2012 we commissioned Micon to complete a second 43-101 technical report. Micon now recommends that we conduct a much larger phase of exploration consisting of 5,000 meters of diamond drilling and 10,000 meters of RC drilling, and geophysical surveys and geological mapping. A geophysics survey using both magnetics and induced polarization will help to identify further mineralized structures on the property that may not have been noticed in the historic mapping. A phase two drill program would be at defined spacing to outline the continuity of mineralization leading to an initial resource estimation.  The depth of the drilling would be dependent on the results of the phase one drilling program. The estimated cost of this phase is $1.9 million.

Significant results of assays from the 2011 drill program are presented in  Table 6 below.

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

Figure 3 below illustrates the Farellon geology and the 2006, 2009 and 2011 drillhole collar locations as well as surface traces of mineralized vein systems:

308,000 mE
310,000 mE
312,000 mE
314,000 mE
N
0
1
2
kilometers
Carrizal Alto
Mine
Farellon Property
6,892,000 mN
6,890,000 mN
6,888,000 mN
Legend
Quaternary Alluvial Sediments
Late Jurassic Tonalite
Middle - late Jurassic Canto del Agua Diorites
Paleozoic Chañaral
Metasediment Schist and Gneisses
Mineralized Vein
Red Metal Property Outline
Mine Property Outline
Park Boundary
2011 Drillhole Collar
2009 Drillhole Collar
2006 Drillhole Collar
geology modified after:
Arevelo and Welkner, Septembre 2003
redmetal
RESOURCES
Geology and Drillhole Locations
Date: 23/02/2013
PSAD56 Zone 19
Farellon Property
III Region, Chile

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

Spring 2012 mapping program: In April of 2012 we completed a detailed mapping, prospecting and rock sampling program over the Farellon Property.  This program was designed to extend the known mineralized zone to the north and the south and to identify the best potential to expand on the known mineralized zone.  As a result of the mapping program, new ground was acquired at public auction in August 2012 to cover the strike extent of the mineralized veins.

Perth Property

On March 10, 2011, we purchased for $35,000 a group of 12 claims (the “Perth”) as described in Table 7 and illustrated in Figure 4.

Table 7: Perth property
	Type
Claim	Mensura /Mensura in process (ha)	Manifestacion (ha)
Perth 1 al 36 claim	109
Lancelot I 1 al 30 claim	300
Lancelot II 1 al 20 claim	200
Rey Arturo 1 al 30 claim	300
Merlin I 1 al 10 claim	60
Merlin I 1 al 24 claim	240
Galahad I 1 al 10 claim	50
Galahad I 1 al 46 claim	230
Percival III 1 al 30 claim	300
Tristan II 1 al 30 claim	300
Tristan IIA 1 al 5 claim	15
Camelot		300
	2,104a	300a
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

Exploration history.  Exploration programs on the Perth property have historically been limited to surface sampling and mapping programs completed in 2007 and 2008. Significant results from historic channel samples across the veins are shown in Table 8. Numerous artisanal mine workings on the property have previously been exploited for both copper and gold; however, no records of grade or tonnage can be located.

Table 8: Perth historic significant intersections
SAMPLE	Au g/t	Cu %	Co%	Length of Sample (m)
521617	2.5	0.39	0.03	1.0
521796	2.5	0.21	0.00	1.0
521629	2.8	0.76	0.19	3.5
56905	3.1	1.00	0.19	1.0
521610	3.5	0.30	0.02	0.5
521622	4.5	1.72	0.02	1.0
521788	4.5	0.19	0.00	2.0
56858	5.0	0.42	0.16	1.0
521789	5.5	0.29	0.00	2.0
521628	6.2	0.59	0.14	1.3
521609	10.7	0.35	0.07	1.0

Geology. The Perth property overlies the contact between Paleozoic metamorphic sediments and a Cretaceous tonalitic batholith. A swarm of north northeast trending fault related copper gold bearing quartz veins crosscuts the property. Surface mapping and sampling records show twelve veins identified so far on the south end of the property. The veins average two metres wide but have been measured up to six metres wide.

In spring of 2011 we completed a reconnaissance mapping and sampling program on the Perth property.  Geological mapping during the program identified four major areas where mineralization in veins appear to be concentrated.  Sampling consisted of 129 reconnaissance samples taken of vein material where veins outcropped at surface.  Significant results are summarized in Table 9 below.

Table 9: Perth 2011 significant reconnaissance samples
SAMPLE	Au g/t	Cu %
0003	7.47	1.73
0010	7.37	3.63
0016	8.86	2.29
0017	29.93	1.1
0033	21.66	2.85
0042	0.9	7.74
0077	10.2	2.43
0078	8.39	3.78
0097	4.42	0.14
0098	10.27	0.51
0099	3.61	0.19
0100	6.37	0.22
0110	22.58	1.51
0121	11.12	3.9

Figure 5 below illustrates the Perth geology as well as the historic and 2011 reconnaissance sample gold g/t assay results:

Figure 5 Perth Property Geology

Memorandum of Understanding with Geoactiva Spa.

On February 11, 2013, we entered into a Memorandum of Understanding (“MOU”) with Geoactiva Spa. The MOU confirmed  Geoactiva’s  intention to acquire 100% of the Perth mineral claims  through the execution of a mining option purchase agreement (the “Option Agreement”). Terms of the MOU are summarized below:

1. Option price. In order to maintain the option to purchase and to acquire the Perth property, Geoactiva must pay us the total amount of $1,000,000 USD in the following instalments:

Payment Price US$
Upon execution of Option Agreement (“Execution date”)	37,500
6 months after Execution date	37,500
12 months after Execution date	50,000
18 months after Execution date	50,000
24 months after Execution date	100,000
30 months after Execution date	100,000
36 months after Execution date	125,000
42 months after Execution date	250,000
48 months after Execution date	250,000
Total	1,000,000

All of the above payments shall be made only if Geoactiva wishes to keep the Option Agreement in force and finally to exercise the option to purchase.

Upon exercise of the Option Agreement and once the commercial production begins, Geoactiva will pay us NSR of 1.5% from the sale of gold, copper, and cobalt extracted from the Perth property. At any time after the exercise of the Option Agreement and Geoactiva’s fulfilment of the investment commitment of $3,500,000 in exploration expenditure, Geoactiva may purchase 100% NSR as follows:

Gold: paying US $5 per inferred ounce of gold, according to the definition of Inferred Mineral Resource in the CIM Definition Standards on Mineral Resources and Mineral Reserves

Copper: US $0.005 per inferred ounce of copper, according to the definition of Inferred Mineral Resource in the CIM Definition Standards on Mineral Resources and Mineral Reserves

Cobalt: If Geoactiva acquires the NSR with respect to gold, copper, or both, the NSR relating to cobalt will be terminated

Upon execution of the Option Agreement, Geoactiva will incur exploration expenditures, as follows:

US$
Within 12 months from execution date	500,000
12-24 months from execution date	1,000,000
24-36 months from execution date	1,000,000
36-48 months from execution date	1,000,000
Total	3,500,000

If Geoactiva fails to incur the required exploration expenditures during a specific period it may fulfill its obligations by paying us the outstanding amount in cash.

2. Due diligence. Geoactiva had 60 days (“Due Diligence Period”) from February 11, 2013, to conduct the legal, technical, and other background review of the Perth property. On April 5, 2013, we extended the Due Diligence Period until May 11, 2013. At any time during the Due Diligence Period, Geoactiva may communicate in writing of its decision to execute the Option Agreement. During the Due Diligence period and until the execution of the Option Agreement, we agreed to provide exclusivity rights to Geoactiva and refrain from any negotiations with third parties.

Mateo Property

We have assembled a group of claims: the Che Uno and Che Dos, the Margarita, and the Irene Uno and Irene Dos mining claims, and the Mateo exploration claims as described in Table 10 and illustrated in Figure 6.  The Mateo exploration claims overlap the Che, Margarita and Irene claims to secure the areas around the claims. Some of them may overlap others’ prior claims. We will acquire rights to these overlapped prior claims only if the owners forfeit their rights, and if we want the property. We acquired all of these claims for the same geological reasons and consider them one property, which we call the Mateo property.

Table 10: Mateo property
Claim	Type
	Mensura (ha)	Mensura in processa (ha)	Pedimentoa (ha)
Che Uno 1 – 8	32
Che Dos 1 – 10	44
Margarita 1 – 14	56
Irene Uno 1 – 2	10
Irene Dos 1 – 10	50
Mateo 1, 2, 3, 9,10,12, 13, 14		2,100
Mateo 4			300
Mateo 5			300
	192	2,100	600

a Some of the claims are staked over the mensuras to claim the ground surrounding them. See Figure 6.

 Figure 6: Mateo property

che uno and che dos claims

On October 10, 2008 Minera Farellon Limitada granted us the option to purchase the Che Uno and Dos claims. The Che claims cover 76 hectares centered about 339,002 east and 6,838,450 south UTM PSAD56 Zone 19. They are in the northwest corner of the Mateo property.  On April 12, 2011 we completed the acquisition of the Che claims by paying approximately $20,000 to Minera Farellon.

We continue to owe a royalty equal to 1% of the net proceeds that we receive from the processor to a maximum of $100,000 with no monthly minimum when we start exploiting the minerals we extract from the claim.   We have not yet exploited the claim.

margarita claim

We bought the Margarita mining claim on November 27, 2008 through a public auction for a total of $15,984.  The Margarita claim covers 56 hectares centered around 340,353 east and 6,838,347 south UTM PSAD56 Zone 19 located within the northeast corner of the Mateo claim.

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

mateo claims

The Mateo claims consist of eight mensura in process — Mateo 1 through 3, 9,10, and 12 through 14, and two pedimentos — Mateo 4 and 5, covering 2,220 hectares, which we staked between November 2008 and November 2011. The claims are centered about 337,675 east and 6,837,600 south UTM PSAD56 Zone 19 and cover a five-kilometer strike length of intensely altered volcanics with significant massive sulphide mineralization.

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

Exploration (2011).  During August through October 2011 we carried out an in-depth geological mapping and sampling program on the Mateo property.  The Mateo property has very diverse mineralization styles through the property which includes mantos, veins, breccias and porphyries with significant gold and copper. A total of 138 reconnaissance samples were collected over the property. The highest assay values returned from reconnaissance samples were 21g/t Au and 10.3% Cu but more common values were between 1-3g/t Au and 1-3% Cu. Table 11 summarizes the significant assay results.

Table 11: Mateo significant intersections
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

337,000 mE
339,000 mE
341,000 mE
6,841,000 mN
6,839,000 mN
6,837,000 mN
6,835,000 mN
0
1,000
2,000
meters
N
Mina Jilguero
Mina Margarita
Mina Irene
Zone B
Don Hernan Zone
Mina San Francisco
Mina Claudia
Mina Negro Jose
Zone A
CuT%
2.0 - 10.3
1.0 - 2.0
0.6 - 1.0
0.2 - 0.6
0 - 0.2
Gravas de Atacama
Alluvial Deposit
Andesite, Volcanic Breccia and Limestone
Calcarenite, Volcarenite
Hornblende Andesite Porphyry
Dacite Andesite Porphyry
Granodiorite, Tonalite, Quartz Monzonite
Dacite Domes
Silicified Breccia
Interpreted Fault
geology modified after:
Arevelo, Mourgues, Chavez 2009
redmetal
RESOURCES
Total Copper %
Reconaissance Samples
Date: 22/02/2013
Mateo Property
PSAD56 Zone 19

Figure 7: Mateo property geology

2011 Ground Magnetic Survey

During September 2011, we engaged Quantec International Project Services Ltd. to complete a ground magnetic survey on the Mateo Property. The ground magnetic survey consisted of 70 survey lines with an EW orientation, and two control lines with a NS orientation. The survey lines were separated by 100m, and data was collected at 10m intervals on all lines. A total of 218.49km of magnetic data was collected. The survey outlined areas of high and low magnetic response. Areas of high magnetic response indicated the presence of elevated levels of magnetic minerals such as magnetite, pyrotite and hematite whereas areas of low magnetic response may be caused by alteration processes such as magnetite destruction or may simply indicate rock types that never had magnetic minerals.

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

veta negra (former property)

During June and July 2011 we carried out a preliminary exploration program on our former Veta Negra property. As a result of the program we discovered a defined and continuous copper mineralized manto continuing on from the main manto previously known to exist. At the conclusion of this program three mantos were traced on surface, one manto, the East Manto, was traced for 1.9km on surface before becoming buried by surface rock, a second manto, the West Manto, was traced for a one kilometer strike length and a third manto, the Far West Manto, was traced for a 500 metre strike length.

After reviewing exploration results and considering the acquisition costs we decided to terminate the active development of this property, writing off $81,233 in acquisition costs. However, we are still considering certain sections of Veta Negra as part of our generative claims as described below.

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

Abandoned claims

During the year ended January 31, 2013, we wrote off the former Veta Negra property, abandoned several claims within the Farellon property and wrote off certain generative claims, which resulted in a write off of  acquisition costs  of $83,159.

During the year ended January 31, 2012, we wrote off certain mineral claims with a paid cost of $15,471 and capitalized non-cash expenditures of $2,433 as we decided not to pursue exploration of the claims.

Competition

The mineral exploration business is an extremely competitive industry.  We are competing with many other exploration companies looking for minerals.  We are one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, we compete with other similar companies for financing and joint venture partners, and for resources such as professional geologists, camp staff, helicopters and mineral exploration contractors and supplies.  We do not represent a competitive presence in the industry.

Raw materials

The raw materials for our exploration programs include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of local suppliers.

Dependence on major customers

We have no customers.  Our first customer likely will be ENAMI, which refines and smelts copper from the ore that it buys from Chile’s small- and medium-scale miners.  ENAMI is located in Vallenar.  We could also sell our ore to the Dos Amigos heap leach facility located approximately fifty kilometers south of Vallenar in Domeyko.

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

None of the exploration work that we have completed to date requires an environmental permit. We must repair any damage done to the land during exploration. Some of our claims are within the boundaries of a national park. According to the Mining Code of Chile, we will have to get written authorization from the government to mine or complete any exploration work within the park boundaries. We submitted an application to the government in December 2011 to explore within the park boundaries.  We received a response to our application requesting we complete an environmental study on the area we are applying to work in.  As part of this study we will have to hire an environmental consultant to investigate if any significant archeological remains exist in the area we intend to work in. Mapping and prospecting work completed north of the park boundary on the Farellon property has shown potential to expand the mineralized zone to the north where exploitation would not fall within the park boundaries.  The Company has decided to focus exploration north of the park boundary to determine the potential of the entire mineralized area to host an economic deposit before pursuing the application to work within the park boundary any further.

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

Number of total employees and number of full-time employees

Red Metal does not have any employees. Caitlin Jeffs, Michael Thompson, and John da Costa, who are directors and officers, provide their services to the company as independent consultants.  Polymet retains the services of Kevin Mitchell, who is Polymet’s legal representative and manager in Chile, and two administrative employees. We contract for the services of geologists, prospectors and other consultants as we require them to conduct our exploration programs.

ITEM 1A: RISK FACTORS

In addition to the factors discussed elsewhere in this annual report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

During the fiscal years ended January 31, 2013 and 2012 we earned no significant revenue while our operating expenses totalled $1,108,226 and $2,928,188, respectively. If we do not find sources of financing as and when we need them, we may be required to cease our operations.

Mineral exploration and development are very expensive.  During the fiscal year that ended on January 31, 2013, we earned $7,804 in geological consulting revenue while our operating expenses totalled $1,108,226. During the fiscal year that ended on January 31, 2012, we earned no royalty revenue while our operating expenses totalled $2,928,188. This resulted in a total accumulated loss of $7,085,429 since inception. As of January 31, 2013 we had cash of $3,151.  Since inception, we have sold our securities and borrowed money to fund our operations.  Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue, obtain additional financing, or enter into joint venture agreements.  Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities.  If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

Our financial statements have been prepared assuming that we will continue as a going concern.   Except for approximately $23,500 of royalty and consulting income, we have not generated any revenue since inception and have accumulated losses.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue our operations depends on our ability to complete equity or debt financings as we need capital or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

Unfavorable economic conditions have had a material adverse effect on us since raising capital to continue our operations is more difficult.

The financial crisis which began in 2007 and continues today has had an adverse impact on our business and financial position, since we must rely on sales of our securities and loans to continue our operations.  We have found that there is less capital available to us and less appetite for risk by investors.  Furthermore, we have found that locating other mineral exploration companies with available funds who are willing to engage in risky ventures such as the exploration of our properties has become very difficult since the economic downturn.  If we are unable to raise additional capital, we may not be able to develop our properties or continue our operations.

Our business was formed in January 2005 and our operations, to date, have earned only minimal revenues.  Due to the high costs of acquiring and exploring claims, we may never be profitable.  We expect to continue to incur operating losses during the next 12 months.

We were incorporated on January 10, 2005, and to date have been involved primarily in organizational activities, acquiring and exploring mineral claims and obtaining financing.  We have earned minimal revenues and we are not profitable.  Whether we will be successful as a mining company must be considered in light of the costs, difficulties, complications and delays associated with our proposed exploration programs.  These potential problems include, but are not limited to, finding claims with mineral deposits that can be cost-effectively mined, the costs associated with acquiring the properties and the unavailability of human or equipment resources.  We have a short history and have had no more than minimal operations until April 25, 2008 when we acquired the mining claims known as Farellon Alto 1 – 8 in Chile.  We cannot assure you that we will ever generate significant revenue from our operations or realize a profit.  We expect to continue to incur operating losses during the next 12 months.

We owe approximately $1.64 million to related parties.  It is our intention to issue shares of our common stock to pay a portion of this debt, which will result in substantial dilution to our existing shareholders.

As of January 31, 2013, we owed approximately $1.64 million to related parties for loans and for services rendered to us.  We do not have the cash resources to pay this debt therefore we are planning to partially pay these individuals by issuing shares of our common stock to them.  Because the market value of our common stock is very low, the number of shares that we issue will be significant and will result in substantial dilution to our current shareholders in the book value of their common stock.

If we register the shares of common stock we issue to pay part of our related party debt, the price of our common stock could decline.

If we register the common stock we issue as a payment for part of our related party debt, the shares could be sold without restriction, which could have the effect of driving down the price of our common stock in the market.

Our joint development and operating arrangements may not be successful.

We have in the past, and may in the future, enter into joint venture arrangements in order to share the risks and costs of developing and operating properties. In a typical joint venture arrangement, the partners own a proportionate share of the assets, are entitled to indemnification from each other and are only responsible for any future liabilities in proportion to their interests in the joint venture. If a party fails to perform its obligations under a joint venture agreement, we could incur liabilities and losses in excess of our pro-rata share of the joint venture.  We make investments in exploration and development projects that may have to be written off in the event we do not proceed to a commercially viable mining operation.

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

In certain instances, such as trading securities based on material non-public information, a director or officer may incur liability to shareholders for losses sustained by the shareholders as a result of the director’s or officer’s illegal or negligent activity.  However, all of our directors and officers live and maintain a substantial portion of their assets outside the U.S.  As a result it may be difficult or impossible to effect service of process within the U.S. upon these directors and officers or to enforce in the courts any judgment obtained here against them predicated upon any civil liability provisions of the U.S. federal securities laws.

Foreign courts may not entertain original actions predicated solely upon U.S. federal securities laws against these directors or officers and judgments predicated upon any civil liability provisions of the U.S. federal securities laws may not be directly enforceable in foreign countries.

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

We have no known mineral reserves and if we cannot find any, we may have to cease operations.

It is unknown whether our properties contain viable mineral reserves.  If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we may have to cease operations and you may lose your investment.  Mineral exploration is a highly speculative endeavor.  It involves many risks and is often non-productive.  Even if mineral reserves are discovered on our properties, our production capabilities will be subject to further risks and uncertainties including:

(i)
Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)	Availability and costs of financing;
(iii)	Ongoing costs of production; and
(iv)	Environmental compliance regulations and restraints.

In the future we may be required to comply with government regulations affecting mineral exploration and exploitation, which could adversely affect our business, the results of our operations and our financial condition.

The mining business is subject to various levels of government control and regulation, which are supplemented and revised from time to time.  We cannot predict what legislation or revisions might be proposed that could affect our business or when any such proposals, if enacted, might become effective.  Our exploration activities are subject to laws and regulations governing worker safety, and, if we explore within the national park that is part of our Farellon property, protection of endangered and other special status species as well as protection of significant archeological remains, if there are any, will likely require compliance with additional laws and regulations.   The cost of complying with these regulations has not been burdensome to date, but if we mine our properties and process more than 5,000 tonnes of ore monthly, we will be required to submit an environmental impact study for review and approval by the federal environmental agency.  We anticipate that the cost of such a study will be significant.  If the study were to show too great an adverse impact on the environment, we might be unable to develop the property or we might have to engage in expensive remedial measures during or after developing the property, which could make production unprofitable.  This requirement could materially adversely affect our business, the results of our operations and our financial condition if we were to proceed to mine a property or process ore on the property.  We have no immediate or intermediate plans to process ore on any of our properties.

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

We sometimes hold a significant portion of our cash in U.S. dollars.  Currency exchange rate fluctuations can result in conversion gains and losses and diminish the value of our U.S. dollars.  If the U.S. dollar declined significantly against the Canadian dollar or the Chilean peso, our U.S.-dollar purchasing power in Canadian dollars and Chilean pesos would also significantly decline and that could make it more difficult to conduct our business operations.  We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

Because our directors are not independent they can make and control corporate decisions that may be disadvantageous to other common shareholders.

Our securities are not listed on a national securities exchange or quoted on an inter-dealer quotation system that requires that directors be independent.  Using the definition of “independent” in Rule 5605 of Nasdaq’s Rules, we have determined that none of our directors are independent. Our directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

We do not expect to declare or pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain any earnings to develop, carry on, and expand our business.

 “Penny stock” rules may make buying or selling our common stock difficult, and severely limit its marketability and liquidity.

Because our securities are considered a penny stock, shareholders will be more limited in their ability to sell their shares. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common shares is less than $5.00 per share, the common shares will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

•	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such shares; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our shares.

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company we are not required to provide this information.

ITEM 2: PROPERTIES

Our executive offices are located at 195 Park Avenue, Thunder Bay, Ontario, Canada, P7B 1B9.  Our president, Caitlin Jeffs, provides this space free of charge although she is under no obligation to do so.  We also have a field and administrative office in Vallenar, Chile, which we rent on a month to month basis at the rate of 550,000 Chilean pesos (approximately $1,000) per month.   We believe that these properties are suitable and adequate for our business operations.

We have assembled interests in three mineral properties in Chile—the Farellon, Perth, and Mateo,—which we have described in Item 1 above.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets are the subject of any pending legal proceedings.

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

Table 12: High and low bids
	High	Low
Fiscal year ended January 31, 2013
First quarter	$0.61	$0.38
Second quarter	$0.38	$0.25
Third quarter	$0.25	$0.11
Fourth quarter	$0.17	$0.014
Fiscal year ended January 31, 2012
First quarter	$0.45	$0.25
Second quarter	$0.45	$0.37
Third quarter	$0.58	$0.36
Fourth quarter	$0.52	$0.42

As of April 17, 2013, we had approximately 33 shareholders of record according to a shareholder’s list provided to us by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Table 13 provides information as of January 31, 2013, regarding the compensation plan (Amended and Restated Red Metal Resources Ltd. 2011 Equity Incentive Plan) under which equity securities of Red Metal are authorized for issuance.

Table 13. Equity compensation plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,040,000	$0.50	560,000

Recent Issuances of Unregistered Securities

We did not issue any unregistered securities during the last quarter of our fiscal year.

ITEM 6:  SELECTED FINANCIAL DATA

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

We have generated only minimal revenue from operations and are dependent upon the equity markets for our working capital. Despite the current market volatility, we are optimistic that we can raise equity capital under these market conditions. We completed an offering of 6,723,333 units on April 7, 2011 at $0.30 per unit. Each unit consisted of one share of our common stock and one warrant for the purchase of one share of common stock exercisable at $0.50 per share for two years.  We have since reduced the exercise price of the warrants to $0.10 per share and extended the term to April 7, 2014.  We realized net cash proceeds of $1,862,462 from this offering and the payment of $130,000 in debt.

On September 2, 2011, we adopted the Red Metal Resources Ltd. 2011 Equity Incentive Plan and reserved 1,600,000 shares of our common stock for awards under the Plan. On the same day we issued options to purchase 1,040,000 shares of our common stock to directors, officers, employees and consultants who provide services to Red Metal.  The options have an exercise price of $0.50 per share and a term of 2 years.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, we have three employees in Chile and engage part time assistants during our exploration programs. Most of our support — such as vehicles, office and equipment — is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on two of our mineral claims – Farellon and Che. These royalties are payable once exploitation begins.

Please refer to the section ‘Unproved Mineral Properties’ under Item 1 of this report for a detailed description of our unproved mineral assets and associated exploration campaigns.

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

Planned Issuance of Common Stock

As of January 31, 2013 we owed approximately $1.64 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we are planning to partially pay the debt with shares of our common stock.  We anticipate that, because of the low price of our common stock, we will issue a substantial number of shares for this purpose, although no final terms have been agreed upon by the company and these individuals.  The issuance of these shares will likely result in substantial dilution to the book value of our common stock held by our existing shareholders.  Furthermore, if we were to register these shares, they could be sold without restriction, which could have the effect of driving down the price of our common stock in the market.

Results of operations

summary of financial condition

Table 14 summarizes and compares our financial condition at January 31, 2013 and 2012.

Table 14: Comparison of financial condition
	January 31, 2013	January 31, 2012
Working capital deficit	$(2,083,112)	$(1,401,135)
Current assets	$4,142	$69,623
Unproved mineral properties	$852,611	$796,828
Total liabilities	$2,087,254	$1,470,758
Common stock and additional paid in capital	$5,976,058	$5,483,934
Deficit	$(7,085,429)	$(5,985,007)

comparison of prior quarterly results

Table 15 and Table 16 present selected financial information for each of the past eight quarters.

Table 15: Summary of quarterly results (2013)
	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Revenue	$7,804	$–	$–	$–
Net loss	$(397,663)	$(296,728)	$(250,578)	$(155, 453)
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Table 16: Summary of quarterly results (2012)
	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
Revenue	$–	$–	$–	$–
Net loss	$(285,276)	$(782,841)	$(1,285,535)	$(574,536)
Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.08)	$(0.03)

During the quarters ended July 31, 2011, October 31, 2011, and January 31, 2012, our operating expenses were mainly associated with the drilling program on the Farellon property and exploration campaigns on other properties, including associated travel and geological consulting expenses incurred between May and September 2011, and subsequent data analysis. During the quarter ended October 31, 2011, we granted 1,040,000 stock options to certain directors, employees, and consultants that resulted in a non-cash expense of $527,318 (after adjustment taken on January 31, 2012), increasing our net loss. During the quarter ended January 31, 2012, we experienced higher legal costs as we explored the possibility of listing our shares on the TSX Venture Exchange. During the quarter ended April 30, 2012, we prepared an updated NI 43-101 report on our Farellon property, which resulted in increased exploration expenses, and we continued with the due diligence review related to listing our common stock on the TSX Venture Exchange, which resulted in increased professional and regulatory fees. During the quarter ended July 31, 2012, we kept our exploration and due diligence activities at a moderate level, which resulted in a decrease in our net loss for the quarter. During the quarters ended October 31, 2012 and January 31, 2013, we continued maintaining our operations at a lower level; excluding the written down unproved mineral claims, our net loss for the quarter ended October 31, 2012 was $174,345; net loss for the quarter ended January 31, 2013 amounted to $155,453.

Selected Financial Results

years ended January 31, 2013 and January 31, 2012

Our operating expenses for the years ended January 31, 2013 and 2012 and the changes in our operating results between those periods are summarized in Table 17.

Table 17: Changes in operating results
	Year ended January 31,		Changes between the years ended January 31,
	2013	2012	2013 and 2012
Operating Expenses:
Administration	$40,355	$44,056	(3,701)
Advertising and promotion	39,840	202,125	(162,285)
Amortization	4,489	3,107	1,382
Automobile	7,166	27,662	(20,496)
Bank charges	6,346	6,374	(28)
Consulting fees	232,068	318,914	(86,846)
Interest on current debt	165,387	104,314	61,073
IVA Expense	4,640	33,780	(29,140)
Mineral exploration costs	231,852	1,156,868	(925,016)
Office	21,189	25,631	(4,442)
Professional fees	105,468	225,858	(120,390)
Rent	13,579	13,582	(3)
Regulatory	39,651	28,433	11,218
Travel and entertainment	32,223	96,014	(63,791)
Salaries, wages and benefits	81,148	84,029	(2,881)
Stock based compensation	-	527,318	(527,318)
Foreign exchange loss	(334)	14,653	(14,987)
Write-down of unproved mineral properties	83,159	15,470	67,689
Net operating expenses	$1,108,226	$2,928,188	$(1,819,962)

Operating expenses. Our operating expenses decreased by $1,819,962, or 62%, from $2,928,188 for the year ended January 31, 2012 to $1,108,226 for the year ended January 31, 2013.

The most significant year-to-date changes were:

•
During the year ended January 31, 2012, we carried out an active drilling program on our Farellon property and accomplished exploration campaigns on our Mateo and Veta Negra properties, which resulted in $1,156,868 in mineral exploration expenses. During the year ended January 31, 2013, we maintained our exploration activities at a lower level that resulted in a decrease of $925,016 or 80% in mineral exploration expenses.

•
Due to the reduction in our mineral exploration activities during the fiscal year ended January 31, 2013, we significantly decreased our advertising and travel budget which resulted in decreases of $162,285 or 80% and $63,791 or 66% in advertising and promotion, and travel and entertainment expenses, respectively.

•
During the year ended January 31, 2012, we completed a private equity financing and prepared and filed a registration statement on form S-1, which resulted in professional and legal fees of $225,858. During the year ended January 31, 2013, we did not incur similar expenses, which resulted in a decrease in our professional and legal fees of $120,390, or 53%.

•	During the year ended January 31, 2013, we restructured our accounting and financial advisory operations which resulted in a reduction of $86,846 or 27% in our consulting expenses.
•
During the year ended January 31, 2013, we wrote down $83,159 in mineral property acquisition costs after we determined the costs of maintaining our Veta Negra property exceeded its fair value. The property consisted of the Veta Negra, Exon and Pibe mining claims and several smaller exploration claims. During the year ended January 31, 2012, we wrote down $15,470 after we abandoned several exploration claims included in the Mateo property.

•
On September 2, 2011 we adopted the Red Metal Resources Ltd. 2011 Equity Incentive Plan and granted 1,040,000 options to our officers, directors, and consultants. We recorded $527,318 in employee stock option expense associated with these grants.  We had no such expense during the year ended January 31, 2013.

Net loss. We had a net loss of $1,100,422 for the year ended January 31, 2013, compared to a net loss of $2,928,188 for the year ended January 31, 2012. The decrease in net loss was mainly associated with the conclusion of our drilling and mapping programs on our Farellon and Mateo properties, which resulted in a decrease in mineral exploration and automobile expenses. Reduced advertising activity, restructured consulting services, and the absence of stock based compensation also contributed to the overall decrease in our costs.

Liquidity

going concern

The consolidated financial statements included in this annual report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements, if possible.  At January 31, 2013, we had a working capital deficit of $2,083,112 and accumulated losses of $7,085,429 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties.

Sources and uses of cash

years ended January 31, 2013 and 2012

Table 18 summarizes our sources and uses of cash for the years ended January 31, 2013 and 2012.

Table 18:  Summary of sources and uses of cash
	January 31,
	2013	2012
Net cash provided by financing activities	$344,692	$2,145,606
Net cash used in operating activities	(204,769)	(1,944,032)
Net cash used in investing activities	(138,942)	(170,089)
Effect of foreign currency exchange	(22,385)	(15,673)
Net increase (decrease) in cash	$(21,316)	$15,812

Net cash provided by financing activities.

During the year ended January 31, 2013, we issued 767,335 shares of our common stock to four subscribers for $270,301; borrowed $57,000 from a shareholder; borrowed $22,000 US and $52,000 Cdn (approximately $51,944 US) from our director; and repaid a $56,553 loan including accrued interest to a company owned by a significant shareholder.

During the year ended January 31, 2012, as part of the private offering completed on April 7, 2011, we issued 6,290,000 units at $0.30 per unit for cash proceeds of $1,828,099, net of $58,900 in commissions paid to agents, and 433,333 units at $0.30 per unit in payment of $130,000 in debt. Each unit consisted of one share of our common stock and a two-year warrant exercisable for one share of our common stock at $0.50 per share. On April 5, 2013, we extended the term of these warrants for an additional year, to April 7, 2014, and lowered the exercise price to $0.10. We received $25,000 on exercise of a warrant for 83,333 shares at $0.30 per share. See Non-cash financing transactions below.

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

Non-cash financing transactions. During the year ended January 31, 2012, as part of the private offering completed on April 7, 2011, the Company’s CEO converted loans in the amount of $50,000 into 166,666 units and the Company’s CFO converted loans in the amount of $80,000 into 266,667 units. In addition, a significant shareholder elected to exercise a warrant for the purchase of 166,667 shares of common stock at an exercise price of $0.30 per share through the cancellation of a loan in the amount of $50,000.

During the year ended January 31, 2013, we did not have any non-cash financing transactions.

Net cash used in operating activities.

During the year ended January 31, 2013, we used net cash of $204,769 in operating activities. We used $1,100,422 to cover operating costs. This use of cash was offset by a decrease of $44,165 in prepaids; net increases in accounts payable of $95,343 and accrued liabilities of $20,425; accounts payable to related parties of $595,243 for administration, consulting, advertising and promotion, mineral exploration, and travel expenses; and accrued interest on our notes payable to related parties of $22,829.

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

Net cash used in investing activities.

During the year ended January 31, 2013, we spent $138,942 on acquisition of mineral claims, options to acquire mineral claims, and on property taxes associated with our mineral claims.

During the year ended January 31, 2012, we spent $150,269 on acquisition of mineral claims, options to acquire mineral claims, and on property taxes associated with our mineral claims.  We also spent $19,820 on the purchase of equipment.

Since inception through January 31, 2013, we have invested $1,315,980 in acquiring our mineral claims and $19,820 for acquisition of other capital assets.

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

Contingencies and commitments

We had no contingencies at January 31, 2013.

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

•	Mineral property taxes payable of approximately $48,000 per annum.

Equity financing

To generate working capital, between February 1, 2011 and April 14, 2013 we issued 7,740,668 shares of our common stock and warrants for the purchase of 7,187,001 shares to raise $2,303,401 under Regulations S and D promulgated under the Securities Act of 1933.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financing, the issuance of additional shares will result in dilution to our existing shareholders.

Debt financing

Between February 1, 2011 and January 31, 2013, we borrowed a total of $307,889 from related parties.  Of this amount, $63,930 has been repaid.  Information about these transactions is included in the section of this report titled “Certain Relationships and Related Transactions, and Director Independence”.

Challenges and risks

We do not anticipate generating any revenue over the next twelve months. We plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general downturn, worldwide, of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. In addition to our planned Perth joint venture agreement, we may consider entering into a joint venture partnership with other resource companies to complete a mineral exploration program on other properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at January 31, 2013, we owed approximately $1.64 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we are planning to partially pay this debt with shares of our common stock.  We anticipate that, because of the low price of our common stock, we will issue a substantial number of shares for this purpose, although no final terms have been agreed upon by the company and these individuals.  The issuance of these shares will likely result in substantial dilution to the book value of our common stock held by our existing shareholders.  Furthermore, if we were to register these shares, they could be sold without restriction, which could have the effect of driving down the price of our common stock in the market.

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

Trends, events or uncertainties that may impact results of operations or liquidity

The financial crisis which began in 2007 and continues today has had an adverse impact on our business and financial position, since we must rely on sales of our securities and loans to continue our operations.  We have found that there is less capital available to us and less appetite for risk by investors.  Furthermore, we have found that locating other mineral exploration companies with available funds who are willing to engage in risky ventures such as the exploration of our properties has become very difficult since the economic downturn.  If we are unable to raise additional capital, we may not be able to develop our properties or continue our operations.

Off-balance sheet arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Related-party transactions

Related-party transactions are disclosed in Item 13 on page 44 of this annual report.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page No.
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of January 31, 2013 and January 31, 2012	F-2
Consolidated Statements of Operations for the years ended January 31, 2013 and 2012, and the period from inception (January 10, 2005)	F-3
Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 10, 2005 (inception) to January 31, 2013	F-4
Consolidated Statements of Cash Flows for the years ended January 31, 2013 and 2012, and the period from inception (January 10, 2005)	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Red Metal Resources, Ltd.:

We have audited the accompanying consolidated balance sheets of Red Metal Resources Ltd. (the “Company”) (an exploration stage company) as at January 31, 2013 and January 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the cumulative period from January 10, 2005 (inception) to January 31, 2013.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2013 and January 31, 2012 and the results of its operations and its cash flows for the years then ended and for the period from January 10, 2005 (inception) to January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 17, 2013

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2013	January 31, 2012

ASSETS
Current assets

Cash	$3,151	$24,467
Prepaids and other receivables	991	45,156
Total current assets	4,142	69,623

Equipment, net	12,224	16,713
Unproved mineral properties	852,611	796,828
Total assets	$868,977	$883,164

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$302,018	$206,675
Accrued liabilities	142,126	121,701
Due to related parties	1,308,982	905,562
Notes payable to related party	334,128	236,820
Total liabilities	2,087,254	1,470,758

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 17,956,969 and 17,189,634 issued and outstanding at January 31, 2013 and 2012	17,957	17,190
Additional paid in capital	5,958,101	5,466,744
Deficit accumulated during the exploration stage	(7,085,429)	(5,985,007)
Accumulated other comprehensive loss	(108,906)	(86,521)
Total stockholders' deficit	(1,218,277)	(587,594)
Total liabilities and stockholders' deficit	$868,977	$883,164

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,		From January 10, 2005 (Inception)
	2013	2012	to January 31, 2013
Revenue

Royalties	$-	$-	$15,658
Geological services	7,804	-	7,804
	7,804	-	23,462
Operating expenses
Administration	40,355	44,056	359,551
Advertising and promotion	39,840	202,125	567,075
Amortization	4,489	3,107	7,596
Automobile	7,166	27,662	100,547
Bank charges	6,346	6,374	29,332
Consulting fees	232,068	318,914	1,017,330
Interest on current debt	165,387	104,314	378,495
IVA expense	4,640	33,780	38,420
Mineral exploration costs	231,852	1,156,868	2,137,106
Office	21,189	25,631	74,126
Professional development	-	-	5,116
Professional fees	105,468	225,858	799,605
Rent	13,579	13,582	68,850
Regulatory	39,651	28,433	116,730
Travel and entertainment	32,223	96,014	324,903
Salaries, wages and benefits	81,148	84,029	217,859
Stock based compensation	-	527,318	527,318
Foreign exchange loss	(334)	14,653	14,618
Write-down of unproved mineral properties	83,159	15,470	324,314
	1,108,226	2,928,188	7,108,891

Net loss	$(1,100,422)	$(2,928,188)	$(7,085,429)

Net loss per share - basic and diluted	$(0.06)	$(0.19)

Weighted average number of shares outstanding - basic and diluted	17,865,307	15,759,661

The accompanying notes are an integral part of these consolidated financial statements

 RED METAL RESOURCES LTD.
 (AN EXPLORATION STAGE COMPANY)
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO  JANUARY 31, 2013

	Common Stock Issued				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive (Loss)	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss	-	-	-	(710,745)	-	(710,745)
Foreign currency exchange loss	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss for the year ended January 31, 2011	-	-	-	(672,618)	-	(672,618)
Foreign currency exchange loss	-	-	-	-	(13,438)	(13,438)

Balance at January 31, 2011	10,216,301	10,217	2,913,300	(3,056,819)	(70,848)	(204,150)

Common stock issued for cash	6,290,000	6,290	1,821,810	-	-	1,828,100
Common stock issued for debt	433,333	433	129,567	-	-	130,000
Warrants exercised for cash	83,333	83	24,916	-	-	24,999
Warrants exercised for debt	166,667	167	49,833	-	-	50,000
Stock options	-	-	527,318	-	-	527,318
Net loss for the year ended January 31, 2012	-	-	-	(2,928,188)	-	(2,928,188)
Foreign currency exchange loss	-	-	-	-	(15,673)	(15,673)

Balance at January 31, 2012	17,189,634	17,190	5,466,744	(5,985,007)	(86,521)	(587,594)

Warrants exercised for cash	500,000	500	149,500	-	-	150,000
Common stock issued for cash	267,335	267	120,034	-	-	120,301
Extinguishment of related party debt	-	-	191,823	-	-	191,823
Donated services	-	-	30,000	-	-	30,000
Net loss for the year ended January 31, 2013	-	-	-	(1,100,422)	-	(1,100,422)
Foreign currency exchange loss	-	-	-	-	(22,385)	(22,385)

Balance at January 31, 2013	17,956,969	$17,957	$5,958,101	$(7,085,429)	$(108,906)	$(1,218,277)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended Janaury 31,		From January 10, 2005 (Inception)
	2013	2012	to January 31, 2013
Cash flows used in operating activities:
Net loss	$(1,100,422)	$(2,928,188)	$(7,085,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	30,000	-	44,250
Write-down of unproved mineral properties	83,159	15,470	324,315
Amortization	4,489	3,107	7,596
Stock based compensation	-	527,318	527,318

Changes in operating assets and liabilities:
Prepaids and other receivables	44,165	(7,584)	(991)
Accounts payable	95,343	10,018	302,018
Accrued liabilities	20,425	31,380	282,850
Due to related parties	595,243	395,451	1,838,829
Accrued interest on notes payable to related party	22,829	8,996	105,575

Net cash used in operating activities	(204,769)	(1,944,032)	(3,653,669)

Cash flows used in investing activities:
Purchase of equipment	-	(19,820)	(19,820)
Acquisition of unproved mineral properties	(138,942)	(150,269)	(1,315,980)

Net cash used in investing activities	(138,942)	(170,089)	(1,335,800)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	131,032	306,889	1,292,311
Repayment of related party notes, including accrued interest	(56,553)	(14,382)	(70,935)
Proceeds from issuance of common stock	270,301	1,853,099	3,880,150

Net cash provided by financing activities	344,780	2,145,606	5,101,526

Effects of foreign currency exchange	(22,385)	(15,673)	(108,906)

Increase (decrease) in cash	(21,316)	15,812	3,151

Cash, beginning	24,467	8,655	-

Cash, ending	$3,151	$24,467	$3,151

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$(6,553)	$(1,778)	$(8,331)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge liabilities and commitments in the normal course of business.  The Company is in the exploration stage.  It has generated only minimal operating revenues to date, and has accumulated losses of $7,085,429 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financings, and by entering into joint venture agreements.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproved mineral properties, asset retirement obligations, fair value of stock based transactions, and future deferred income tax rates.

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

Fair Value of Financial Instruments
The estimated fair values for financial instruments are determined at points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, other receivables, amounts due to related parties and accounts payable approximates their carrying value due to their short-term nature.

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

NOTE 3 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2013	January 31, 2012

Due to a company owned by an officer (a)	$269,097	$190,608
Due to a company controlled by directors (b)	894,377	658,950
Due to a company controlled by a major shareholder (a)	94,588	51,957
Due to a major shareholders (a)	50,920	-
Due to an officer of Chilean subsidiary (a)	-	4,047
Total due to related parties	$1,308,982	$905,562

Note payable to a former related party (c)	$-	$56,164
Note payable to a director (d)	136,532	55,129
Note payable to a chief financial officer (d)	9,210	8,502
Note payable to a major shareholder (d)	118,797	53,115
Note payable to a company controlled by directors (d)	69,589	63,910
Total notes payable to related parties	$334,128	$236,820

(a) Amounts are unsecured, are due on demand and bear no interest.
(b) Amount is unsecured, due on demand, and bears simple interest at 10%
(c) The note payable was due on demand, unsecured and bore interest at 6% per annum. The principle of $50,000 and accumulated interest of $6,553 were paid in full on March 13, 2012.
(d) The notes payable to related parties are due on demand, unsecured and bear interest at 8% per annum.

Transactions with Related Parties

During the years ended January 31, 2013 and 2012, the Company incurred the following direct expenses with related parties:

	January 31, 2013	January 31, 2012

Consulting fees and other business expenses paid to a company owned by the Chief Financial Officer	$163,071	$298,397
Consulting fees donated by a company owned by the Chief Financial Officer	30,000	-
Investor relations and mineral exploration and other business expenses paid to a company controlled by two directors	359,338	665,945
Administration and rental fees paid to a company controlled by a major shareholder	17,530	48,990
Administration expenses paid to an officer of the Company’s Chilean subsidiary	-	47,315
	$569,939	$1,060,647

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. In addition to direct expenses, the Company has also agreed to reimburse certain related parties for expenses they incurred on the Company’s behalf, including advertising, travel, and office expenses.

During the year ended January 31, 2013, the Company recorded $30,000 in donated consulting services.

During the year ended January 31, 2013, debt owing by the Company to related parties of $191,823 was forgiven. The gain on the extinguishment of debt was recorded in additional paid-in capital.

NOTE 4 – UNPROVED MINERAL PROPERTIES

At January 31, 2013, the Company has three active projects, which it is currently exploring and evaluating: the Farellon, Perth, and Mateo. These properties consist of both mining and exploration claims. During the year ended January 31, 2013, the Company decided not to proceed with its Veta Negra Project and other generative claims and wrote off all acquisition costs associated with these properties.

Mineral Claims	Balance, January 31, 2012	Additions	Property Taxes Paid / Accrued	Impairment	Balance, January 31, 2013
Farellon Project
Farellon Alto 1-8(1)	$552,976	$13,142	$14,116	$-	$580,234
Cecil	41,746	-	12,330	-	54,076
	594,722	13,142	26,446	-	634,310
Perth Project
Perth	19,371	20,031	35,944	-	75,346

Mateo Project
Margarita	18,195	-	904	-	19,099
Che (2)	23,895	-	1,184	-	25,079
Irene	47,174	-	968	-	48,142
Mateo	33,065	15,634	1,936	-	50,635
	122,329	15,634	4,992	-	142,955
Veta Negra Project(3)
Veta Negra	18,480	9,247	10,129	(37,856)	-
Pibe	40,000	-	3,377	(43,377)	-
	58,480	9,247	13,506	(81,233)	-

Generative Claims	1,926	-	-	(1,926)	-

Total Costs	$796,828	$58,054	$80,888	(83,159)	$852,611

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
(3) See abandoned claims below.

Abandoned claims

During the year ended January 31, 2013, the Company abandoned the Veta Negra property and wrote off $81,233 in mineral property costs.

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

NOTE 5 – COMMON STOCK

On April 12, 2012, the Company issued 267,335 units at a price of $0.45 per unit for cash of $120,301. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant is exercisable at $0.65 for two years. A value of $nil was attributed to these warrants.

On March 5, 2012, warrants to purchase 400,000 shares of common stock were exercised at $0.30 per share.  The Company received $120,000 for this exercise.

On February 7, 2012, warrants to purchase 100,000 shares of common stock were exercised at $0.30 per share.  The Company received $30,000 for this exercise.

On April 7, 2011, the Company issued 6,723,333 units at a price of $0.30 per unit for a total of $2,017,000. Each unit consists of one share of common stock and one common share purchase warrant. The warrants have an exercise price of $0.50 per share and are exercisable for a period of two years. The warrants contain a call provision which allows the Company to call the warrants upon the occurrence of certain conditions. The net proceeds to the Company from the offering were $1,862,462 after legal fees of $95,638 and agent commissions of $58,900. The net proceeds included cash proceeds of $1,828,100 and converted loans in the amount of $130,000. Also, 196,333 common share purchase warrants were issued to agents in connection with this financing. A fair value of $73,263 was assigned to these warrants calculated using the Black-Scholes option price model using the following assumptions:

April 7, 2011
Risk-free interest rate	0.81%
Expected life of options (years)	2
Expected annualized volatility	246%
Expected dividend rate	-%

During the year ended January 31, 2012, the Company issued 250,000 shares of common stock with the exercise of 250,000 warrants for cash proceeds of $24,999.

As part of the warrants exercised above, a $50,000 loan was converted into 166,667 shares.

Warrants	January 31, 2013	January 31, 2012
Balance, January 31, 2012	7,459,666	790,000
Granted	267,335	6,919,666
Exercised	(500,000)	(250,000)
Expired	(40,000)	-
Balance, January 31, 2013	7,187,001	7,459,666

The weighted average life and weighted average exercise price of the warrants at January 31, 2013, is 0.22 years and $0.51, respectively.

Options
There were no options issued during the year ended January 31, 2013.

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

The Company recorded $527,318 as employee stock-based expense, which was calculated using the following assumptions under the Black-Scholes option-pricing model:

September 2, 2011
Risk-free interest rate	0.20%
Expected life of options (years)	2
Expected annualized volatility	246%
Expected dividend rate	-%

The weighted average life and weighted average exercise price of the 1,040,000 options outstanding at January 31, 2013, is 0.58 years and $0.50, respectively

NOTE 6 – INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	January 31, 2013	January 31, 2012
Loss before discontinued operations and non-controlling interest	$(1,100,422)	$(2,928,189)
Statutory income tax rate	34%	34%
Expected in tax recovery at statutory income tax rates	$(374,143)	$(995,584)
Non-deductible expenses	157,142	196,535
Difference in foreign tax rates	19,433	253,546
Change in valuation allowance	197,568	545,503
Income tax recovery	$-	$-

Temporary differences that give rise to the following deferred income tax assets and liabilities at are:

	January 31, 2013	January 31, 2012
Deferred income tax assets
Federal loss carryforwards	$1,002,407	$824,272
Foreign loss carryforwards	477,224	471,928
Mineral properties	55,134	40,997
	1,534,765	1,337,197
Valuation allowance	(1,534,765)	(1,337,197)
	$-	$-

 The Company has $2,948,256 of United States federal net operating loss carry forwards that may be offset against future taxable income. These losses expire as follows:

2026	$1,188
2027	14,932
2028	231,644
2029	430,210
2030	378,766
2031	508,891
2032	858,698
2033	523,927
$2,948,256

The Company also has $3,314,282 of Chilean tax losses.  The Chilean tax losses can be carried forward indefinitely.

NOTE 7 – CHILEAN VALUE ADDED TAX / IMPUESTO AL VALOR AGREGADO ("IVA")

During the year ended January 31, 2013, the Company recorded $4,640 (2011 - $131,980) in Chilean Value Added Tax, which was included in operating costs. This IVA is recoverable from future IVA payable.  During the years ended January 31, 2013 and January 31, 2012, the Company received $0 in IVA tax recovered.

NOTE 8 – SUBSEQUENT EVENTS

On February 11, 2013, the Company entered into a Memorandum of Understanding whereby a third party intends to acquire 100% of the Company’s interest in the Perth claims through the execution of a mining option purchase agreement. The third party has 60 days from February 11, 2013 to conduct its due diligence on the Perth Property. On April 5, 2013, the Company extended the Due Diligence period until May 11, 2013. The option agreement has a term of 48 months with semi-annual payments totaling $1,000,000 and accumulated expenditures to be incurred totalling $3,500,000. The claims are subject to a 1.5% royalty on the sales of minerals extracted.

Subsequent to January 31, 2013, the Company repriced 6,919,666 warrants from $0.50 to $0.10 and extended the expiration date from April 7, 2013 to April 7, 2014.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework

Based on our assessment, our chief executive officer and our chief financial officer determined that, as of January 31, 2013, our internal control over financial reporting is effective.

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

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 19 contains certain information regarding our directors, executive officers and key personnel. There is a family relationship between Caitlin Jeffs and Michael Thompson.  Directors serve for one year and until their successors are duly elected and qualified. In Chile, Polymet has one legal representative, which is similar to a director, and a manager, which is similar to a president.

Table 19: Directors and officers
Name	Age	Position
Caitlin Jeffs	37	Director, chief executive officer, president and secretary
Michael Thompson	43	Director and vice president of exploration
John Da Costa	48	Director, chief financial officer and treasurer
Kevin Mitchell	52	Legal representative and manager of Polymet

Caitlin Jeffs, P. Geo.  Ms. Jeffs has been a director since October 2007 and our president, chief executive officer and secretary since April 21, 2008. She has more than seven years of experience as an exploration geologist.  Ms. Jeffs graduated from the University of British Columbia in 2002 with an honors bachelor of science in geology. She is a professional geologist on the register of the Association of Professional Geoscientists of Ontario. She worked for Placer Dome (CLA) Ltd. in Canada from February 2003 until May 2006 where she worked as both a project geologist managing drill programs for the exploration department at Placer Dome’s Musselwhite Mine in Northwestern Ontario and then as part of the generative team evaluating potential projects in Northwestern Ontario. Placer Dome (since acquired by Barrick Gold Corp. and Gold Corp.) was a major mining company with operations in North America, Australia, Africa and South America.  None of these companies is related to Red Metal. Ms. Jeffs was a self-employed consulting geologist from May 2006 to April 2007. She is one of the founders and the general manager of Fladgate Exploration Consulting Corporation, a firm of consulting geologists in Ontario, Canada, which provides its services to Red Metal. Since July 2012, Ms. Jeffs has been a director of Kesselrun Resources Ltd., a resource exploration company listed on the TSX Venture Exchange and focused on gold exploration in Ontario, Canada. She was a director of Trilogy Metals Inc., a resource exploration company listed on the TSX Venture Exchange, from July 2006 to May 2007.  She lives with Michael Thompson as a family.

Michael Thompson, P. Geo. Mr. Thompson has been a director since October 2007 and our vice-president of exploration since April 2008. He has more than ten years of experience as an exploration geologist.  Mr. Thompson graduated from the University of Toronto in 1997 with an honors bachelor of science in geology.  He is a professional geologist on the register of the Association of Professional Geoscientists of Ontario.  He worked in Canada for Teck Resources Ltd. from 1999 until 2002 as a project geologist managing exploration projects in Northwestern Ontario. From January 2003 until May 2006 he worked for Placer Dome (CLA) Ltd. as both a project geologist managing drill programs for the exploration department at Placer Dome’s Musselwhite Mine in Northwestern Ontario and then as part of the generative team evaluating potential projects in Northwestern Ontario. Teck Resources and Placer Dome (since acquired by Barrick Gold Corp. and Gold Corp.) are major mining companies with operations in North America, Australia, Africa and South America. None of these former employers is related to Red Metal. Mr. Thompson was a self-employed consulting geologist from May 2006 to April 2007.  He is one of the founders and the president of Fladgate Exploration Consulting Corporation, a firm of consulting geologists in Ontario, Canada, which provides its services to Red Metal.  Since July 2012 Mr. Thompson has been President, CEO and  a director of Kesselrun Resources Ltd., a resource exploration company listed on the TSX Venture Exchange and focused on gold exploration in Ontario, Canada Since October 2011 Mr. Thompson  is a director of Fairmont Resources Inc., a resource exploration company listed on the TSX Venture Exchange. He lives with Caitlin Jeffs as a family.

We believe that the extensive education and experience that Ms. Jeffs and Mr. Thompson have as geologists make them uniquely qualified to serve as directors of our company.  Their knowledge of mining and geology provides them with the tools necessary to set goals for our business and to determine how those goals can be achieved.

John da Costa. Mr. da Costa has been a director since May 2012 and our chief financial officer and treasurer since May 13, 2008.  Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services for both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  Red Metal is a client of Da Costa Management Corp. Currently, Mr. da Costa is a director and the chief financial officer and secretary of Poly Shield Technologies Inc., a publicly traded U.S. company, engaged in marketing of cost effective, energy efficient and durability solutions, and a director and the chief financial officer and secretary of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange . Mr. da Costa holds a number of executive positions in the following companies: the treasurer of Rock City Energy Corp., a non-reporting public company, a position he held from August 2006 until December 2011; and a director (from March 2004 – to July 2007) and chief executive officer and president (from July 2006 – to July 2007); the chief financial officer (from April 2005 – to July 2007) of Trilogy Metals Inc. a resource exploration company listed on the TSX Venture Exchange; and from October 2010 to May 2011, Mr. da Costa served as a director of Live Current Media Inc., a company that operated a number of e-commerce websites that was previously reporting under the Exchange Act. Mr. da Costa’s experience in accounting and as a director, chief financial officer and secretary of a publicly traded U.S. company led us to conclude that he should be a director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the period covered by this annual report, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of Caitlin Jeffs, who was late in filing two Form 4s reporting two transactions.

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

Our chief financial officer and director qualifies as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934.  We believe that Mr. da Costa’s experience in preparing, analyzing and evaluating financial statements, as well as his knowledge of public company reporting, will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

ITEM 11: EXECUTIVE COMPENSATION

Table 20 summarizes all compensation for the 2013 and 2012 fiscal years received by our chief executive officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 20: Summary Compensation Table
	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

Caitlin Jeffs, chief executive officer, president	2013	--	--	--	-		--	--	--	--
and secretary	2012	--	--	--	116,618	a	--	--	--	116,618

Michael Thompson, vice president	2013	--	--	--	-		--	--	--	--
	2012	--	--	--	116,618	a	--	--	--	116,618

John da Costa, chief	2013	--	--	--	-		--	--	--	--
financial officer	2012	--	--	--	116,618	a	--	--	--	116,618

a For information on the assumptions used to compute this amount, see Note 5 to our audited financial statements for the fiscal year ended January 31, 2012.

Equity Awards

On September 2, 2011 we adopted Red Metal Resources 2011 Equity Incentive Plan.  The purpose of the Plan is to benefit the company by enabling us to attract, retain and motivate officers, directors, employees and consultants by providing them with the opportunity, through grants of options to purchase our common stock, to acquire an increased proprietary interest in the company.  Table 21 provides information regarding the outstanding equity awards held by our executive officers as of January 31, 2013.

Table 21: Equity Awards at Fiscal Year End
Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date

Caitlin Jeffs	230,000	--	--	$0.50	September 2, 2013
Michael Thompson	230,000	--	--	$0.50	September 2, 2013
Joao Da Costa	230,000	--	--	$0.50	September 2, 2013

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

In the past we have not paid compensation to our Named Executive Officers, although we have paid and continue to pay fees to entities controlled by our Named Executive Officers for services rendered to us.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.  During the fiscal year ended January 31, 2012, we determined to grant options to purchase our common stock to our Named Executive Officers as compensation for the services they render to us in our day-to-day operations.  Grants of options allow us to conserve cash at the same time as they increase the proprietary interest of our Named Executive Officers in the company, thereby aligning their interests with those of our stockholders.  In the future, we may pay cash compensation to our Named Executive Officers and we may pay bonuses of cash or securities as a way of rewarding exceptional performance.  We did not pay bonuses during the fiscal year ended January 31, 2013.

We do not have a compensation committee.  Caitlin Jeffs, Michael Thompson and John da Costa, all of whom are executive officers as well as directors, participated in deliberations of the board of directors concerning executive officer compensation.

Director Compensation

We have not paid compensation to our directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 22 presents, as of April 1, 2013, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days from April 1, 2013, are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Table 22: Security ownership
Class of security	Name and address of beneficial owner	Number of shares beneficially owned		Percentage of common stock
Common stock	Caitlin Jeffsa	2,010,242	b	11.00
Common stock	Michael Thompsona	399,524	c	2.19
Common stock	Fladgate Exploration Consulting Corp.d	330,087		1.84
Common stock	John da Costae	1,240,358	f	6.72
	All officers and directors as a group	3,980,211		21.75

Common stock	Richard N. Jeffsg,h	4,472,119	i	23.80
Common stock	Susan Jeffsg,h	2,246,670	j	11.96
Common stock	Robert Andjelick,h	5,000,000	l	24.44
aThe address for Caitlin Jeffs and Michael Thompson is 195 Park Avenue, Thunder Bay, ON, Canada P7B 1B9.
bThis sum includes warrants exercisable for 83,333 shares and options to purchase 230,000 shares.
cThis sum includes warrants exercisable for 83,333 shares and options to purchase 230,000 shares.
dFladgate Exploration Consulting Corporation is controlled by Caitlin Jeffs and Michael Thompson.
eThe address for John da Costa is 810-789 West Pender Street, Vancouver, BC, Canada V6C 1H2.
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
kThe address for Robert Andjelic is PO Box 69, Millarville, AB, Canada T0L 1K0.
lThis sum includes warrants exercisable for 2,500,000 shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence

Using the definition of “independent” in Rule 5605 of the Rules of The Nasdaq Stock Market, we have determined that none of our directors is independent.

Transactions with related persons

Since February 1, 2011, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Amounts due to related parties

Table 23 describes amounts due to related parties that were incurred during the fiscal years ended January 31, 2012 and January 31, 2013, and through March 31, 2013.

Table 23: Due to related parties
	Period ended	Fiscal years ended January 31,
	March 31, 2013	2013	2012
Due to Da Costa Management Corp.a	$269,097	$269,097	$190,608
Due to Fladgate Exploration Consulting Corporationb	$897,987	$894,377	$658,950
Due to Minera Farellon Limitadac	$130,645	$94,558	$51,957
Due to Richard Jeffs	$50,920	$50,920	$-

a During the period from February 1, 2013 to March 31, 2013 we recorded a total of $20,000 in consulting fees donated by Da Costa Management Corp. During the years ended January 31, 2013 and 2012, we paid or accrued a total of $188,118 and $288,430, respectively in consulting fees to Da Costa Management Corp. In addition to direct consulting fees we also reimbursed Da Costa Management Corp. for certain business related expenses they paid on our behalf.
b During the period from February 1, 2013 to March 31, 2013 we did not incur mineral exploration services with Fladgate Exploration Consulting Corporation, a company controlled by our directors. During the year ended January 31, 2013 and January 31, 2012, we paid or accrued a total of $196,203 and $484,614 in mineral exploration and administrative services to the same company. In addition to direct consulting fees we also reimbursed Fladgate Exploration Consulting Corporation for certain business related expenses they paid on our behalf.
c During the period from February 1, 2013 to March 31, 2013 we paid or accrued a total of $2,000  rental expenses to Minera Farellon Limitada, a company owned by Kevin Mitchell, and Richard Jeffs. During the years ended January 31, 2013 and 2012, we paid or accrued a total of $13,579 and $19,780 for administration and rental expenses to Minera Farellon Limitada.

 Notes payable to related party

Table 24 describes the promissory notes payable to related parties including accrued interest as at January 31, 2013 and 2012, and through March 31, 2013.

Table 24: Notes payable to related parties
		Fiscal years ended January 31,
	Period ended March 31, 2013	2013	2012

Note payable to the company owned by Richard Jeffs a	$-	$-	$56,164
Note payable to Richard Jeffs a	$120,338	$118,797	$53,115
Note payable to Fladgate Exploration Consulting Corporation b	$69,334	$69,589	$63,910
Notes payable to Caitlin Jeffs b	$156,278	$136,532	$55,129
Notes payable to John da Costac	$9,329	$9,210	$8,502
Total notes payable to related parties	$355,279	$334,128	$236,820
a Principle amount of the note payable to the company owned by Richard Jeffs was s $50,000; it was re-paid during the year ended January 31, 2012. Principle amount of the notes payable to Richard Jeffs is $108,000; these notes are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $12,338 had accrued as at March 31, 2013. The largest aggregate amount of principal outstanding to Richard Jeffs and the company owned by him during the period for which disclosure is provided was $108,000.
b The principle amounts of the notes payable to Caitlin Jeffs are $146,914; they are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $9,364 had accrued as at March 31, 2013. Principle amount of the note payable to Fladgate Exploration Consulting Corporation is $61,364; it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $7,970 had accrued as at March 31, 2013. The largest aggregate amount of principal outstanding to Caitlin Jeffs and Fladgate Exploration Consulting Corporation during the period for which disclosure is provided was approximately $208,278.
c The principle amount of the note payable to John da Costa is $8,500 US, it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $829 had accrued as at March 31, 2013. The largest amount of principal outstanding to John da Costa during the period for which disclosure is provided was $8,500.

Transactions with directors and officers

We have completed a number of transactions with our directors and officers:

•
On April 7, 2011, under the private equity financing, we issued 83,333 units at $0.30 per unit to Caitlin Jeffs and 83,333 units at $0.30 per unit to Michael Thompson. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants were due to expire on April 7, 2013 but the term has been extended to April 7, 2014 and the exercise price has been reduced to $0.10 per share.

•
On April 7, 2011, under the private equity financing, we issued 266,667 units at $0.30 per unit to John da Costa. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants were due to expire on April 7, 2013 but the term has been extended to April 7, 2014 and the exercise price has been reduced to $0.10 per share.

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

On April 7, 2011, under a private equity financing, we issued 2,500,000 units at $0.30 per unit to Robert Andjelic. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants were due to expire on April 7, 2013 but the term has been extended to April 7, 2014 and the exercise price has been reduced to $0.10 per share. On the same date, we entered into the Board Observer Agreement with Mr. Andjelic. Subject to certain exceptions, Mr. Andjelic has the right to attend in a non-voting capacity any meeting of the board, to receive all notices of board meetings and other information distributed to the members of the board, and to receive copies of actions taken by written consent.

We have completed a number of transactions with relatives of our president:

•
On April 7, 2011, under the private equity financing, we issued 833,334 units at $0.30 per unit to Richard Jeffs. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants were due to expire on April 7, 2013 but the term has been extended to April 7, 2014 and the exercise price has been reduced to $0.10 per share.

•
On April 7, 2011, under the private equity financing, we issued 833,333 units at $0.30 per unit to Susan Jeffs. Each unit consists of one common share and one warrant entitling the holder to purchase one share of common stock for $0.50 per share. The warrants were due to expire on April 7, 2013 but the term has been extended to April 7, 2014 and the exercise price has been reduced to $0.10 per share.

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

2013 - $29,751 – Dale Matheson Carr-Hilton Labonte LLP
2012 - $23,984 – Dale Matheson Carr-Hilton Labonte LLP

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013 - $0 – Dale Matheson Carr-Hilton Labonte LLP
2012 - $0 – Dale Matheson Carr-Hilton Labonte LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 - $2,402 – Dale Matheson Carr-Hilton Labonte LLP
2012 - $5,832 – Dale Matheson Carr-Hilton Labonte LLP

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2013 - $0 – Dale Matheson Carr-Hilton Labonte LLP
2012 - $0 – Dale Matheson Carr-Hilton Labonte LLP

We do not have an audit committee.  Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

ITEM 15: EXHIBITS

 See the index to financial statements on page 38.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Articles of Incorporation1
3.2	By-laws1
10.1	Securities Purchase Agreement dated as April 7, 20112
10.2	Registration Rights Agreement pursuant to the Securities Purchase Agreement dated April 7, 20112
10.3	Form of Warrant dated April 7, 20112
10.4	Red Metal Resources Ltd. 2011 Equity Incentive Plan3
21	List of significant subsidiaries of Red Metal Resources Ltd.4
23	Consent of Dale Matheson Carr-Hilton Labonte LLP 5
31.1	Certification of chief executive officer and president pursuant to Rule 13a-14(a)/15d-14(a) 5
31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a) 5
32	Certification pursuant to 18 U.S.C. Section 13505
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
4 Incorporated by reference from the registrant’s report on Form 10 filed with the Securities and Exchange Commission on February 12, 2010
5 Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 22, 2013

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ John da Costa
John da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Caitlin Jeffs	Chief Executive Officer, (Principle Executive Officer) President, Secretary and director	April 22, 2013
Caitlin Jeffs

/s/ John da Costa	Chief Financial Officer and director (Principle Financial and Accounting Officer)	April 22, 2013
John da Costa

/s/ Michael Thompson	Director	April 22, 2013
Michael Thompson