Form 10-Q
period 2013-04-30
RED METAL RESOURCES, LTD.
filed 2013-06-12
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 11, 2013, the number of shares of the registrant’s common stock outstanding was 17,956,969.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	April 30, 2013	January 31, 2013
	(Unaudited)
ASSETS
Current assets

Cash	$39,682	$3,151
Prepaids and other receivables	2,866	991
Total current assets	42,548	4,142

Equipment, net	11,330	12,224
Unproved mineral properties	848,432	852,611
Total assets	$902,310	$868,977

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$313,054	$302,018
Accrued liabilities	180,382	142,126
Due to related parties	1,376,457	1,308,982
Notes payable to related party	369,523	334,128
Total liabilities	2,239,416	2,087,254

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 17,956,969 issued and outstanding at April 30, 2013 and January 31, 2013	17,957	17,957
Additional paid in capital	5,978,101	5,958,101
Deficit accumulated during the exploration stage	(7,232,913)	(7,085,429)
Accumulated other comprehensive loss	(100,251)	(108,906)
Total stockholders' deficit	(1,337,106)	(1,218,277)
Total liabilities and stockholders' deficit	$902,310	$868,977

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,		From January 10, 2005 (Inception)
	2013	2012	to April 30, 2013
Revenue

Royalties	$-	$-	$15,658
Geological services	-	7,804	7,804
	-	7,804	23,462
Operating expenses
Administration	11,699	10,115	371,250
Advertising and promotion	2,098	22,974	569,173
Amortization	894	1,236	8,490
Automobile	1,841	4,244	102,388
Bank charges	1,296	1,368	30,628
Consulting fees	35,972	80,712	1,053,302
Interest on current debt	27,000	15,032	405,495
IVA expense	887	2,353	39,307
Mineral exploration costs	1,813	130,820	2,138,919
Office	6,562	8,965	80,688
Professional development	-	-	5,116
Professional fees	14,991	58,015	814,596
Rent	3,493	3,408	72,343
Regulatory	6,077	20,632	122,807
Travel and entertainment	3,209	21,654	328,112
Salaries, wages and benefits	23,900	23,595	241,759
Stock based compensation	-	-	527,318
Foreign exchange loss (gain)	(248)	344	14,370
Write-down of unproved mineral properties	6,000	-	330,314
	147,484	405,467	7,256,375

Net loss	$(147,484)	$(397,663)	$(7,232,913)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	17,956,969	17,584,212

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock Issued				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Gain/(Loss)	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss	-	-	-	(710,745)	-	(710,745)
Foreign currency exchange loss	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss for the year ended January 31, 2011	-	-	-	(672,618)	-	(672,618)
Foreign currency exchange loss	-	-	-	-	(13,438)	(13,438)

Balance at January 31, 2011	10,216,301	10,217	2,913,300	(3,056,819)	(70,848)	(204,150)

Common stock issued for cash	6,290,000	6,290	1,821,810	-	-	1,828,100
Common stock issued for debt	433,333	433	129,567	-	-	130,000
Warrants exercised for cash	83,333	83	24,916	-	-	24,999
Warrants exercised for debt	166,667	167	49,833	-	-	50,000
Stock options	-	-	527,318	-	-	527,318
Net loss for the year ended January 31, 2012	-	-	-	(2,928,188)	-	(2,928,188)
Foreign currency exchange loss	-	-	-	-	(15,673)	(15,673)

Balance at January 31, 2012	17,189,634	17,190	5,466,744	(5,985,007)	(86,521)	(587,594)

Warrants exercised for cash	500,000	500	149,500	-	-	150,000
Common stock issued for cash	267,335	267	120,034	-	-	120,301
Net loss for the three months ended Aprl 30, 2012	-	-	-	(397,663)	-	(397,663)
Foreign currency exchange loss	-	-	-	-	(20,806)	(20,806)

Balance at April 30, 2012	17,956,969	17,957	5,736,278	(6,382,670)	(107,327)	(735,762)

Extinguishment of related party debt	-	-	191,823	-	-	191,823
Donated services	-	-	30,000	-	-	30,000
Net loss for the nine months ended January 31, 2013	-	-	-	(702,759)	-	(702,759)
Foreign currency exchange loss	-	-	-	-	(1,579)	(1,579)

Balance at January 31, 2013	17,956,969	17,957	5,958,101	(7,085,429)	(108,906)	(1,218,277)

Donated services	-	-	20,000	-	-	20,000
Net loss for the three months ended April 30, 2013	-	-	-	(147,484)	-	(147,484)
Foreign currency exchange gain	-	-	-	-	8,655	8,655

Balance at April 30, 2013	17,956,969	$17,957	$5,978,101	$(7,232,913)	$(100,251)	$(1,337,106)

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended April 30,		From January 10, 2005 (Inception)
	2013	2012	to April 30, 2013
Cash flows provided by (used in) operating activities:
Net loss	$(147,484)	$(397,663)	$(7,232,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Donated services and rent	20,000	-	64,250
Write-down of unproved mineral properties	6,000	-	330,315
Amortization	894	1,236	8,490
Stock based compensation	-	-	527,318

Changes in operating assets and liabilities:
Prepaids and other receivables	(1,851)	8,901	(2,842)
Accounts payable	15,207	87,166	317,225
Accrued liabilities	38,256	15,095	321,106
Due to related parties	70,949	192,718	1,909,778
Accrued interest on notes payable to related party	7,022	6,716	112,597

Net cash provided by (used in) operating activities	8,993	(85,831)	(3,644,676)

Cash flows used in investing activities:
Purchase of equipment	-	-	(19,820)
Acquisition of unproved mineral properties	(1,821)	(61,491)	(1,317,801)

Net cash used in investing activities	(1,821)	(61,491)	(1,337,621)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	29,772	57,000	1,322,083
Repayment of related party notes, including accrued interest	-	(56,553)	(70,935)
Proceeds from issuance of common stock	-	270,301	3,880,150

Net cash provided by financing activities	29,772	270,748	5,131,298

Effects of foreign currency exchange	(413)	(20,806)	(109,319)

Increase in cash	36,531	102,620	39,682

Cash, beginning	3,151	24,467	-

Cash, ending	$39,682	$127,087	$39,682

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$(1,778)	$(8,331)

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

Due to Related Parties	April 30, 2013	January 31, 2013

Due to a company owned by an officer (a)	$279,684	$269,097
Due to a company controlled by directors (b)	916,488	894,377
Due to a company controlled by a major shareholder (a)	129,340	94,588
Due to a major shareholder (a)	50,945	50,920
Total due to related parties	$1,376,457	$1,308,982

Notes Payable to Related Parties	April 30, 2013	January 31, 2013

Note payable to a director (c)	$168,555	$136,532
Note payable to a chief financial officer (c)	9,390	9,210
Note payable to a major shareholder (c)	121,129	118,797
Note payable to a company controlled by directors (c)	70,449	69,589
Total notes payable to related parties	$369,523	$334,128

(a) Amounts are unsecured, are due on demand and bear no interest.

(b) Amount is unsecured, due on demand, and bears simple interest at 10% per annum.

(c) The notes payable to related parties are due on demand, unsecured and bear interest at 8% per annum.

During the three months ended April 30, 2013 and 2012 interest expense of $7,022 and $6,716, respectively, was incurred on the related party notes.

Transactions with Related Parties

During the three months ended April 30, 2013 and 2012, the Company incurred the following direct expenses with related parties:

	April 30, 2013	April 30, 2012

Consulting fees paid or accrued to a company owned by the Chief Financial Officer	$10,000	$74,764
Consulting fees donated by a company owned by the Chief Financial Officer	20,000	-
Mineral exploration fees paid to a company controlled by two directors	-	93,154
Administration and rental fees paid to a company controlled by a major shareholder	3,493	3,408
	$33,493	$171,326

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. In addition to direct expenses, the Company has also agreed to reimburse certain related parties for expenses they incurred on the Company’s behalf, including advertising, travel, and office expenses.

NOTE 3 – UNPROVED MINERAL PROPERTIES

At April 30, 2013, the Company has three active projects, which it is currently exploring and evaluating: the Farellon, Perth, and Mateo. These properties consist of both mining and exploration claims.

Mineral Claims	Balance, January 31, 2013	Additions / Payments	Property Taxes Paid / Accrued	Impairment(4)	Balance, April 30, 2013
Farellon Project
Farellon Alto 1-8(1)	$580,234	$-	$4,710	$(4,838)	$580,106
Cecil	54,076	-	1,938	(8,032)	47,982
	634,310	-	6,648	(12,870)	628,088
Perth Project
Perth(3)	75,346	(37,500)	21,153	-	58,999

Mateo Project
Margarita	19,099	-	476	-	19,575
Che (2)	25,079	-	646	-	25,725
Irene	48,142	-	510	-	48,652
Mateo	50,635	-	16,758	-	67,393
	142,955	-	18,390	-	161,345

Generative Claims	-	6,000	-	(6,000)	-

Total Costs	$852,611	$(31,500)	$46,191	$(18,870)	$848,432

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

(3) See Perth Project discussion below.

(4) See abandoned claims below.

Perth Project

On April 30, 2013, the Company granted Geoactiva SpA (“Geoactiva”) an option to purchase 100% of the Perth Property through the execution of a mining option purchase agreement (the “Option Agreement”).

To maintain the option and acquire the property, Geoactiva agreed to pay the Company $1,000,000, of which $37,500 was paid on April 30, 2013, and incur exploration expenses over 48 months as set out in the following table

Date	Option Payments	Exploration Expenditures
April 30, 2013 (paid)	$37,500	$-
October 30, 2013	37,500	-
April 30, 2014	50,000	500,000
October 30, 2014	50,000	-
April 30, 2015	100,000	1,000,000
October 30, 2015	100,000	-
April 30, 2016	125,000	1,000,000
October 30, 2016	250,000	-
April 30, 2017	250,000	1,000,000
Total	$1,000,000	$3,500,000

Upon exercise of the Option Agreement and once the commercial production begins, Geoactiva will pay the Company Net Smelter Royalty (“NSR”) of 1.5% from the sale of gold, copper, and cobalt extracted from the Perth property. At any time after the exercise of the Option Agreement and Geoactiva’s fulfilment of the investment commitment of $3,500,000 in exploration expenditures, Geoactiva may purchase 100% of the NSR as follows:

Gold: paying $5 per inferred ounce of gold, according to the definition of Inferred Mineral Resource in the CIM Definition Standards on Mineral Resources and Mineral Reserves.

Copper: $0.005 per inferred ounce of copper, according to the definition of Inferred Mineral Resource in the CIM Definition Standards on Mineral Resources and Mineral Reserves.

Cobalt: If Geoactiva acquires the NSR with respect to gold, copper, or both, the NSR relating to cobalt will be terminated.

Abandoned claims

During the three months ended April 30, 2013, the Company wrote off $6,000 in payments for generative claims that it decided not to pursue. The Company also removed its liability on property taxes that were accrued on the Farellon 4 through 9, the Cecil 1-40 and the Burghley claims that it abandoned. The total property taxes accrued on these claims amounted to $12,870.

During the year ended January 31, 2013, the Company abandoned the Veta Negra property and wrote off $81,233 in mineral property costs.

The project consisted of the Veta Negra, Exon and Pibe mining claims as well as several exploration claims. Together, the Veta Negra and Exon claims were subject to semi-annual option payments totaling $107,500 and a 1.5% royalty on the net sales of minerals extracted to a total of $500,000. The Pibe claim was subject to semi-annual option payments totaling $500,000 and a 1.5% royalty on the net sales of minerals extracted to a total of $1,000,000.

In addition, the Company abandoned several generative mineral claims with a paid cost of $1,926 as it decided not to pursue exploration of the claims.

NOTE 4 – COMMON STOCK

During the three months ended April 30, 2013, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants	April 30, 2013	January 31, 2013
Opening Balance	7,187,001	7,459,666
Granted	-	267,335
Exercised	-	(500,000)
Expired	-	(40,000)
Closing Balance	7,187,001	7,187,001

On April 5, 2013, the Company extended the term of the warrants issued as part of the April 7, 2011 private equity financing for an additional year, from April 7, 2013 to April 7, 2014, and lowered the exercise price to $0.10. The fair value of the modified warrants is $526,690.

The weighted average life and weighted average exercise price of the warrants at April 30, 2013 is 0.94 years and $0.12, respectively.

Options

There were no options issued during the three months ended April 30, 2013.

The 1,040,000 options issued on September 2, 2011 as part of the Red Metal Resources Ltd. 2011 Equity Incentive Plan and which were outstanding at April 30, 2013 have a weighted average life and exercise price of 0.34 years and $0.50, respectively.

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended January 31, 2013. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Overview

Red Metal Resources Ltd. (“Red Metal”, or “the Company”) is a mineral exploration company engaged in locating, and eventually developing, mineral resources in Chile. Our business strategy is to identify, acquire and explore prospective mineral claims with a view to either developing them ourselves or, more likely, finding a joint venture partner with the mining experience and financial means to undertake the development. All of our claims are in the Candelaria IOCG belt in the Chilean Coastal Cordillera.

On April 30, 2013, Minera Polymet Limitada, our Chilean subsidiary, granted Geoactiva SpA, a Chilean mining company (“Geoactiva”), an option to purchase 100% of our Perth property.  To maintain the option and acquire the property, Geoactiva agreed to pay Minera Polymet $1,000,000 and incur $3,500,000 in exploration expenses over 48 months. For further information about this transaction, see the discussion titled “Option with Geoactiva SpA” included in the “Unproved Mineral Properties” section of this report.

Aside from the above option to purchase, we have generated only minimal revenue from operations and are dependent upon the equity markets for our working capital. Despite the current market volatility, we are optimistic that we can raise equity capital under these market conditions. We completed an offering of 6,723,333 units on April 7, 2011 at $0.30 per unit. Each unit consisted of one share of our common stock and one warrant for the purchase of one share of common stock exercisable at $0.50 per share for two years. We have since reduced the exercise price of the warrants to $0.10 per share and extended the term to April 7, 2014. We realized net cash proceeds of $1,862,462 from this offering and the payment of $130,000 in debt.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, we have two employees in Chile and engage part time assistants during our exploration programs. Most of our support — such as vehicles, office and equipment — is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on two of our mineral claims – Farellon and Che. These royalties are payable once exploitation begins.

The cost and timing of all planned exploration programs are subject to the availability of qualified mining personnel, such as consulting geologists and geo-technicians, and drillers and drilling equipment. Although Chile has a well-trained and qualified mining workforce from which to draw and few early-stage companies such as ours are competing for the available resources, if we are unable to find the personnel and equipment that we need when we need them and at the prices that we have estimated today, we might have to revise or postpone our plans.

Results of operations

summary of financial condition

Table 1 summarizes and compares our financial condition at the three months ended April 30, 2013, to the year-ended January 31, 2013.

Table 1: Comparison of financial condition

	April 30, 2013	January 31, 2013
Working capital deficit	$(2,196,868)	$(2,083,112)
Current assets	$42,548	$4,142
Unproved mineral properties	$848,432	$852,611
Total liabilities	$2,239,416	$2,087,254
Common stock and additional paid in capital	$5,996,058	$5,976,058
Deficit	$(7,232,913)	$(7,085,429)

comparison of prior quarterly results

Table 2 and Table 3 present selected financial information for each of the past eight quarters.

Table 2: Summary of quarterly results (July 31, 2012 – April 30, 2013)

	July 31, 2012	October 31, 2012	January 31, 2013	April 30, 2013
Revenue	$–	$–	$–	$–
Net loss	$(296,728)	$(250,578)	$(155,453)	$(147,484)
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Table 3: Summary of quarterly results (July 31, 2011 – April 30, 2012)

	July 31, 2011	October 31, 2011	January 31, 2012	April 30, 2012
Revenue	$–	$–	$–	$7,804
Net loss	$(782,841)	$(1,285,535)	$(574,536)	$(397,663)
Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.03)	$(0.02)

During the quarters ended July 31, 2011, October 31, 2011, and January 31, 2012, our operating expenses were mainly associated with the drilling program on the Farellon property and exploration campaigns on other properties, including associated travel and geological consulting expenses incurred between May and September 2011, and subsequent data analysis. During the quarter ended October 31, 2011, we granted 1,040,000 stock options to certain directors, employees, and consultants that resulted in a non-cash expense of $527,318 (after adjustment taken on January 31, 2012), increasing our net loss. During the quarter ended January 31, 2012, we experienced higher legal costs as we explored the possibility of listing our shares on the TSX Venture Exchange. During the quarter ended April 30, 2012, we prepared an updated NI 43-101 report on our Farellon property, which resulted in increased exploration expenses, and we continued with the due diligence review related to listing our common stock on the TSX Venture Exchange, which resulted in increased professional and regulatory fees. During the quarter ended July 31, 2012, we kept our exploration and due diligence activities at a moderate level, which resulted in a decrease in our net loss for the quarter. During the quarters ended October 31, 2012, January 31, 2013 and April 30, 2013, we continued maintaining our operations at a lower level; our net loss for the quarter ended October 31, 2012, was $174,345, excluding the written down unproved mineral claims totaling $76,233; net loss for the quarter ended January 31, 2013, amounted to $155,453, and net loss for the quarter ended April 30, 2013, was $141,484 excluding $6,000 we wrote off when we decided to drop certain generative claims.

Selected Financial Results

Three Months Ended April 30, 2013 and April 30, 2012

Our operating results for the three months ended April 30, 2013 and 2012, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Changes in operating results

	Three months ended April 30,		Changes between the periods ended April 30, 2013
	2013	2012	and 2012
Revenue
Geological services	$-	$7,804	$ (7,804)

Operating expenses
Administration	11,699	10,115	1,584
Advertising and promotion	2,098	22,974	(20,876)
Amortization	894	1,236	(342)
Automobile	1,841	4,244	(2,403)
Bank charges	1,296	1,368	(72)
Consulting fees	35,972	80,712	(44,740)
Interest on current debt	27,000	15,032	11,968
IVA expense	887	2,353	(1,466)
Mineral exploration costs	1,813	130,820	(129,007)
Office	6,562	8,965	(2,403)
Professional fees	14,991	58,015	(43,024)
Rent	3,493	3,408	85
Regulatory	6,077	20,632	(14,555)
Travel and entertainment	3,209	21,654	(18,445)
Salaries and wages	23,900	23,595	305
Foreign exchange loss (gain)	(248)	344	(592)
Write-down of unproved mineral properties	6,000	-	6,000
Total operating expenses	147,484	405,467	(257,983)
Net loss	$147,484	$397,663	$(250,179)

Revenue. Our revenue for the three months ended April 30, 2012 was $7,804; this revenue was generated from geological services that we provided to an unaffiliated company. We did not generate any revenue during the three months ended April 30, 2013. Due to the exploration rather than production nature of our business, we do not expect to have significant operating revenue within the next year.

Operating expenses. Our operating expenses decreased by $257,983 or 64%, from $405,467 for the three months ended April 30, 2012, to $147,484 for the three months ended April 30, 2013.

The following are our most significant year-to-date changes:

●

During the three months ended April 30, 2012, we commissioned Micon International Limited to prepare an updated NI 43-101 report on our Farellon property; we also continued working on detailed mapping of the Farellon as well as the Mateo properties which resulted in mineral exploration expenditures of $130,820 as opposed to $1,813 during the same period of 2013.

●

Due to the substantial reduction in our mineral exploration activities during the three months ended April 30, 2013, we significantly decreased our advertising and travel budget which resulted in decreases of $20,876 or 91% and $18,445 or 85% in advertising and promotion, and travel and entertainment expenses, respectively.

●

During the three months ended April 30, 2012, we incurred $58,015 and $20,632 in professional and regulatory fees, respectively. The increased costs were associated with the continued due diligence review we undertook in determining whether to list our shares on the TSX Venture Exchange.

●

Due to the restructuring of our accounting and financial advisory operations during the year ended January 31, 2013, our consulting fees for the three months ended April 30, 2013 were reduced by $44,740, from $80,712 incurred during the three months ended April 30, 2012, to $35,972 incurred during the three months ended April 30, 2013.

Net loss. We had a net loss of $147,484 for the three months ended April 30, 2013, compared to a net loss of $397,663 for the three months ended April 30, 2012. The $250,179 decrease in net loss during the period was mainly associated with the conclusion of our drilling and mapping programs on our Farellon and Mateo properties, which resulted in a decrease in mineral exploration expenses. Reduced advertising activity, a decrease in professional and regulatory fees and restructured consulting services further contributed to the decrease in our costs.

Liquidity

GOING CONCERN

The consolidated financial statements included in this quarterly report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements, if possible.  At April 30, 2013, we had a working capital deficit of $2,196,868 and accumulated losses of $7,232,913 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties, geological services and option payments.

Sources and uses of cash

Three Months Ended April 30, 2013 and 2012

Table 5 summarizes our sources and uses of cash for the three months ended April 31, 2013 and 2012.

Table 5:  Summary of sources and uses of cash

	April 30,
	2013	2012
Net cash provided by financing activities	$29,772	$270,748
Net cash provided by (used in) operating activities	8,993	(85,831)
Net cash used in investing activities	(1,821)	(61,491)
Effect of foreign currency exchange	(413)	(20,806)
Net increase in cash	$36,531	$102,620

Net cash provided by financing activities. During the three months ended April 30, 2013, we borrowed $30,000 Cdn (approximately $29,772 US) from our CEO.

During the three months ended April 30, 2012, we received $150,000 on exercise of warrants for 500,000 shares at $0.30 per share. During the same period we issued 267,335 shares at $0.45 for cash proceeds of $120,301.

During the three months ended April 30, 2012, we borrowed $57,000 from a shareholder, and repaid $56,553 in principal and accrued interest toward a loan made by a company owned by a significant shareholder.

Net cash provided by / used in operating activities. During the three months ended April 30, 2013, we generated net cash of $8,993 from operating activities. We used $147,484 to cover operating costs and increased our prepaid expenses by $1,851. These uses of cash were offset by increases in our accounts payable and accrued interest on notes payable to related parties of $15,207 and $7,022, respectively. Our accrued liabilities increased by $38,256 mainly due to the recognition of property taxes that became payable on our mineral claims. We also increased our accounts payable to related parties by $70,949.

During the three months ended April 30, 2012, we used net cash of $85,831 in operating activities. We used $397,663 to cover operating costs. This use of cash was offset by increases in our accounts payable and accrued liabilities of $87,166 and $15,095, respectively.  This increase was associated mainly with our exploration activities and preparation of the updated NI 43-101 report. We also increased accounts payable to related parties by $192,718 and recorded $6,716 in accrued interest on notes payable to related parties. Our prepaids and other receivables decreased by $8,901 which also contributed to a decrease in cash used in operations.

Net cash used in investing activities. During the three months ended April 30, 2013, we spent $39,321 acquiring mineral claims and paying property taxes associated with our mineral claims. During the same period we received $37,500 from Geoactiva pursuant to our Property Option Agreement.

During the three months ended April 30, 2012, we spent $61,491 acquiring mineral claims and paying property taxes associated with our mineral claims.

Since inception through April 30, 2013, we have invested $1,317,801 acquiring our mineral claims and $19,820 for acquisition of other capital assets.

Unproved mineral properties

We have three active properties which we have assembled since the beginning of 2007 — the Farellon, Perth, and Mateo. These properties consist of both mining and exploration claims and are grouped into two district areas – the Carrizal Alto area properties and the Vallenar area properties.

Active properties

Table 6: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net area [a]
Carrizal Alto area
Farellon
Farellon 1 – 8 claim	100%, mensura	66
Farellon 3 claim	100%, manifestacion	300
Cecil 1 – 49 claim	100%, mensura	230
Teresita	100%, mensura	1
Azucar 6 – 25	100%, mensura	88
Stamford 61 – 101	100%, mensura	165
Kahuna 1 – 40	100%, mensura	200
		1,050	1,050
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 46 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot claim	100%, manifestacion	300
		2,404
Overlapped claims [a]		(121)	2,283
Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100% ,mensura	60
Mateo 1, 2, 3, 9,10,12, 13, 14 claims	100%, mensura in process	849
Mateo 4 and 5 claims	100%, pedimento	600
		1,641
Overlapped claims [a]		(469)	1,172

			4,505

a Some pedimentos and manifestacions overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

Our active properties as of the date of this filing are set out in Table 6. These properties are accessible by road from Vallenar as illustrated in Figure 1.

Figure 1: Location and access to active properties.

Option with Geoactiva SpA.

On April 30, 2013, we granted Geoactiva SpA an option to purchase 100% of the Perth Property through the execution of a mining option purchase agreement (the “Option Agreement”). In order to maintain the option to purchase and to acquire the Perth property, Geoactiva must pay us the total amount of $1,000,000 and incur exploration expenses over 48 months as set out in the following table.

Date	Option payments	Exploration expenditures
April 30, 2013*	$37,500
October 30, 2013	37,500
April 30, 2014	50,000	$500,000
October 30, 2014	50,000
April 30, 2015	100,000	1,000,000
October 30, 2015	100,000
April 30, 2016	125,000	1,000,000
October 30, 2016	250,000
April 30, 2017	250,000	1,000,000
	$1,000,000	$3,500,000

*$37,500 was paid on April 30, 2013

All of the above option payments shall be made only if Geoactiva wishes to keep the Option Agreement in force and finally to exercise the option to purchase. If Geoactiva fails to incur the required exploration expenditures during a specific period it may fulfill its obligations by paying us the outstanding amount in cash.

Upon exercise of the Option Agreement and once the commercial production begins, Geoactiva will pay us NSR of 1.5% from the sale of gold, copper, and cobalt extracted from the Perth property. At any time after the exercise of the Option Agreement and Geoactiva’s fulfilment of the investment commitment of $3,500,000 in exploration expenditures, Geoactiva may purchase 100% of the NSR as follows:

Gold: paying $5 per inferred ounce of gold, according to the definition of Inferred Mineral Resource in the CIM Definition Standards on Mineral Resources and Mineral Reserves

Copper: $0.005 per inferred ounce of copper, according to the definition of Inferred Mineral Resource in the CIM Definition Standards on Mineral Resources and Mineral Reserves

Cobalt: If Geoactiva acquires the NSR with respect to gold, copper, or both, the NSR relating to cobalt will be terminated

Capital resources

Our ability to acquire and explore our Chilean claims is subject to our ability to obtain the necessary funding.  We expect to raise funds through loans from private or affiliated persons and sales of our debt or equity securities. Aside from the Option Agreement with Geoactiva, which Geoactiva may decide not to maintain, we have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

Contingencies and commitments

We had no contingencies at April 30, 2013.

As of the date of filing this report we have the following long-term contractual obligations and commitments:

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

●	Mineral property taxes payable of approximately $45,000 per annum.

Equity financing

To generate working capital, between February 1, 2011 and June 11, 2013 we issued 7,740,668 shares of our common stock and warrants for the purchase of 7,187,001 shares of our common stock to raise $2,303,401 under Regulations S and D promulgated under the Securities Act of 1933.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional capital to support our operations and develop our business plan.  If we succeed in completing future equity financings, the issuance of additional shares will result in dilution to our existing stockholders.

Debt financing

Between February 1, 2011 and June 11, 2013, we borrowed a total of $336,145 from related parties.  Of this amount, $63,930 has been repaid.  Please see the section titled “Notes payable to related parties” for additional information about these transactions.

Challenges and risks

Other than revenue we generate from the Option Agreement with Geoactiva, we do not anticipate generating any revenue over the next twelve months. We plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general downturn, worldwide, of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. In addition to our Option Agreement with Geoactiva, we may consider entering into a joint venture partnership with other resource companies to complete a mineral exploration program on other properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at April 30, 2013, we owed approximately $1.75 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we are planning to partially pay this debt with shares of our common stock.  We anticipate that, because of the low price of our common stock, we will issue a substantial number of shares for this purpose, although no final terms have been agreed upon by the company and these individuals.  The issuance of these shares will likely result in substantial dilution to the book value of our common stock held by our existing stockholders.  Furthermore, if we were to register these shares, they could be sold without restriction, which could have the effect of driving down the price of our common stock in the market.

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

Related-party transactions

Table 7 describes the amounts due to related parties that were incurred during the fiscal year ended January 31, 2013, and the period ended April 30, 2013.

Table 7: Due to related parties
	April 30, 2013	January 31, 2013
Due to Da Costa Management Corp. [a]	$279,684	$269,097
Due to Fladgate Exploration Consulting Corporation [b]	916,488	894,377
Due to Minera Farellon Limitada [c]	129,340	94,588
Due to Richard Jeffs [d]	50,945	50,920
Total due to related parties	$1,376,457	$1,308,982

a During the three months ended April 30, 2013, we incurred $30,000 in consulting fees with Da Costa Management Corp., a company owned by our CFO and treasurer, of which $20,000 were donated to us. During the same period in 2012, we recorded $74,764, in consulting fees to Da Costa Management Corp. In addition to direct consulting fees we also reimbursed Da Costa Management Corp. for certain business related expenses paid on our behalf.

b During the three months ended April 30, 2013, we did not incur mineral exploration expenses with Fladgate Exploration Consulting Corporation, a company controlled by two of our directors. During the three months ended April 30, 2012, we incurred $93,154 in mineral exploration expenses provided by the same company. In addition to direct mineral exploration fees we also reimbursed Fladgate Exploration Consulting Corporation for certain business related expenses they paid on our behalf.

c During the three months ended April 30, 2013 and 2012 we recorded $3,493 and $3,408, respectively, in rental fees with Minera Farellon Limitada, a company owned by Richard Jeffs, the father of our president and a holder of more than 5% of our shares of common stock.

Notes payable to related parties

Table 8 describes the promissory notes payable to related parties including accrued interest as at April 30, 2013 and January 31, 2013.

Table 8: Notes payable to related parties

	April 30, 2013	January 31, 2013
Notes payable to Richard Jeffs [a]	$121,129	$118,797
Notes payable to Caitlin Jeffs [b]	168,555	136,532
Notes payable to Fladgate Exploration Consulting Corporation [b]	70,449	69,589
Notes payable to John da Costa [c]	9,390	9,210
Total notes payable to related parties	$369,523	$334,128

[a] The principle amount of the notes payable is $108,000. They are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $13,129 had accrued as at April 30, 2013.

[b] The principle amounts of the notes payable to Caitlin Jeffs are $137,000 Cdn and $22,000 US, they are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $10,535 had accrued as at April 30, 2013. The principle amount of the note payable to Fladgate Exploration Consulting Corporation is $62,389 Cdn; it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $8,506 had accrued as at April 30, 2013.

[c] The principle amount of the note payable to John da Costa is $8,500, it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $890 had accrued as at April 30, 2013.

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

 Item 1A.  Risk Factors.

We incorporate by reference the Risk Factors included at Item 1A in the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on April 22, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
10.12	Unilateral Purchase Option Contract For Mining Properties(3)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code(4)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements. (4)

(1) Incorporated by reference from the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363.

(2)Incorporated by reference from the registrant’s Quarterly report on Form 10-Q for the period ended October 31, 2010 and filed with the Securities and Exchange Commission on December 13, 2010.

(3)Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013.

(4)Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 11, 2013

RED METAL RESOURCES LTD.

By:	/s/Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer