Form 10-Q
period 2013-07-31
RED METAL RESOURCES, LTD.
filed 2013-09-16
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2013

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 11, 2013, the number of shares of the registrant’s common stock outstanding was 17,956,969.

Table of Contents

PART I-FINANCIAL INFORMATION

1

Item 1.  Financial Statements.

1

Consolidated Balance Sheets

1

Consolidated Statements of Operations

2

Consolidated Statement of Stockholders' Equity (Deficit)

3

Consolidated Statements of Cash Flows

4

Notes to the Interim Consolidated Financial Statements

5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

18

Item 4.  Controls and Procedures

18

PART II-OTHER INFORMATION

19

Item 1.  Legal Proceedings.

19

Item 1a.  Risk Factors.

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.  Defaults upon Senior Securities.

19

Item 4.  Mine Safety Disclosures.

19

Item 5.  Other Information

19

Item 6.  Exhibits.

19

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2013	January 31, 2013
	(Unaudited)
ASSETS
Current assets

Cash	$3,997	$3,151
Prepaids and other receivables	1,176	991
Total current assets	5,173	4,142

Equipment	10,473	12,224
Unproved mineral properties	872,789	852,611
Total assets	$888,435	$868,977

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$305,494	$302,018
Accrued liabilities	182,710	142,126
Due to related parties	819,201	1,308,982
Notes payable to related parties	256,799	334,128
Notes payable	750,000	-
Total liabilities	2,314,204	2,087,254

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000,
17,956,969 issued and outstanding at July 31, 2013 and January 31, 2013	17,957	17,957
Additional paid in capital	5,978,101	5,958,101
Deficit accumulated during the exploration stage	(7,384,256)	(7,085,429)
Accumulated other comprehensive loss	(37,571)	(108,906)
Total stockholder's deficit	(1,425,769)	(1,218,277)
Total liabilities and stockholders' deficit	$888,435	$868,977

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended		From January 10,
	July 31,		July 31,		2005 (Inception)
	2013	2012	2013	2012	to July 31, 2013
Revenue

Royalties	$-	$-	$-	$-	$15,658
Geological services	-	-	-	7,804	7,804
	-	-	-	7,804	23,462

Operating expenses
Administration	14,043	10,086	25,742	20,201	385,293
Advertising and promotion	3,398	18,570	5,496	41,544	572,571
Amortization	857	1,171	1,751	2,407	9,347
Automobile	1,189	1,230	3,030	5,474	103,577
Bank charges	1,163	2,108	2,459	3,476	31,791
Consulting fees	29,999	79,410	65,971	160,122	1,083,301
Interest on current debt	27,565	60,642	54,565	75,674	433,060
IVA expense	621	811	1,508	3,164	39,928
Mineral exploration costs	28,318	52,376	30,131	183,196	2,167,237
Office	3,608	5,454	10,170	14,419	84,296
Professional development	-				5,116
Professional fees	22,343	18,407	37,334	76,422	836,939
Rent	3,324	3,393	6,817	6,801	75,667
Regulatory	1,435	7,709	7,512	28,341	124,242
Travel and entertainment	176	7,880	3,385	29,534	328,288
Salaries, wages and benefits	13,620	21,464	37,520	45,059	255,379
Stock based compensation	-	-		-	527,318
Foreign exchange loss (gain)	(316)	(909)	(564)	(565)	14,054
Write-down of unproved mineral properties	-	6,927	6,000	6,927	330,314
	151,343	296,729	298,827	702,196	7,407,718

Net loss	$(151,343)	$(296,729)	$(298,827)	$(694,392)	$(7,384,256)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of shares
outstanding - basic and diluted	17,956,969	17,584,212	17,956,969	17,584,212

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO JULY 31, 2013

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain / (Loss)	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss	-	-	-	(710,745)	-	(710,745)
Foreign currency exchange loss	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss for the year ended January 31, 2011	-	-	-	(672,618)	-	(672,618)
Foreign currency exchange loss	-	-	-	-	(13,438)	(13,438)

Balance at January 31, 2011	10,216,301	10,217	2,913,300	(3,056,819)	(70,848)	(204,150)

Common stock issued for cash	6,290,000	6,290	1,821,810	-	-	1,828,100
Common stock issued for debt	433,333	433	129,567	-	-	130,000
Warrants exercised for cash	83,333	83	24,916	-	-	24,999
Warrants exercised for debt	166,667	167	49,833	-	-	50,000
Stock options	-	-	527,318	-	-	527,318
Net loss for the year ended January 31, 2012	-	-	-	(2,928,188)	-	(2,928,188)
Foreign currency exchange loss	-	-	-	-	(15,673)	(15,673)

Balance at January 31, 2012	17,189,634	17,190	5,466,744	(5,985,007)	(86,521)	(587,594)

Warrants exercised for cash	500,000	500	149,500	-	-	150,000
Common stock issued for cash	267,335	267	120,034	-	-	120,301
Net loss for the six months ended July 31, 2012	-	-	-	(694,391)	-	(694,391)
Foreign currency exchange loss	-	-	-	-	(11,838)	(11,838)

Balance at July 31, 2012	17,956,969	17,957	5,736,278	(6,679,398)	(98,359)	(1,023,522)

Extinguishment of related party debt	-	-	191,823	-	-	191,823
Donated services	-	-	30,000	-	-	30,000
Net loss for the six months ended January 31, 2013	-	-	-	(406,031)	-	(406,031)
Foreign currency exchange loss	-	-	-	-	(10,547)	(10,547)

Balance at January 31, 2013	17,956,969	17,957	5,958,101	(7,085,429)	(108,906)	(1,218,277)

Donated services	-	-	20,000	-	-	20,000
Net loss for the six months ended July 31, 2013	-	-	-	(298,827)	-	(298,827)
Foreign currency exchange gain	-	-	-	-	71,335	71,335

Balance at July 31, 2013	17,956,969	$17,957	$5,978,101	$(7,384,256)	$(37,571)	$(1,425,769)

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months		From January 10,
	Ended July 31,		2005 (Inception)
	2013	2012	to July 31, 2013
Cash flows used in operating activities:
Net loss	$(298,827)	$(694,391)	$(7,384,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	20,000	-	64,250
Write-down of unproved mineral properties	6,000	6,926	330,315
Amortization	1,751	2,407	9,347
Stock based compensation	-	-	527,318

Changes in operating assets and liabilities:
Prepaids and other receivables	(193)	41,248	(1,184)
Accounts payable	3,957	56,492	305,976
Accrued liabilities	53,454	42,475	339,504
Due to related parties	160,439	367,104	1,996,067
Accrued interest on notes payable to related party	13,941	9,774	119,516

Net cash used in operating activities	(39,478)	(167,965)	(3,693,147)

Cash flows used in investing activities:
Purchase of equipment	-	-	(19,820)
Additions to unproved mineral properties	(39,048)	(112,283)	(1,355,028)

Net cash used in investing activities	(39,048)	(112,283)	(1,374,848)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	29,773	96,944	1,322,084
Repayment of related party notes, including accrued interest	-	(56,553)	(70,935)
Proceeds from issuance of common stock	-	270,301	3,880,150

Net cash provided by financing activities	29,773	310,692	5,131,299

Effects of foreign currency exchange	49,599	(11,395)	(59,307)

Increase in cash	846	19,049	3,997

Cash, beginning	3,151	24,467	-

Cash, ending	$3,997	$43,516	$3,997

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$(1,778)	$(8,331)

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

Due to Related Parties	July 31, 2013	January 31, 2013

Due to a company owned by an officer (a)	$ 305,715	$ 269,097
Due to a company controlled by directors (b)	389,687	894,377
Due to a company controlled by a major shareholder (a)	77,255	94,588
Due to a major shareholder (a)	46,544	50,920
Total due to related parties	$ 819,201	$ 1,308,982

Notes Payable to Related Parties	July 31, 2013	January 31, 2013

Note payable to a director (c)	$ 168,873	$ 136,532
Note payable to a chief financial officer (c)	9,581	9,210
Note payable to a major shareholder (c)	7,969	118,797
Note payable to a company controlled by directors (c)	70,376	69,589
Total notes payable to related parties	$ 256,799	$ 334,128

(a) Amounts are unsecured, are due on demand and bear no interest.

(b) Amount is unsecured, due on demand, and bears simple interest at 10% per annum.

(c) The notes payable to related parties are due on demand, unsecured and bear interest at 8% per annum.

During the six months ended July 31, 2013 and 2012 interest expense of $13,941 and $9,804, respectively, was incurred on the related party notes.

During July 2013, $750,000 of debt was reassigned to non-related parties. The Company intends to convert this debt to 15,000,000 common shares.

The amounts reassigned to non-related debt holders are presented in the table below:

Debt reassigned to non-related parties by related parties	July 31, 2013

Partial reduction of a debt due to a company controlled by directors	$ 560,000
Partial reduction of the note and accrued interest due to a major shareholder	115,000
Partial reduction of a debt due to a company controlled by a major shareholder	75,000
Total debt reassigned to non-related parties (a)	$ 750,000

(a) The underlying terms of reassigned debt have not changed.

Transactions with Related Parties

During the six months ended July 31, 2013 and 2012, the Company incurred the following direct expenses with related parties:

	July 31, 2013	July 31, 2012

Consulting fees paid or accrued to a company owned by the Chief Financial Officer	$ 40,000	$ 148,277
Consulting fees donated by a company owned by the Chief Financial Officer	20,000	-
Mineral exploration fees paid to a company controlled by two directors	23,331	144,908
Rental fees paid to a company controlled by a major shareholder	6,817	6,801
	$ 90,148	$ 299,986

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 3 - UNPROVED MINERAL PROPERTIES

At July 31, 2013, the Company has three active projects which it is currently exploring and evaluating: the Farellon, Perth, and Mateo. These properties consist of both mining and exploration claims.

Mineral Claims	Balance, January 31, 2013	Additions / Payments	Property Taxes Paid / Accrued	Write- down	Balance, July 31, 2013
Farellon Project
Farellon Alto 1-8(1)	$ 580,234	$ -	$ 8,910	$ (4,838)	$ 584,306
Cecil	54,076	-	3,877	(8,032)	49,921
	634,310	-	12,787	(12,870)	634,227
Perth Project
Perth(3)	75,346	(37,500)	21,967	-	59,813

Mateo Project
Margarita	19,099	-	476	-	19,575
Che (2)	25,079	-	1,292	-	26,371
Irene	48,142	-	510	-	48,652
Mateo	50,635	-	33,516	-	84,151
	142,955	-	35,794	-	178,749
Generative Claims	-	6,000	-	(6,000)	-

Total Costs	$ 852,611	$ (31,500)	$ 70,548	$ (18,870)	$ 872,789

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

Date	Option Payments	Exploration Expenditures
April 30, 2013 (paid)	$ 37,500	$ -
October 30, 2013	37,500	-
April 30, 2014	50,000	500,000
October 30, 2014	50,000	-
April 30, 2015	100,000	1,000,000
October 30, 2015	100,000	-
April 30, 2016	125,000	1,000,000
October 30, 2016	250,000	-
April 30, 2017	250,000	1,000,000
Total	$ 1,000,000	$ 3,500,000

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

Cobalt: If Geoactiva acquires the NSR with respect to gold, copper, or both, the NSR relating to cobalt will be terminated.

NOTE 4 - COMMON STOCK

During the six months ended July 31, 2013, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants	July 31, 2013	January 31, 2013
Opening Balance	7,187,001	7,459,666
Granted	-	267,335
Exercised	-	(500,000)
Expired	-	(40,000)
Closing Balance	7,187,001	7,187,001

On April 5, 2013, the Company extended the term of the warrants issued as part of the April 7, 2011 private equity financing for an additional year, from April 7, 2013 to April 7, 2014, and lowered the exercise price to $0.10. The incremental increase in fair value of the modified warrants is $526,690.

The weighted average life of the warrants at July 31, 2013 is 0.69 years and weighted average exercise price - $0.12.

Options

There were no options issued during the six months ended July 31, 2013.

On September 2, 2013, all of the remaining 1,040,000 options expired unexercised.

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

On April 30, 2013, Minera Polymet Limitada, our Chilean subsidiary, granted Geoactiva SpA, a Chilean mining company (“Geoactiva”), an option to purchase 100% of our Perth property.  To maintain the option and acquire the property, Geoactiva agreed to pay Minera Polymet $1,000,000 and incur $3,500,000 in exploration expenses over 48 months. For further information about this transaction, see the discussion titled “Option with Geoactiva SpA” included in the “Unproved Mineral Properties” section of this report.  As of July 31, 2013, Geoactiva had not commenced exploration activities on the Perth property.

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

On August 12, 2013, in an effort to reduce our debt we reached an agreement with certain debt holders to accept 15,000,000 shares of our common stock at a price of $0.05 per share as payment for an aggregate $750,000 of debt.  $108,000 of the debt was initially owed to Richard Jeffs, the father of our CEO and the major shareholder, for loans made to us for working capital.  The loans were evidenced by promissory notes, which were due on demand and accrued interest at the rate of 8%, compounded monthly. Mr. Jeffs assigned the right to payment of this debt, for value, to two unaffiliated entities. $560,000 of the debt represented invoices from Fladgate Exploration Consulting Corporation, a company controlled by two of our directors, for services rendered to us.  This amount did not accrue interest.  Fladgate Exploration Consulting Corporation assigned the right to payment of this amount, for value, to eight unaffiliated entities.  $75,000 of the debt represented non-interest bearing advances made to us for working capital by Minera Farellon Limitada, a company owned by Richard Jeffs. Minera Farellon Limitada assigned the right to payment of this amount, for value, to an unaffiliated entity.  We agreed to file a registration statement on Form S-1 to register the shares of common stock to be issued to the debt holders.  The registration statement was filed on August 15, 2013, although it has not yet been declared effective.  This information does not constitute an offer of any securities for sale.  While the payment of $750,000 of debt with shares of our common stock will reduce the amount of money we owe and increase our working capital, because we have earned only limited revenues from our operations since our inception, we do not expect that the reduction in our debt will materially increase our overall liquidity.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, we have two employees in Chile and engage part time assistants during our exploration programs. Most of our support - such as vehicles, office and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on two of our mineral claims - Farellon and Che. These royalties are payable once exploitation begins. We also are required to pay property taxes that are due annually on all the claims that are included in our properties.

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

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at the six months ended July 31, 2013, to the year-ended January 31, 2013.

Table 1: Comparison of financial condition

	July 31, 2013	January 31, 2013
Working capital deficit	$(2,309,031)	$(2,083,112)
Current assets	$5,173	$4,142
Unproved mineral properties	$872,789	$852,611
Total liabilities	$2,314,204	$2,087,254
Common stock and additional paid in capital	$5,996,058	$5,976,058
Deficit	$(7,384,256)	$(7,085,429)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 2 and Table 3 present selected financial information for each of the past eight quarters.

Table 2: Summary of quarterly results (October 31, 2012 - July 31, 2013)

	October 31, 2012	January 31, 2013	April 30, 2013	July 31, 2013
Revenue	$ -	$ -	$ -	$ -
Net loss	$(250,578)	$(155,453)	$(147,484)	$(151,343)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Table 3: Summary of quarterly results (October 31, 2011 - July 31, 2012)

	October 31, 2011	January 31, 2012	April 30, 2012	July 31, 2012
Revenue	$ -	$ -	$ 7,804	$ -
Net loss	$(1,285,535)	$(574,536)	$(397,663)	$(296,729)
Basic and diluted loss per share	$(0.08)	$(0.03)	$(0.02)	$(0.02)

During the quarters ended October 31, 2011, and January 31, 2012, our operating expenses were mainly associated with the drilling program on the Farellon property and exploration campaigns on other properties, including associated travel and geological consulting expenses incurred between May and September 2011, and subsequent data analysis. During the quarter ended October 31, 2011, we granted 1,040,000 stock options to certain directors, employees, and consultants that resulted in a non-cash expense of $527,318 (after adjustment taken on January 31, 2012), increasing our net loss. During the quarter ended January 31, 2012, we experienced higher legal costs as we explored the possibility of listing our shares on the TSX Venture Exchange. During the quarter ended April 30, 2012, we prepared an updated the NI 43-101 report on our Farellon property, which resulted in increased exploration expenses, and we continued with the due diligence review related to listing our common stock on the TSX Venture Exchange, which resulted in increased professional and regulatory fees. During the quarter ended July 31, 2012, we kept our exploration and due diligence activities at a moderate level, which resulted in a decrease in our net loss for the quarter. During the quarters ended October 31, 2012, January 31, 2013 and April 30, 2013, we continued maintaining our operations at a lower level; our net loss for the quarter ended October 31, 2012, was $174,345, excluding the written down unproved mineral claims totaling $76,233; net loss for the quarter ended January 31, 2013, amounted to $155,453, and net loss for the quarter ended April 30, 2013, was $141,484 excluding $6,000 we wrote off when we decided to drop certain generative claims. During the quarter ended July 31, 2013, we filed an amendment to our registration statement that was originally filed in May of 2011, which resulted in an increase to our legal fees; we continued to maintain all other day-to-day operations at a minimum level, resulting in a similar net loss for each of the past four quarters.

Selected Financial Results

THREE AND SIX MONTHS ENDED JULY 31, 2013 AND JULY 31, 2012

Our operating results for the three and six months ended July 31, 2013 and 2012, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Changes in operating results

	Three months ended July 31,		Changes between the periods ended July 31, 2013	Six months ended July 31,		Changes between the periods ended July 31, 2013
	2013	2012	and 2012	2013	2012	and 2012
Revenue
Geological services	$ -	$ -	$ -	$ -	$ 7,804	$ (7,804)

Operating Expenses
Administration	14,043	10,086	3,957	25,742	20,201	5,541
Advertising and promotion	3,397	18,570	(15,172)	5,495	41,544	(36,048)
Amortization	857	1,171	(314)	1,751	2,407	(656)
Automobile	1,189	1,230	(41)	3,030	5,474	(2,444)
Bank charges	1,163	2,108	(945)	2,459	3,476	(1,017)
Consulting fees	30,000	79,410	(49,411)	65,972	160,122	(94,151)
Interest on current debt	27,565	60,642	(33,077)	54,565	75,674	(21,109)
IVA expense	621	811	(190)	1,508	3,164	(1,656)
Mineral exploration costs	28,318	52,376	(24,058)	30,131	183,196	(153,065)
Office	3,608	5,454	(1,846)	10,170	14,419	(4,249)
Professional fees	22,343	18,407	3,936	37,334	76,422	(39,088)
Rent	3,324	3,393	(69)	6,817	6,801	16
Regulatory	1,435	7,709	(6,274)	7,512	28,341	(20,829)
Travel and entertainment	176	7,880	(7,704)	3,385	29,534	(26,149)
Salaries and wages	13,620	21,464	(7,844)	37,520	45,059	(7,539)
Foreign exchange loss	(316)	(909)	593	(564)	(565)	1
Write-down of unproved mineral properties	-	6,927	(6,927)	6,000	6,927	(927)
Total operating expenses	151,343	296,729	(145,386)	298,827	702,196	(403,369)
Net loss	$ 151,343	$ 296,729	$ (145,386)	$ 298,827	$ 694,392	$(395,565)

Revenue. Our revenue for the six months ended July 31, 2012 was $7,804; this revenue was generated from geological services that we provided to an unaffiliated company. We did not generate any revenue during the six months ended July 31, 2013. Due to the exploration rather than production nature of our business, we do not expect to have significant operating revenue within the next year.

Operating expenses. Our operating expenses decreased by $145,386 or 49%, from $296,729 for the three months ended July 31, 2012, to $151,343 for the three months ended July 31, 2013.

On a year-to-date basis, our operating expenses decreased by $403,369, or 57%, from $702,196 for the six months ended July 31, 2012, to $298,827 for the six months ended July 31, 2013.

The following are our most significant year-to-date changes:

•

During the six months ended July 31, 2012, we commissioned Micon International Limited to prepare an updated NI 43-101 report on our Farellon property; we also continued working on detailed mapping of the Farellon as well as the Mateo properties which resulted in mineral exploration expenditures of $183,196 as opposed to $30,131 during the same period of 2013, when we conducted only minimal exploration activities on the same properties.

•

Due to the substantial reduction in our mineral exploration activities during the six months ended July 31, 2013, we significantly decreased our advertising and travel budget which resulted in decreases of $36,049 or 87% and $26,149 or 89% in advertising and promotion, and travel and entertainment expenses, respectively.

•

During the six months ended July 31, 2012, we incurred $76,422 and $28,341 in professional and regulatory fees, respectively. The increased costs were associated with the continued due diligence review we undertook in determining whether to list our shares on the TSX Venture Exchange.

•

Due to the restructuring of our accounting and financial advisory operations during the year ended January 31, 2013, our consulting fees for the six months ended July 31, 2013 were reduced by $94,150, from $160,122 incurred during the six months ended July 31, 2012, to $65,971 incurred during the six months ended July 31, 2013.

Net loss. We had a net loss of $298,827 for the six months ended July31, 2013, compared to a net loss of $694,392 for the six months ended July 31, 2012. The $395,565 decrease in net loss during the period was mainly associated with the conclusion of our drilling and mapping programs on our Farellon and Mateo properties, which resulted in a decrease in mineral exploration expenses. Reduced advertising activity, a decrease in professional and regulatory fees and restructured consulting services further contributed to the decrease in our costs.

Liquidity

GOING CONCERN

The consolidated financial statements included in this quarterly report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements, if possible.  At July 31, 2013, we had a working capital deficit of $2,309,031 and accumulated losses of $7,384,256 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties, geological services and option payments.

Sources and uses of cash

SIX MONTHS ENDED JULY 31, 2013 AND 2012

Table 5 summarizes our sources and uses of cash for the six months ended July 31, 2013 and 2012.

Table 5:  Summary of sources and uses of cash

	July 31,
	2013	2012
Net cash provided by financing activities	$ 29,773	$ 310,692
Net cash used in operating activities	(39,478)	(167,965)
Net cash used in investing activities	(39,048)	(112,283)
Effect of foreign currency exchange	49,599	(11,395)
Net increase in cash	$ 846	$ 19,049

Net cash provided by financing activities. During the six months ended July 31, 2013, we borrowed $30,000 Cdn (approximately $29,773 US) from our CEO.

During the six months ended July 31, 2012, we received $150,000 on exercise of warrants for 500,000 shares at $0.30 per share and $120,301 when we issued 267,335 shares at $0.45. During the same period, we borrowed $57,000 from a shareholder and $40,000 Cdn (approximately $39,944 US) from our CEO, and repaid $56,553 in principal and accrued interest toward a loan made by a company owned by a significant shareholder.

Net cash used in operating activities. During the six months ended July 31, 2013, we used net cash of $39,478 in operating activities. We used $298,827 to cover operating costs and increased our prepaid expenses by $193. These uses of cash were offset by increases in our accounts payable and accrued interest on notes payable to related parties of $3,957 and $13,941, respectively. Our accrued liabilities increased by $53,454 mainly due to the recognition of property taxes payable on our mineral claims. We also increased our accounts payable to related parties by $160,439.

During the six months ended July 31, 2012, we used net cash of $167,965 in operating activities. We used $694,391 to cover operating costs. This use of cash was offset by increases in our accounts payable and accrued liabilities of $56,492 and $42,475, respectively.  This increase was associated mainly with our exploration activities and preparation of the updated NI 43-101 report as well as due diligence to list our shares on the TSX Venture Exchange. We increased our accounts payable to related parties by $367,104 and recorded $9,774 in accrued interest on notes payable to related parties. Our prepaids and other receivables decreased by $41,248 which also contributed to a decrease in cash used in operations.

Net cash used in investing activities. During the six months ended July 31, 2013, we spent $76,548 acquiring mineral claims and paying property taxes associated with our mineral claims. During the same period we received $37,500 from Geoactiva pursuant to the Option Agreement described below.

During the six months ended July 31, 2012, we spent $112,283 acquiring mineral claims and paying property taxes associated with our mineral claims.

Since inception through July 31, 2013, we have invested $1,355,028 acquiring our mineral claims and $19,820 for acquisition of other capital assets.

Unproved mineral properties

We have three active properties which we have assembled since the beginning of 2007 - the Farellon, Perth, and Mateo. These properties consist of both mining and exploration claims and are grouped into two district areas - the Carrizal Alto area properties and the Vallenar area properties.

Active properties

Table 6: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net area [a]
Carrizal Alto area
Farellon
Farellon 1 - 8 claim	100%, mensura	66
Farellon 3 claim	100%, manifestacion	300
Cecil 1 - 49 claim	100%, mensura	230
Teresita	100%, mensura	1
Azucar 6 - 25	100%, mensura	88
Stamford 61 - 101	100%, mensura	165
Kahuna 1 - 40	100%, mensura	200
		1,050	1,050
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 46 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot claim	100%, manifestacion	300
		2,404
Overlapped claims [a]		(121)	2,283
Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100% ,mensura	60
Mateo 1, 2, 3, 9,10,12, 13, 14 claims	100%, mensura in process	1,371
Mateo 4 and 5 claims	100%, pedimento	600
		2,163
Overlapped claims [a]		(469)	1,694

			5,027

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

Upon exercise of the Option Agreement and once the commercial production begins, Geoactiva will pay us NSR of 1.5% from the sale of gold, copper, and cobalt extracted from the Perth property. At any time after the exercise of the Option Agreement and Geoactiva’s fulfillment of the investment commitment of $3,500,000 in exploration expenditures, Geoactiva may purchase 100% of the NSR as follows:

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

As of July 31, 2013, Geoactiva had not commenced exploration activities on the Perth property.

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

Contingencies and commitments

We had no contingencies at July 31, 2013.

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

Equity financing

To generate working capital, between February 1, 2011 and September 10, 2013 we issued 7,740,668 shares of our common stock and warrants for the purchase of 7,187,001 shares of our common stock to raise $2,303,401 under Regulations S and D promulgated under the Securities Act of 1933.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional capital to support our operations and develop our business plan.  If we succeed in completing future equity financings, the issuance of additional shares will result in dilution to our existing stockholders.

Debt financing

Between February 1, 2011 and September 10, 2013 we borrowed a total of $336,145 from related parties.  Of this amount, $63,930 owed to the company controlled by Richard Jeffs has been repaid. $115,000 in notes payable and accrued interest owed to Richard Jeffs were reassigned to two unaffiliated entities in a private transaction. On August 12, 2013, we reached an agreement with the new debt holders to convert this debt into shares of our common stock at $0.05 per share. As of the date of this report, the shares have not yet been issued.

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

Related-party transactions

Table 7 describes the amounts due to related parties that were incurred during the fiscal year ended January 31, 2013, and the period ended July 31, 2013.

Table 7: Due to related parties
	July 31, 2013	January 31, 2013
Due to Da Costa Management Corp. [a]	$305,715	$269,097
Due to Fladgate Exploration Consulting Corporation [b]	389,687	894,377
Due to Minera Farellon Limitada [c]	77,255	94,588
Due to Richard Jeffs [d]	46,544	50,920
Total due to related parties	$819,201	$1,308,982

a During the six months ended July 31, 2013, we incurred $60,000 in consulting fees with Da Costa Management Corp., a company owned by our CFO and treasurer, of which $20,000 were donated to us. During the same period in 2012, we recorded $148,277, in consulting fees to Da Costa Management Corp. In addition to direct consulting fees we also reimbursed Da Costa Management Corp. for certain business related expenses paid on our behalf.

b During the six months ended July 31, 2013, we incurred $23,331 in mineral exploration expenses with Fladgate Exploration Consulting Corporation, a company controlled by two of our directors. During the six months ended July 31, 2012, we incurred $144,908 in mineral exploration expenses provided by the same company. In addition to direct mineral exploration fees we also reimbursed Fladgate Exploration Consulting Corporation for certain business related expenses they paid on our behalf.

c During the six months ended July 31, 2013 and 2012 we recorded $6,817 and $6,801, respectively, in rental fees with Minera Farellon Limitada, a company owned by Richard Jeffs, the father of our president and a holder of more than 5% of our shares of common stock.

Notes payable to related parties

Table 8 describes the promissory notes payable to related parties including accrued interest as at July 31, 2013 and January 31, 2013.

Table 8: Notes payable to related parties

	July 31, 2013	January 31, 2013
Notes payable to Richard Jeffs [a]	$7,969	$118,797
Notes payable to Caitlin Jeffs [b]	168,873	136,532
Notes payable to Fladgate Exploration Consulting Corporation [b]	70,376	69,589
Notes payable to John da Costa [c]	9,581	9,210
Total notes payable to related parties	$256,799	$334,128

a The principle amount of the notes payable was $108,000. They were payable on demand, unsecured and bore interest at 8% per annum compounded monthly. On July 8, 2013, we received a letter from Richard Jeffs notifying us of the reassignment of $115,000 in debt owed to him to two unaffiliated entities. The remaining interest as of the July 8, 2013 continues to accrue interest at 8% per annum compounded monthly.

b The principle amounts of the notes payable to Caitlin Jeffs are $137,000 Cdn and $22,000 US, they are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $13,695 had accrued as at July 31, 2013. The principle amount of the note payable to Fladgate Exploration Consulting Corporation is $62,389 Cdn; it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $9,728 had accrued as at July 31, 2013.

c The principle amount of the note payable to John da Costa is $8,500, it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $1,081 had accrued as at July 31, 2013.

Critical Accounting Estimates

Preparing financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproved mineral properties, determination of fair values of stock-based transactions, and deferred income tax rates.

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

PART II-OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
10.1	Unilateral Purchase Option Contract For Mining Properties(3)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code(4)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements. (4)

(1) Incorporated by reference from the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363.

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

September 13, 2013

RED METAL RESOURCES LTD.

By:	/s/Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer

20