Form 10-Q
period 2013-10-31
RED METAL RESOURCES, LTD.
filed 2013-12-12
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 [X] Yes [  ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 12, 2013, the number of shares of the registrant’s common stock outstanding was 32,956,969.

Table of Contents

PART I - FINANCIAL INFORMATION

1

Item 1.  Financial Statements.

1

CONSOLIDATED BALANCE SHEETS

F-1

CONSOLIDATED STATEMENTS OF OPERATIONS

F-2

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS

F-4

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

F-5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

1

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

11

Item 4.  Controls and Procedures.

11

PART II - OTHER INFORMATION

12

Item 1.  Legal Proceedings.

12

Item 1a.  Risk Factors.

12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

12

Item 3.  Defaults upon Senior Securities.

12

Item 4.  Mine Safety Disclosures.

12

Item 5.  Other Information.

12

Item 6.  Exhibits.

12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	October 31, 2013	January 31, 2013
	(Unaudited)
ASSETS
Current assets

Cash	$38,689	$3,151
Prepaids and other receivables	2,024	991
Total current assets	40,713	4,142

Equipment	9,681	12,224
Unproved mineral properties	836,239	852,611
Total assets	$886,633	$868,977

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$344,702	$302,018
Accrued liabilities	154,441	142,126
Due to related parties	881,032	1,308,982
Notes payable to related parties	280,700	334,128
Total liabilities	1,660,875	2,087,254

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000,
32,956,969 and 17,956,969 issued and outstanding at October 31, 2013 and January 31, 2013	32,957	17,957
Additional paid in capital	6,563,101	5,958,101
Deficit accumulated during the exploration stage	(7,341,117)	(7,085,429)
Accumulated other comprehensive loss	(29,183)	(108,906)
Total stockholder's deficit	(774,242)	(1,218,277)
Total liabilities and stockholders' deficit	$886,633	$868,977

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended		From January 10,
	October 31,		October 31,		2005 (Inception)
	2013	2012	2013	2012	to October 31, 2013
Revenue

Royalties	$-	$-	$-	$-	$15,658
Geological services	-	-	-	7,804	7,804
	-	-	-	7,804	23,462

Operating expenses
Administration	13,814	10,026	39,556	30,227	399,107
Advertising and promotion	3,701	(1,705)	9,197	39,839	576,272
Amortization	792	1,082	2,543	3,489	10,139
Automobile	808	720	3,838	6,194	104,385
Bank charges	1,235	1,601	3,694	5,077	33,026
Consulting fees	30,001	15,902	95,972	176,024	1,113,302
Interest on current debt	12,961	62,701	67,526	138,375	446,021
IVA expense	595	659	2,103	3,823	40,523
Mineral exploration costs	(298)	50,174	29,833	233,370	2,166,939
Office	3,178	3,807	13,348	18,226	87,474
Professional development	-	-	-	-	5,116
Professional fees	16,238	276	53,572	76,698	853,177
Rent	3,262	3,364	10,079	10,165	78,929
Regulatory	6,652	7,192	14,164	35,533	130,894
Travel and entertainment	195	406	3,580	29,940	328,483
Salaries, wages and benefits	13,452	17,717	50,972	62,776	268,831
Stock based compensation	-	-	-	-	527,318
Foreign exchange loss (gain)	275	423	(289)	(142)	14,329
Write-down of unproved mineral properties	-	76,233	6,000	83,159	330,314
	106,861	250,578	405,688	952,773	7,514,579

Other items
Gain on settlement of debt	150,000	-	150,000	-	150,000

Net income / (loss)	$43,139	$(250,578)	$(255,688)	$(944,969)	$(7,341,117)

Net income / (loss) per share - basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.05)

Weighted average number of shares
outstanding - basic and diluted	31,000,447	17,956,969	22,352,573	17,834,531

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED OCTOBER 31, 2012 AND OCTOBER 31, 2013

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain / (Loss)	Total

Balance at January 31, 2012	17,189,634	$17,190	$5,466,744	$(5,985,007)	$(86,521)	$(587,594)

Warrants exercised for cash	500,000	500	149,500	-	-	150,000
Common stock issued for cash	267,335	267	120,034	-	-	120,301
Extinguishment of related party debt	-	-	171,827	-	-	171,827
Net loss for the nine months ended October 31, 2012	-	-	-	(944,969)	-	(944,969)
Foreign currency exchange loss	-	-	-	-	(16,481)	(16,481)

Balance at October 31, 2012	17,956,969	17,957	5,908,105	(6,929,976)	(103,002)	(1,106,916)

Extinguishment of related party debt	-	-	19,996	-	-	19,996
Donated services	-	-	30,000	-	-	30,000
Net loss for the three months ended January 31, 2013	-	-	-	(155,453)	-	(155,453)
Foreign currency exchange loss	-	-	-	-	(5,904)	(5,904)

Balance at January 31, 2013	17,956,969	17,957	5,958,101	(7,085,429)	(108,906)	(1,218,277)

Common stock issued for debt	15,000,000	15,000	585,000	-	-	600,000
Donated services	-	-	20,000	-	-	20,000
Net loss for the nine months ended October 31, 2013	-	-	-	(255,688)	-	(255,688)
Foreign currency exchange gain	-	-	-	-	79,723	79,723

Balance at October 31, 2013	32,956,969	$32,957	$6,563,101	$(7,341,117)	$(29,183)	$(774,242)

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months		From January 10,
	Ended October 31,		2005 (Inception)
	2013	2012	to October 31, 2013
Cash flows used in operating activities:
Net loss	$(255,688)	$(944,969)	$(7,341,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	20,000	-	64,250
Write-down of unproved mineral properties	6,000	83,159	330,315
Amortization	2,543	3,489	10,139
Stock based compensation	-	-	527,318
Gain on extinguishment of debt	(150,000)	-	(150,000)

Changes in operating assets and liabilities:
Prepaids and other receivables	(1,020)	39,824	(2,011)
Accounts payable	43,817	76,825	345,835
Accrued liabilities	25,185	21,021	308,035
Due to related parties	231,241	506,331	2,070,070
Accrued interest on notes payable to related party	19,285	15,738	124,860

Net cash used in operating activities	(58,637)	(198,582)	(3,712,306)

Cash flows used in investing activities:
Purchase of equipment	-	-	(19,820)
Option payments received on mineral properties	75,000	-	75,000
Acquisition of unproved mineral properties	(77,498)	(130,916)	(1,393,478)

Net cash used in investing activities	(2,498)	(130,916)	(1,338,298)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related party	51,308	118,944	1,343,619
Repayment of related party notes, including accrued interest	-	(56,553)	(70,935)
Proceeds from issuance of common stock	-	270,301	3,880,150

Net cash provided by financing activities	51,308	332,692	5,152,834

Effects of foreign currency exchange	45,365	(15,755)	(63,541)

Increase / (decrease) in cash	35,538	(12,561)	38,689

Cash, beginning	3,151	24,467	-

Cash, ending	$38,689	$11,906	$38,689

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$(1,778)	$(8,331)

The accompanying notes are an integral part of these interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

Due to Related Parties	October 31, 2013	January 31, 2013

Due to a company owned by an officer (a)	$333,166	$269,097
Due to a company controlled by directors (b)	393,110	894,377
Due to a director (a)	3,020	-
Due to a company controlled by a major shareholder (a)	104,859	94,588
Due to a major shareholder (a)	46,877	50,920
Total due to related parties	$881,032	$1,308,982

Notes Payable to Related Parties	October 31, 2013	January 31, 2013

Note payable to a director (c)	$191,925	$136,532
Note payable to an officer (c)	9,775	9,210
Note payable to a major shareholder (c)	8,172	118,797
Note payable to a company controlled by directors (c)	70,828	69,589
Total notes payable to related parties	$280,700	$334,128

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amount is unsecured, due on demand, and bears interest at 10%.

(c) The notes payable to related parties are due on demand, unsecured and bear interest at 8%.

During the nine months ended October 31, 2013 and 2012, interest expense of $19,285 and $15,738, respectively, was incurred on the related party notes.

Transactions with Related Parties

During the nine months ended October 31, 2013 and 2012, the Company incurred the following expenses with related parties:

	October 31, 2013	October 31, 2012

Consulting fees paid or accrued to a company owned by the Chief Financial Officer	$70,000	$ 158,118
Consulting fees donated by a company owned by the Chief Financial Officer	20,000	-
Mineral exploration fees paid to a company controlled by two directors	22,997	167,604
Rental fees paid to a company controlled by a major shareholder	10,079	10,165
	$123,076	$299,987

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 3 - SETTLEMENT OF DEBT

In July 2013, $750,000 of debt owed to related parties was reassigned to non-related parties. The amounts reassigned to non-related debt holders are presented in the table below:

Debt reassigned to non-related parties by related parties	October 31, 2013

Partial reduction of a debt due to a company controlled by directors	$ 560,000
Partial reduction of the note and accrued interest due to a major shareholder	115,000
Partial reduction of a debt due to a company controlled by a major shareholder	75,000
Total debt reassigned to non-related parties	$ 750,000

On August 12, 2013, the Company entered into agreement to convert the $750,000 in debt into 15,000,000 shares of the common stock of the Company (Note 5).  This resulted in a gain on debt settlement in the amount of $150,000.

NOTE 4 - UNPROVED MINERAL PROPERTIES

At October 31, 2013, the Company has three active projects which it is currently exploring and evaluating: the Farellon, Perth, and Mateo. These properties consist of both mining and exploration claims.

Mineral Claims	Balance, January 31, 2013	Additions / Payments	Property Taxes Paid / Accrued	Write- down	Balance, October 31, 2013
Farellon Project
Farellon Alto 1-8(1)	$ 580,234	$ -	$ 8,910	$ (4,838)	$ 584,306
Cecil	54,076	-	3,877	(8,032)	49,921
	634,310	-	12,787	(12,870)	634,227
Perth Project
Perth(3)	75,346	(75,000)	21,967	-	22,313

Mateo Project
Margarita	19,099	-	476	-	19,575
Che (2)	25,079	-	1,292	-	26,371
Irene	48,142	-	510	-	48,652
Mateo	50,635	-	34,466	-	85,101
	142,955	-	36,744	-	179,699
Generative Claims	-	6,000	-	(6,000)	-

Total Costs	$ 852,611	$ (69,000)	$ 71,498	$ (18,870)	$ 836,239

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

To maintain the option and acquire the properties, Geoactiva agreed to the following:

Date	Option Payments	Exploration Expenditures
April 30, 2013 (paid)	$ 37,500	$ -
October 30, 2013 (paid)	37,500	-
April 30, 2014	50,000	500,000
October 30, 2014	50,000	-
April 30, 2015	100,000	1,000,000
October 30, 2015	100,000	-
April 30, 2016	125,000	1,000,000
October 30, 2016	250,000	-
April 30, 2017	250,000	1,000,000
Total	$ 1,000,000	$ 3,500,000

Upon exercise of the Option Agreement and once the commercial production begins, Geoactiva will pay the Company a Net Smelter Royalty (“NSR”) of 1.5% from the sale of gold, copper, and cobalt extracted from the Perth property. At any time after the exercise of the Option Agreement and Geoactiva’s fulfilment of the investment commitment of $3,500,000 in exploration expenditures, Geoactiva may purchase 100% of the NSR as follows:

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

NOTE 5 - COMMON STOCK

On August 12, 2013 the Company converted $750,000 in notes payable issued to non-affiliated debt holders by issuing 15,000,000 shares of its common stock. The fair value of the shares was $600,000 and the Company recognized a gain on settlement of debt of $150,000.

Warrants	October 31, 2013	January 31, 2013
Opening Balance	7,187,001	7,459,666
Granted	-	267,335
Exercised	-	(500,000)
Expired	-	(40,000)
Closing Balance	7,187,001	7,187,001

On April 5, 2013, the Company extended the term of the warrants issued as part of the April 7, 2011 private equity financing for an additional year, from April 7, 2013 to April 7, 2014, and lowered the exercise price to $0.10. The incremental increase in fair value of the modified warrants is $526,690.

The weighted average life of the warrants at October 31, 2013 is 0.43 years and weighted average exercise price - $0.12.

Options

There were no options issued during the nine months ended October 31, 2013.

On September 2, 2013, 1,040,000 options expired unexercised.

NOTE 6 - SUBSEQUENT EVENT

On November 25, 2013 the Company extended the term of the warrants issued as part of the April 27, 2012 private equity financing for an additional year, from April 27, 2014 to April 27, 2015, and lowered the exercise price to $0.10.

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

On August 12, 2013, in an effort to reduce our debt we reached an agreement with certain debt holders to accept 15,000,000 shares of our common stock at a price of $0.05 per share as payment for an aggregate $750,000 of debt.  $108,000 of the debt was initially owed to Richard Jeffs, the father of our CEO and a significant shareholder, for loans made to us for working capital.  The loans were evidenced by promissory notes, which were due on demand and accrued interest at the rate of 8%, compounded monthly. Mr. Jeffs assigned the right to payment of this debt, for value, to two unaffiliated entities. $560,000 of the debt represented invoices from Fladgate Exploration Consulting Corporation, a company controlled by two of our directors, for services rendered to us.  This amount did not accrue interest.  Fladgate Exploration Consulting Corporation assigned the right to payment of this amount, for value, to eight unaffiliated entities.  $75,000 of the debt represented non-interest bearing advances made to us for working capital by Minera Farellon Limitada, a company owned by Richard Jeffs. Minera Farellon Limitada assigned the right to payment of this amount, for value, to an unaffiliated entity.  We agreed to file a registration statement on Form S-1 to register the shares of common stock to be issued to the debt holders.  The registration statement was filed on August 15, 2013, and was declared effective on October 16, 2013. While the payment of $750,000 of debt with shares of our common stock reduced the amount of money we owe and increased our working capital, because we have earned only limited revenues from our operations since our inception, we do not expect that the reduction in our debt will materially increase our overall liquidity.

On November 25, 2013 we lowered the exercise price of warrants to purchase 267,335 shares of our common stock issued as part of the April 27, 2012 private equity financing to $0.10 and extended the term to April 27, 2015.  The warrants were held by two individuals.

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

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at the nine months ended October 31, 2013, to the year-ended January 31, 2013.

Table 1: Comparison of financial condition

	October 31, 2013	January 31, 2013
Working capital deficit	$(1,620,162)	$(2,083,112)
Current assets	$40,713	$4,142
Unproved mineral properties	$836,239	$852,611
Total liabilities	$1,660,875	$2,087,254
Common stock and additional paid in capital	$6,596,058	$5,976,058
Deficit	$(7,341,117)	$(7,085,429)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 2 and Table 3 present selected financial information for each of the past eight quarters.

Table 2: Summary of quarterly results (January 31, 2013 - October 31, 2013)

	January 31, 2013	April 30, 2013	July 31, 2013	October 31, 2013
Revenue	$ -	$ -	$ -	$ -
Net income/(loss)	$(155,453)	$(147,484)	$(151,343)	43,139
Basic and diluted income/(loss) per share	$(0.01)	$(0.01)	$(0.01)	$0.00

Table 3: Summary of quarterly results (January 31, 2012 - October 31, 2012)

	January 31, 2012	April 30, 2012	July 31, 2012	October 31, 2012
Revenue	$ -	$ 7,804	$ -	$ -
Net income /(loss)	$(574,536)	$(397,663)	$(296,729)	$(250,578)
Basic and diluted income/(loss) per share	$(0.03)	$(0.02)	$(0.02)	$(0.01)

During the quarter ended January 31, 2012, our operating expenses were mainly associated with the analysis of the data from the drilling program on the Farellon property, the exploration campaigns on other properties and associated travel and geological consulting expenses. We also experienced higher legal costs as we explored the possibility of listing our shares on the TSX Venture Exchange. During the quarter ended April 30, 2012, we prepared an updated NI 43-101 report on our Farellon property, which resulted in increased exploration expenses, and we continued with the due diligence review related to listing our common stock on the TSX Venture Exchange, which resulted in increased professional and regulatory fees. During the quarter ended July 31, 2012, we kept our exploration and due diligence activities at a moderate level, which resulted in a decrease in our net loss for the quarter. During the quarters ended October 31, 2012, January 31, 2013 and April 30, 2013, we continued maintaining our operations at a lower level; our net loss for the quarter ended October 31, 2012, was $174,345, excluding the written down unproved mineral claims totaling $76,233; net loss for the quarter ended January 31, 2013, amounted to $155,453, and net loss for the quarter ended April 30, 2013, was $141,484 excluding $6,000 we wrote off when we decided to drop certain generative claims. During the quarter ended July 31, 2013, we filed an amendment to our registration statement that was originally filed in May of 2011, which resulted in an increase to our legal fees. During the same quarter we continued to maintain all other day-to-day operations at a minimum level, resulting in a similar net loss for each of the past four quarters. During the quarter ended October 31, 2013, we reached an agreement with the certain debt holders to pay $750,000 in debt owed to them with 15,000,000 shares of our common stock at $0.05 per share. The conversion was recorded at $0.04 per share, the market price of our common stock on the date of the transaction, which resulted in gain on settlement of debt of $150,000; this gain was partially offset by legal and regulatory fees associated with the registration statement on Form S-1 that we filed with Securities and Exchange Commission in order to register these shares.

Selected Financial Results

THREE AND NINE MONTHS ENDED OCTOBER 31, 2013 AND OCTOBER 31, 2012

Our operating results for the three and nine months ended October 31, 2013 and 2012, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Changes in operating results

	Three months ended October 31,		Changes between the periods ended October 31, 2013	Nine months ended October 31,		Changes between the periods ended October 31, 2013
	2013	2012	and 2012	2013	2012	and 2012
Revenue
Geological services	$ -	$ -	$ -	$ -	$ 7,804	$ (7,804)

Operating Expenses
Administration	13,814	10,026	3,788	39,556	30,227	9,329
Advertising and promotion	3,701	(1,705)	5,406	9,197	39,839	(30,642)
Amortization	792	1,082	(290)	2,543	3,489	(946)
Automobile	808	720	88	3,838	6,194	(2,356)
Bank charges	1,235	1,601	(366)	3,694	5,077	(1,383)
Consulting fees	30,001	15,902	14,099	95,972	176,024	(80,052)
Interest on current debt	12,961	62,701	(49,740)	67,526	138,375	(70,849)
IVA expense	595	659	(64)	2,103	3,823	(1,720)
Mineral exploration costs	(298)	50,174	(50,472)	29,833	233,370	(203,537)
Office	3,178	3,807	(629)	13,348	18,226	(4,878)
Professional fees	16,238	276	15,962	53,572	76,698	(23,126)
Rent	3,262	3,364	(102)	10,079	10,165	(86)
Regulatory	6,652	7,192	(540)	14,164	35,533	(21,369)
Travel and entertainment	195	406	(211)	3,580	29,940	(26,360)
Salaries and wages	13,452	17,717	(4,265)	50,972	62,776	(11,804)
Foreign exchange loss	275	423	(148)	(289)	(142)	(147)
Write-down of unproved mineral properties	-	76,233	(76,233)	6,000	83,159	(77,159)
Total operating expenses	106,861	250,578	(143,717)	405,688	952,773	(547,085)
Other items
Gain on settlement of debt	150,000	-	150,000	150,000	-	150,000
Net income / (loss)	$ 43,139	$ (250,578)	$ 293,717	$ (255,688)	$ (944,969)	$ (689,281)

Revenue. Our revenue for the nine months ended October 31, 2012 was $7,804; this revenue was generated from geological services that we provided to an unaffiliated company. We did not generate any revenue during the nine months ended October 31, 2013. Due to the exploration rather than production nature of our business, we do not expect to have significant operating revenue within the next year.

Operating expenses. Our operating expenses decreased by $143,717 or 57%, from $250,578 for the three months ended October 31, 2012, to $106,861 for the three months ended October 31, 2013.

On a year-to-date basis, our operating expenses decreased by $547,085, or 57%, from $952,773 for the nine months ended October 31, 2012, to $405,688 for the nine months ended October 31, 2013.

The following are our most significant year-to-date changes:

•

During the nine months ended October 31, 2012, we commissioned Micon International Limited to prepare an updated NI 43-101 report on our Farellon property; we also continued working on detailed mapping of the Farellon as well as the Mateo properties which resulted in mineral exploration expenditures of $233,370 as opposed to $29,833 during the same period of 2013, when we conducted only minimal exploration activities on the same properties.

•

Due to the substantial reduction in our mineral exploration activities during the nine months ended October 31, 2013, we significantly decreased our advertising and travel budget which resulted in decreases of $30,642 or 77% and $26,360 or 88% in advertising and promotion, and travel and entertainment expenses, respectively.

•

During the nine months ended October 31, 2012, we incurred $76,698 and $35,533 in professional and regulatory fees, respectively. The increased costs were associated with the continued due diligence review we undertook in determining whether to list our shares on the TSX Venture Exchange. During the nine months ended October 31, 2013, our legal and regulatory fees amounted to $53,572 and $14,164 and were mainly associated with the preparation and filing of  an amendment to the Registration Statement on Form S-1 that we originally filed in May of 2011, as well as the preparation and filing of a Registration Statement on Form S-1 that we filed on August 15, 2013 and subsequent amendments thereto.

•

Due to the restructuring of our accounting and financial advisory operations during the year ended January 31, 2013, our consulting fees for the nine months ended October 31, 2013 were reduced by $80,052, from $176,024 incurred during the nine months ended October 31, 2012, to $95,972 incurred during the nine months ended October 31, 2013.

Other items. During the quarter ended October 31, 2013, we reached an agreement with the certain debt holders to pay $750,000 in debt owed to them with 15,000,000 shares of our common stock at $0.05 per share. The conversion was recorded at $0.04 per share, the market price of our common stock on the date of the transaction, which resulted in a gain on settlement of debt of $150,000.

Net loss. We had a net loss of $255,688 for the nine months ended October 31, 2013, compared to a net loss of $944,969 for the nine months ended October 31, 2012. The $689,281 decrease in net loss during the period was mainly associated with the conclusion of our drilling and mapping programs on our Farellon and Mateo properties, which resulted in a decrease in mineral exploration expenses and the gain on settlement of debt when we paid $750,000 in debt owed to non-related parties with 15,000,000 shares of our common stock. Reduced advertising activity, a decrease in professional and regulatory fees and restructured consulting services further contributed to the decrease in our costs.

Liquidity

GOING CONCERN

The consolidated financial statements included in this quarterly report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements, if possible.  At October 31, 2013, we had a working capital deficit of $1,620,162 and accumulated losses of $7,341,117 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties, geological services and option payments.

Sources and uses of cash

NINE MONTHS ENDED OCTOBER 31, 2013 AND 2012

Table 5 summarizes our sources and uses of cash for the nine months ended October 31, 2013 and 2012.

Table 5:  Summary of sources and uses of cash

	October 31,
	2013	2012
Net cash provided by financing activities	$ 51,308	$ 332,692
Net cash used in operating activities	(58,637)	(198,582)
Net cash used in investing activities	(2,498)	(130,916)
Effect of foreign currency exchange	45,365	(15,755)
Net increase/(decrease) in cash	$ 35,538	$ (12,561)

Net cash provided by financing activities. During the nine months ended October 31, 2013, we borrowed $7,000 US and $45,000 Cdn (approximately $44,308 US) from our CEO.

During the nine months ended October 31, 2012, we received $150,000 on exercise of warrants for 500,000 shares at $0.30 per share and $120,301 when we issued 267,335 shares at $0.45. During the same period, we borrowed $57,000 from a shareholder and $40,000 Cdn (approximately $39,944 US) from our CEO, and repaid $56,553 in principal and accrued interest toward a loan made by a company owned by a significant shareholder.

Net cash used in operating activities. During the nine months ended October 31, 2013, we used net cash of $58,637 in operating activities. We used $255,688 to cover operating costs and increased our prepaid expenses by $1,020. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $43,817 and $25,185, respectively. We also increased our accounts payable to related parties by $231,241 and recorded $19,285 in accrued interest on notes payable to related parties.

During the nine months ended October 31, 2012, we used net cash of $198,582 in operating activities. We used $944,969 to cover operating costs. This use of cash was offset by increases in our accounts payable and accrued liabilities of $76,825 and $21,021, respectively.  This increase was associated mainly with our exploration activities and preparation of the updated NI 43-101 report, as well as expenses for a due diligence review to determine whether we would list our stock on the TSX Venture Exchange. We also increased accounts payable to related parties by $506,331 and recorded $15,738 in accrued interest on notes payable to related parties. Our prepaids and other receivables decreased by $39,824 which also contributed to a decrease in cash used in operations.

Net cash used in investing activities. During the nine months ended October 31, 2013, we spent $77,498 acquiring mineral claims and paying property taxes associated with our mineral claims. During the same period we received $75,000 from Geoactiva pursuant to the Option Agreement described in the section entitled “Option with Geoactiva SpA”.

During the nine months ended October 31, 2012, we spent $130,916 acquiring mineral claims and paying property taxes associated with our mineral claims.

Since inception through October 31, 2013, we have invested $1,318,478 acquiring our mineral claims and $19,820 for acquisition of other capital assets.

Non-cash changes: On October 31, 2012, we received a credit memo from Fladgate Exploration Consulting Corporation forgiving $171,827 in debt owed by the Company. During the nine months ended October 31, 2013, we settled $750,000  in debt by issuing 15,000,000 shares of our common stock at $0.05 per share. The transaction resulted in a reduction in the amount of $750,000 to our current liabilities and a gain of $150,000 on settlement of debt.

Unproved mineral properties

We have three active properties which we have assembled since the beginning of 2007 - the Farellon, Perth, and Mateo. These properties consist of both mining and exploration claims and are grouped into two district areas - the Carrizal Alto area properties and the Vallenar area properties.

Active properties

Table 6: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net area [a]
Carrizal Alto area
Farellon
Farellon 1 - 8 claim	100%, mensura	66
Farellon 3 claim	100%, manifestacion	300
Cecil 1 - 49 claim	100%, mensura	230
Teresita	100%, mensura	1
Azucar 6 - 25	100%, mensura	88
Stamford 61 - 101	100%, mensura	165
Kahuna 1 - 40	100%, mensura	200
		1,050	1,050
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 46 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot claim	100%, manifestacion	300
		2,404
Overlapped claims [a]		(121)	2,283
Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100% ,mensura	60
Mateo 1, 2, 3, 9,10,12, 13, 14 claims	100%, mensura in process	1,371
Mateo 4 and 5 claims	100%, manifestacion	600
		2,163
Overlapped claims [a]		(469)	1,694

			5,027

a Some manifestacions overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

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

Date	Option payments	Exploration expenditures
April 30, 2013*	$37,500
October 30, 2013*	37,500
April 30, 2014	50,000	$500,000
October 30, 2014	50,000
April 30, 2015	100,000	1,000,000
October 30, 2015	100,000
April 30, 2016	125,000	1,000,000
October 30, 2016	250,000
April 30, 2017	250,000	1,000,000
	$1,000,000	$3,500,000

*$37,500 was paid on April 30, 2013 and October 30, 2013.

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

In August 2013 Geoactiva started a drilling program on the Perth Property and surrounding claims. As of the date of this report the drilling program was concluded totaling 2,900 meters drilled on and in the vicinity of the Perth Property. We expect to receive the final report on the results of the program and assays by the end of this fiscal year.

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

Contingencies and commitments

We had no contingencies at October 31, 2013.

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

Equity financing

To generate working capital, between February 1, 2011 and December 12, 2013, the date of this report, we issued 7,740,668 shares of our common stock and warrants for the purchase of 7,187,001 shares of our common stock to raise $2,303,401 under Regulations S and D promulgated under the Securities Act of 1933.

On August 12, 2013, we reached an agreement with certain debt holders to pay $750,000 in debt with 15,000,000 shares of our common stock at $0.05 per share. The transaction resulted in a reduction in the amount of $750,000 to our current liabilities and a gain of $150,000 on settlement of debt.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional capital to support our operations and develop our business plan.  If we succeed in completing future equity financings, the issuance of additional shares will result in dilution to our existing stockholders.

Debt financing

Between February 1, 2011 and December 12, 2013, the date of this report, we borrowed a total of $350,680 from related parties.  Of this amount $115,000 in notes payable and accrued interest owed to Richard Jeffs were reassigned to two unaffiliated entities in a private transaction and subsequently paid with shares of our common stock as part of the August 12, 2013 agreement described in the section “Overview”.

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

Related-party transactions

Table 7 describes the amounts due to related parties that were incurred during the fiscal year ended January 31, 2013, and the nine months ended October 31, 2013.

Table 7: Due to related parties
	October 31, 2013	January 31, 2013
Due to Da Costa Management Corp. [a]	$333,166	$269,097
Due to Fladgate Exploration Consulting Corporation [b]	393,110	894,377
Due to Caitlin Jeffs [c]	3,020	-
Due to Minera Farellon Limitada [d]	104,859	94,588
Due to Richard Jeffs	46,877	50,920
Total due to related parties	$881,032	$1,308,982

a During the nine months ended October 31, 2013, we incurred $90,000 in consulting fees with Da Costa Management Corp., a company owned by our CFO and treasurer, of which $20,000 were donated to us. During the same period in 2012, we recorded $173,124, in consulting fees to Da Costa Management Corp. In addition to direct consulting fees we also reimbursed Da Costa Management Corp. for certain business related expenses paid on our behalf.

b During the nine months ended October 31, 2013, we incurred $22,997 in mineral exploration expenses with Fladgate Exploration Consulting Corporation, a company controlled by two of our directors. During the nine months ended October 31, 2012, we incurred $167,604 in mineral exploration expenses provided by the same company. In addition to direct mineral exploration fees we also reimbursed Fladgate Exploration Consulting Corporation for certain business related expenses they paid on our behalf.

c  During the  nine months ended October 31, 2013 we recorded $3,020 in reimbursable expenses to Caitlin Jeffs, our President and CEO. During the nine months ended October 31, 2012, we did not have any transactions with Caitlin Jeffs.

d During the nine months ended October 31, 2013 and 2012 we recorded $10,079 and $10,165, respectively, in rental fees with Minera Farellon Limitada, a company owned by Richard Jeffs, the father of our president and a holder of more than 5% of our shares of common stock.

Notes payable to related parties

Table 8 describes the promissory notes payable to related parties including accrued interest as at October 31, 2013 and January 31, 2013.

Table 8: Notes payable to related parties

	October 31, 2013	January 31, 2013
Notes payable to Richard Jeffs [a]	$8,172	$118,797
Notes payable to Caitlin Jeffs [b]	191,925	136,532
Notes payable to Fladgate Exploration Consulting Corporation [b]	70,828	69,589
Notes payable to John da Costa [c]	9,775	9,210
Total notes payable to related parties	$280,700	$334,128

a The principle amount of the notes payable to Richard Jeffs was $108,000. They were payable on demand, unsecured and bore interest at 8% per annum compounded monthly. On July 8, 2013, we received a letter from Richard Jeffs notifying us of the reassignment of $115,000 in debt owed to him to two unaffiliated entities. The remaining interest as of the July 8, 2013 continues to accrue interest at 8% per annum compounded monthly.

b The principle amounts of the notes payable to Caitlin Jeffs are $152,000 Cdn and $29,000 US, they are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $17,178 had accrued as at October 31, 2013. The principle amount of the note payable to Fladgate Exploration Consulting Corporation is $62,389 Cdn; it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $11,006 had accrued as at October 31, 2013.

c The principle amount of the note payable to John da Costa is $8,500, it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $1,275 had accrued as at October 31, 2013.

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

Item 4.  Controls and Procedures.

(a) Disclosure Controls and Procedures

Caitlin Jeffs, our chief executive officer and president, and John da Costa, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as the term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report (the “evaluation date”).  Based on their evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting

During the quarter covered by this report, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 12, 2013, we entered into agreements with 10 entities (the “Debt Holders”) pursuant to which the Debt Holders agreed to accept shares of our common stock at the rate of $0.05 per share for payment of debt totaling $750,000.  On October 17, 2013, we issued an aggregate of 15,000,000 shares of common stock to the Debt Holders in payment of the debt.  The shares of common stock were issued in reliance on Regulation S promulgated under the Securities Act of 1933. None of the Debt Holders is a resident of or domiciled in the United States and each Debt Holder represented that it was not a U.S. Person, as that term is defined in Rule 902 of Regulation S, and was not acquiring the securities for the account or benefit of any U.S. person.  Each Debt Holder agreed that it would offer, sell or otherwise transfer the common stock only (A) pursuant to a registration statement that has been declared effective under the Securities Act of 1933 (the “Act”), (B) pursuant to offers and sales that occur outside the United States within the meaning of Regulation S in a transaction meeting the requirements of Rule 904 (or other applicable Rule) under the Act, or (C) pursuant to another available exemption from the registration requirements of the Act, subject to our right prior to any offer, sale or transfer pursuant to clauses (B) or (C) to require the delivery of an opinion of counsel, certificates or other information reasonably satisfactory to us for the purpose of determining the availability of an exemption.  Our principal office is located in Canada.  We undertook no “directed selling efforts”, as that term is defined in Rule 902 of Regulation S, of the securities offered.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
10.1	Form of Agreement to Accept Shares of Common Stock for Monies Owed(3)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code(4)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements. (4)

(1) Incorporated by reference from the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134363.

(2)Incorporated by reference from the registrant’s Quarterly report on Form 10-Q for the period ended October 31, 2010 and filed with the Securities and Exchange Commission on December 13, 2010.

 (3)Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, which was originally filed with the Securities and Exchange Commission on September 19, 2013 as file number 333-190647.

(4)Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 12, 2013

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer

13