Form 10-K
period 2014-01-31
RED METAL RESOURCES, LTD.
filed 2014-04-30
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ] .

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of July 31, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of the common equity was $338,652.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 28, 2014 was 32,956,969.

i

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

Orebody	A term used to denote the mineralization contained within an economic mineral deposit.

Term	Definition
Outcrop	An exposure of rock or mineral deposit that can be seen on the surface, that is, not covered by soil or water.
Oxidation	A chemical reaction caused by exposure to oxygen that results in a change in the chemical composition of a mineral.
Oz	Ounce. A measure of weight in gold and other precious metals, correctly troy ounces, which weigh 31.1 grams as distinct from an imperial ounce which weigh 28.4 grams.
RC drilling	Reverse Circulation drilling is one of the drilling methods, where drill cuttings are returned to surface inside the rods.
Shaft	A vertical passageway to an underground mine for moving personnel, equipment, supplies and material including ore and waste rock.
Strike	The direction, or bearing from true north, of a vein or rock formation measure on a horizontal surface.
Stringer	A narrow vein or irregular filament of a mineral or minerals traversing a rock mass.
Sulphides	A group of minerals which contains sulfur and other metallic elements such as copper and zinc. Gold is usually associated with sulphide enrichment in mineral deposits.
Tailings	Material rejected from a mill after most of the recoverable valuable minerals have been extracted.
Vein	A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.
Zone	An area of distinct mineralization.

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

On August 21, 2007, we formed Minera Polymet Limitada (“Polymet”), a limited liability company, under the laws of the Republic of Chile.  We own 99% of Polymet, which holds our Chilean mineral property interests.  Under Chilean law, a resident of Chile must be a shareholder in a limitada.  To meet this requirement, 1% of Polymet is owned by a Chilean resident, an experienced manager who has organized an office and other resources for us to use and is Polymet’s legal representative in Chile. Polymet’s office is located in Vallenar, III Region of Atacama, Chile.  When we refer to “Red Metal”, the “company”, “we”, “us” or “our” in this report, we mean Red Metal Resources Ltd. together with Minera Polymet Limitada.

Our resident agent’s office is at 711 S. Carson Street, Suite 4, Carson City, Nevada, 89701.  Our business office is at 195 Park Avenue, Thunder Bay, Ontario, Canada, P7B 1B9.  Our telephone number is (807) 345-7384; our email address is admin@redmetalresources.com; and our web address is www.redmetalresources.com.  Information on our web site is not a part of this Annual Report.

We are a start-up exploration stage company with no material revenue generating operations.  We are in the business of acquiring and exploring mineral claims. All of our claims are located in the III Region of Atacama, Chile. We have not determined whether our claims contain mineral reserves that are economically recoverable. We have not produced revenues from our principal business and are considered an exploration stage company.

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

Recent corporate developments

Option with Geoactiva SpA

On April 30, 2013, Minera Polymet Limitada, our Chilean subsidiary, granted Geoactiva SpA, a Chilean mining company (“Geoactiva”), an option to purchase 100% of our Perth property.  To maintain the option and acquire the property, Geoactiva agreed to pay Minera Polymet $1,000,000 and incur $3,500,000 in exploration expenses over 48 months. For further information about this transaction, see the discussion titled “Option with Geoactiva SpA” included in the “Unproved Mineral Properties” section of this Annual Report.

Debt payment

On August 12, 2013, in an effort to reduce our debt we reached an agreement with certain debt holders to accept 15,000,000 shares of our common stock at a price of $0.05 per share as payment for an aggregate $750,000 of debt.  $115,000 of the debt including accrued interest was initially owed to Richard Jeffs, the father of our CEO and a significant shareholder, for loans made to us for working capital.  The loans were evidenced by promissory notes, which were due on demand and accrued interest at the rate of 8%, compounded monthly. Mr. Jeffs assigned the right to payment of this debt, for value, to two unaffiliated entities. $560,000 of the debt represented invoices from Fladgate Exploration Consulting Corporation, a company controlled by two of our directors, for services rendered to us.  This amount did not accrue interest.  Fladgate Exploration Consulting Corporation assigned the right to payment of this amount, for value, to eight unaffiliated entities.  $75,000 of the debt represented non-interest bearing advances made to us for working capital by Minera Farellon Limitada, a company owned by Richard Jeffs. Minera Farellon Limitada assigned the right to payment of this amount, for value, to an unaffiliated entity.  We agreed to file a registration statement on Form S-1 to register the shares of common stock to be issued to the debt holders.  The registration statement was filed on August 15, 2013, and was declared effective on October 16, 2013. While the payment of $750,000 of debt with shares of our common stock reduced the amount of money we owe and increased our working capital, because we have earned only limited revenues from our operations since our inception, the reduction in our debt did not materially increase our overall liquidity.

Repricing of warrants

On April 5, 2013, we extended the term of the warrants to purchase up to 6,919,666 shares of our common stock issued as part of the April 7, 2011 private equity financing for an additional year, from April 7, 2013 to April 7, 2014, and lowered the exercise price to $0.10. On April 7, 2014, these warrants expired unexercised.

On November 25, 2013 we lowered to $0.10 the exercise price of warrants to purchase 267,335 shares of our common stock issued as part of the April 12, 2012 private equity financing and extended the term to April 27, 2015.  The warrants are held by two individuals.

Grant of options

On February 28, 2014, we granted 1,200,000 options to purchase shares of our common stock under the Red Metal Resources Ltd. 2011 Equity Incentive Plan. The options were granted to certain officers, directors, and consultants; our Chief Executive Officer, Chief Financial Officer, and Vice President of Exploration were each granted options to purchase up to 300,000 shares of our common stock. The options are exercisable at $0.15 for a term of two years and vested upon grant.

Chile’s mining and land tenure policies

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

As of the date of this report, our Chilean mineral properties are represented mainly by mensura and mensura in process claims. We also have two manifestacion stage claims, however, we cannot guarantee that these claims will convert to mensura claims.

Strategic relationships

We have a close working relationship with Minera Farellon Limitada (“Minera Farellon”), a Chilean company owned equally by Kevin Mitchell, Polymet’s legal representative in Chile, and Richard Jeffs, who holds more than 5% of our shares of common stock (see Table 20).  Minera Farellon investigates potential claims and often ties them up, by staking new claims, optioning or buying others’ claims, all at its own cost.  This gives us an opportunity to review the claims to decide whether they are of interest to us.  If we are interested, then we either proceed to acquire an interest in the property directly from the owner, or, if Minera Farellon has already obtained an interest, we take an option to acquire its interest. Minera Farellon, which is located in the city of Vallenar, also provides some of our logistical support in Vallenar under a month-to-month contract, which enables us to limit our operating expenses to those needed from time to time.

Unproved mineral properties

Due to a lack of operating capital, during the fiscal year ended January 31, 2014, we conducted no material exploratory operations on any of our properties.  Until we are able to raise operating capital, which we cannot assure that we can do, we will not be able to initiate new exploration efforts or continue the exploration efforts we have begun.  On April 30, 2013, our Chilean subsidiary, Minera Polymet Limitada granted Geoactiva SpA, a Chilean mining company (“Geoactiva”), an option to purchase 100% of our Perth property.  See the section below titled, “Option with Geoactiva SpA”.  The option agreement gives us confidence there is an opportunity to raise funds by selling some of our properties or by entering into joint venture agreements to develop some of our properties. We have three active properties which we have assembled since the beginning of 2007 - the Farellon, Perth, and Mateo. These properties consist of both mining and exploration claims and are grouped into two geographical areas - Carrizal Alto area properties and Vallenar area properties.

Active properties

Table 2: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net area[a]
Carrizal Alto area
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Cecil 1 - 49 claim	100%, mensura	230
Teresita	100%, mensura	1
Azucar 6 - 25	100%, mensura	88
Stamford 61 - 101	100%, mensura	165
Kahuna 1 - 40	100%, mensura	200
		750	750
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 45 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot 1 al 58	100%, mensura in process	300
		2,404
Overlapped claims [a]		(121)	2,283
Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100% ,mensura	60
Mateo 1, 2, 3, 9,10,12, 13, 14 claims	100%, mensura in process	1,371
Mateo 4 and 5 claims	100%, manifestacion	600
		2.163
Overlapped claims [a]		(469)	1,694
			4,727

a Some manifestacions overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

Our active properties as of the date of this filing are set out in Figure 1. These properties are accessible by road from Vallenar as illustrated in Figure 1 below.

Figure1: Location and access to active properties.

FARELLON PROPERTY

The Farellon property consists of two groups of claims which are not contiguous but lie within the historical Carrizal Alto mining district southwest of the Carrizal Alto mine. Table 3 describes the claims and Figure 2 illustrates them.

Table 3: Farellon property
Claim	Type
Mensura (ha)
Farellon Alto 1 - 8	66
Cecil 1 - 49	230
Teresita	1
Azucar 6 - 25	88
Stamford 61 - 101	165
Kahuna 1 - 40	200
750

Figure2: Farellon Property

The Farellon Alto 1 - 8 is the first mineral claim that we acquired in Chile. It covers 66 hectares and is centered about 309,150 east and 6,888,800 south UTM PSAD56 Zone 19 in Province of Huasco, Commune of Huasco, III Region of Atacama, Chile.

We acquired the claim on April 25, 2008, for $550,000 and owe a royalty equal to 1.5% of the net proceeds that we receive from the processor to a maximum of $600,000 with a monthly minimum of $1,000 when we start exploiting the minerals extracted from the claim.  We can pay any unpaid balance of the royalty at any time.

On May 23, 2013 we entered into a rental agreement with Minera Farellon Limitada (“Minera Farellon”), to allow Minera Farellon to conduct certain exploration and mining activities on the Farellon Alto 1 - 8 claim (the “Farellon Claim”) in exchange for a 10% royalty on gross smelter returns.

In January 2014 Minera Farellon started small scale mining activities on the Farellon Claim, which resulted in $2,500 royalty revenue from gross smelter returns. At the same time, the mining activities triggered our obligation to pay the minimum royalty to the original vendors; and as of the date of this report we have paid or accrued $2,500 in minimum royalties payable under our option agreement.

On September 17, 2008, we bought the Cecil 1 - 49, Cecil 1 - 40 and Burghley 1 - 60 claims for $27,676. On December 1, 2009, we initiated the manifestacion process when we applied to convert the Cecil 1 - 40 and Burghley 1 - 60 exploration (pedimento) claims to mining (mensura) claims.  In January 2013 we abandoned the manifestacion process for the Cecil 1-40 and Burghley 1-60 claims due to the fact that several mensuras underlying the claims covered the most prospective ground as outlined in our prospecting and mapping program completed in April 2012.

The Cecil claim covers 230 hectares and is centered at 310,250 east and 6,891,500 south UTM PSAD56 Zone 19 and lies approximately 1.7 kilometers north of the Farellon Alto 1 - 8 border. The claim covers a 700 metre strike length of a mineralized vein interpreted to be part of the same mineralizing system as the Farellon Alto 1 - 8 vein. An investigation completed during the Farellon Alto 1 - 8 acquisition uncovered a broad regional reconnaissance sampling program completed in 1996 showing results from the areas covered by the Cecil claim. Results from the 1996 sampling show copper and gold grades similar to grades returned from the Farellon vein, indicating that the Cecil claim could have similar mineralized bodies.

In July 2010 we staked Farellon 3 pedimento adjacent to our Farellon Alto 1 - 8 claim. During February 2013 we started a manifestacion process to convert this claim to mensura, however, due to the fact that the most prospective ground on the claim lies within the national park area we decided to abandon the manifestacion process on the claim.

On August 21, 2012, we acquired four mineral claims - Azucar 6-25, Kahuna 1-40, Stamford 61-101, and Teresita - through the government auction for a total price of $19,784. The Azucar claim is the most prospective of these claims as it covers a 1,200 metre strike length of a mineralized vein interpreted to be part of the same mineralizing system as the Farellon Alto 1 - 8 vein. Three parallel veins have also been identified on the Azucar claim during the 2012 mapping and prospecting program and can be seen on Figure 3.

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

Exploration history. The Farellon property is in the Carrizal Alto mining district and lies 5 kilometers along strike south of the center of the historic Carrizal Alto copper-gold mine. Veins of the Farellon property were exploited as part of the Carrizal Alto mines. We have located no hard data summarizing all of the past mining activity, but tailings, slag dumps and the size of the shafts and some of the shallow surface workings are evidence of extensive historical mining.

Mine workings of various sizes are all along the Farellon property, but only one modern exploration program has been completed.  In 1996, the Farellon and two other veins, the Fortuna and the Theresa, were explored by an Australian junior mining company Minera Stamford S.A.  Their exploration included a large mapping and surface sampling program followed by a 34-hole RC drilling program.  Of these 34 drill holes, 23 were drilled on the Farellon Alto 1 - 8 claim.  The RC drilling program on the Farellon claim consistently intersected oxide and sulphide facies mineralization along a 2 kilometer-long zone covering the Farellon claim and strike extents to the south.  Mineralization is 2 to 35 meters wide with an average width of 5 meters.  The mineralized zone consists of one or more discrete veins and, in places, stockwork veining and mineralization.  While drilling covered the length of the property, gaps up to 350 meters are untested and infill drilling is required to confirm an economic ore body. Table 4 presents the significant intersections from the 23 holes drilled on the Farellon claim in the 1996 drilling.

Table 4: Farellon historic significant intersections (1996)
Drill hole FAR-96	Significant intervals (m)			Assay results
	From	To	Length	Gold (g/t)	Copper (%)	Cobalt (%)
06	49	54	5	0.15	0.73	0.01
07	25	34	9	0.38	1.05	0.02
09	57	84	27	0.51	0.91	0.03
010	31	36	5	1.00	0.68	0.04
011	20	26	6	0.67	0.46	0.02
013	86	93	7	0.87	1.68	0.04
014	77	83	6	0.66	0.85	0.06
015	59	79	20	0.99	0.98	0.06
	99	109	10	0.18	1.02	0.03
016	24	26	2	0.95	1.57	0.02
	64	70	6	0.73	0.81	0.07
020	14	16	2	0.46	1.85	0.05
	39	43	4	0.75	0.90	0.03
021	22	25	3	4.17	5.29	0.11
022	29	39	10	1.53	1.31	0.04
	100	108	8	3.72	2.49	0.06
023	50	53	3	0.48	1.10	0.06
	59	64	5	0.28	0.78	0.03
	132	147	15	0.60	1.42	0.03
024	33	36	3	0.94	2.89	0.06
025	65	85	20	0.97	1.22	0.02
028	55	58	3	0.12	0.52	0.06
029	30	34	4	0.18	1.15	0.07
	82	87	5	0.09	0.96	0.01

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

Mineralization. The Farellon property lies within the Candelaria iron oxide-copper-gold (IOCG) belt of Chile. Ore bodies in the belt occur in veins, breccias, stringer bodies and layer parallel replacement bodies and are typically associated with north-south trending faults related to the Atacama Fault Zone.  All IOCG deposits have a strong association with iron oxides in the form of hematite or magnetite.  In the Candelaria region, larger ore bodies are located where the fault zones intersect a lithological contact with significant rheological contrast such as a sedimentary and volcanic intrusive contact.

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

Many of the existing intercepts in this area were from the 1996/97 drill program, but no geological information can be located for these drill holes.  By infilling the area with drilling at 75 meter pierce points the aim was to increase confidence in the continuity and increase knowledge of the nature and structural controls on mineralization to aid further exploration planning. 2011 drill results confirmed that mineralization is still present downdip of past drilling intercepts and still open at depth. Infill drilling continued to confirm the continuity of the mineralization and aided in the development of a 3D model that will be used for any future drill planning.

2011 drilling confirmed the overall regional shear structural controls on mineralization occurring within the oblique fault contact between overlying Paleozoic Metasediments and underlying Jurassic intermediate intrusives. Supergene mineralization seems to occur within local faults not immediately within the lithological fault contact - possibly fault splays emanating off the main regional structure. In the 2011 drillholes, supergene copper-gold mineralization was intersected 50-150m downhole with abundant carbonate and iron oxide precipitation.

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

Significant results of assays from the 2011 drill program are presented in Table 5 below.

Table 5: Farellon drilling results (2011)

Drill Hole ID	Assay interval (m)			Assay grade
	From	To	Length	Copper %	Gold g/t
FAR-11-001	36	49	13	2.51	0.35
FAR-11-001	78	85	7	0.43	0.04
FAR-11-002	No Significant Intersections. Zone faulted off
FAR-11-003	150	155	5	0.40	0.28
FAR-11-003	177	182	5	0.44	0.15
FAR-11-004	141	145	4	0.73	0.01
FAR-11-005	124	133	9	0.84	0.26
FAR-11-006	80	112	32	1.35	0.99
FAR-11-007	56	74	18	0.50	0.40
FAR-11-008	98	102	4	0.85	0.26
FAR-11-009	202	211.55	9.55	0.95	0.42
FAR-11-010	179.13	183	3.87	0.50	0.39
FAR-11-011	54	56	2	0.97	0.48

Figure 3 below illustrates the Farellon geology and the 2006, 2009 and 2011 drillhole collar locations as well as surface traces of mineralized vein systems:

308,000 mE
310,000 mE
312,000 mE
314,000 mE
N
0
1
2
kilometers
Carrizal Alto
Mine
6,892,000 mN
Farellon Property
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
Date: 23/02/2014
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

2013 Drilling

In 2013 we drilled two RC drillholes on the Farellon Property.  The two new drillholes, FAR-13-001 and 002, totaling 116 metres, were drilled 25 metres along strike and are intended to aid in identifying the most prospective area on the site to initiate small scale production. The results from the FAR-13-002 drillhole returned 2.15% Cu over 7m with .28 g/t Au; the FAR-13-001 drillhole returned  0.70% Cu over six meters with 0.20 g/t Au and including 1.25% Cu and 0.34 g/t Au over 2 meters.

PERTH PROPERTY

On March 10, 2011, we purchased for $35,000 a group of 12 claims (the “Perth”) as described in Table 6 and illustrated in Figure 4.

Table 6: Perth property

Claim	Type
Mensura/ Mensura in process (ha)
Perth 1 al 36 claim	109
Lancelot I 1 al 30 claim	300
Lancelot II 1 al 20 claim	200
Rey Arturo 1 al 30 claim	300
Merlin I 1 al 10 claim	60
Merlin I 1 al 24 claim	240
Galahad I 1 al 10 claim	50
Galahad I 1 al 46 claim	230
Percival III 1 al 30 claim	300
Tristan II 1 al 30 claim	300
Tristan IIA 1 al 5 claim	15
Camelot 1 al 58	300
2,404[a]

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

Location and means of access. The Perth property is centered about 308,750 east and 6,895,000 south UTM PSAD56 Zone 19 approximately 75 km northwest of the city of Vallenar with the highest point at approximately 925 meters above sea level.  The property is accessible by road from Vallenar. The Perth property is accessed by taking the Pan American Highway north from Vallenar for 20 kilometres, then turning west onto the road to Canto del Agua, a distance of 35 kilometres, then taking the Cardones Canyon road for 15 kilometres, and turning southwest towards Cerro Cachina Grande along a secondary gravel road for 14 kilometres to the property.

Exploration history.  Exploration programs on the Perth property have historically been limited to surface sampling and mapping programs completed in 2007 and 2008. Significant results from historic channel samples across the veins are shown in Table 7. Numerous artisanal mine workings on the property have previously been exploited for both copper and gold; however, no records of grade or tonnage can be located.

Table 7: Perth historic significant intersections

SAMPLE	Au g/t	Cu %	Co%	Length of Sample (m)
521617	2.5	0.39	0.03	1.0
521796	2.5	0.21	0.00	1.0
521629	2.8	0.76	0.19	3.5
56905	3.1	1.00	0.19	1.0
521610	3.5	0.30	0.02	0.5
521622	4.5	1.72	0.02	1.0
521788	4.5	0.19	0.00	2.0
56858	5.0	0.42	0.16	1.0
521789	5.5	0.29	0.00	2.0
521628	6.2	0.59	0.14	1.3
521609	10.7	0.35	0.07	1.0

Geology. The Perth property overlies the contact between Paleozoic metamorphic sediments and a Cretaceous tonalitic batholith. A swarm of north northeast trending fault-related copper gold bearing quartz veins crosscuts the property. Surface mapping and sampling records show twelve veins identified so far on the south end of the property. The veins average two metres wide but have been measured up to six metres wide.

In spring of 2011 we completed a reconnaissance mapping and sampling program on the Perth property.  Geological mapping during the program identified four major areas where mineralization in veins appear to be concentrated.  Sampling consisted of 129 reconnaissance samples taken of vein material where veins outcropped at surface.  Significant results are summarized below:

Table 8: Perth 2011 significant reconnaissance samples

SAMPLE	Au g/t	Cu %
0003	7.47	1.73
0010	7.37	3.63
0016	8.86	2.29
0017	29.93	1.1
0033	21.66	2.85
0042	0.9	7.74
0077	10.2	2.43
0078	8.39	3.78
0097	4.42	0.14
0098	10.27	0.51
0099	3.61	0.19
0100	6.37	0.22
0110	22.58	1.51
0121	11.12	3.9

Figure 5 below illustrates the Perth geology as well as the historic and 2011 reconnaissance sample gold g/t assay results:

Figure 5 Perth Property Geology

Option with Geoactiva SpA.

On April 30, 2013, we granted Geoactiva SpA (“Geoactiva”) an option to purchase 100% of the Perth property through the execution of a mining option purchase agreement (the “Option Agreement”). In order to maintain the option to purchase and to acquire the Perth property, Geoactiva must pay us the total amount of $1,000,000 and incur exploration expenses over 48 months as set out in the following table:

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

Upon exercise of the Option Agreement and once the commercial production begins, Geoactiva will pay us a royalty on Net Smelter Returns (“NSR”) of 1.5% from the sale of gold, copper, and cobalt extracted from the Perth property. At any time after the exercise of the Option Agreement and Geoactiva’s fulfilment of the investment commitment of $3,500,000 in exploration expenditure, Geoactiva may purchase 100% NSR as follows:

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

In August 2013 Geoactiva started a drilling program on the Perth property and surrounding claims. The drilling program totaled 2,900 meters drilled on and in the vicinity of the Perth property. The data acquired from the drilling program is being compiled and, once ready, will be made available to us. As of the date of this Annual Report on Form 10-K we have not received the report on the results of the program.

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

Table 9: Mateo property
Claim	Type
	Mensura (ha)	Mensura in process[a] (ha)	Manifestacion[a] (ha)
Che Uno 1 - 8	32
Che Dos 1 - 10	44
Margarita 1 - 14	56
Irene Uno 1 - 2	10
Irene Dos 1 - 10	50
Mateo 1, 2, 3, 9,10,12, 13, 14		1,371
Mateo 4			300
Mateo 5			300
	192	1,371	600

a Some of the claims are staked over the mensuras to claim the ground surrounding them. See Figure 6.

Figure 6: Mateo Property

CHE UNO AND CHE DOS CLAIMS

On October 10, 2008, Minera Farellon Limitada granted us the option to purchase the Che Uno and Dos claims. The Che claims cover 76 hectares centered about 339,002 east and 6,838,450 south UTM PSAD56 Zone 19. They are in the northwest corner of the Mateo property.  On April 12, 2011 we completed the acquisition of the Che claims by paying approximately $20,000 to Minera Farellon.

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

MATEO CLAIMS

The Mateo claims consist of eight mensura in process - Mateo 1 through 3, 9,10, and 12 through 14, and two manifestacione - Mateo 4 and 5, covering 1,971 hectares, which we staked between November 2008 and November 2011. The claims are centered about 337,675 east and 6,837,600 south UTM PSAD56 Zone 19 and cover a five-kilometer strike length of intensely altered volcanics with significant massive sulphide mineralization.

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
PSAD56 Zone 19
Mateo Property

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

Abandoned claims

During the year ended January 31, 2014, we wrote off $6,000 in payments for generative claims that we decided not to pursue.

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

Patents/Trademarks/Licenses/Franchises/Concessions/Royalty Agreements/Labor Contracts

We have no intellectual property such as patents or trademarks, and, other than the royalties that were discussed under the “Unproved mineral properties” section, no royalty agreements or labor contracts.

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

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations.  For mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards.  Legislation and regulations also establish requirements for decommissioning, reclaiming and rehabilitating mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time. As we are not mining or processing, and are unlikely to do so for some years, we have not investigated these regulations.

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

Number of total employees and number of full-time employees

Red Metal does not have any employees. Caitlin Jeffs, Michael Thompson, and Joao (John) da Costa, who are directors and officers, provide their services to the company as independent consultants.  Polymet retains the services of Kevin Mitchell, who is Polymet’s legal representative and manager in Chile, and an administrative employee. We contract for the services of geologists, prospectors and other consultants as we require them to conduct our exploration programs.

ITEM 1A: RISK FACTORS

IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT, THE FOLLOWING RISKS AND UNCERTAINTIES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS AND FINANCIAL CONDITION.

During the fiscal years ended January 31, 2014 and 2013 we earned no significant revenue while our operating expenses totalled $546,192 and $1,108,226, respectively. If we do not find sources of financing as and when we need them, we may be required to cease our operations.

Mineral exploration and development are very expensive.  During the fiscal year that ended on January 31, 2014, we earned $500 in royalty revenue while our operating expenses totalled $546,192. During the fiscal year that ended on January 31, 2013, we earned $7,804 in geological consulting revenue while our operating expenses totalled $1,108,226. This resulted in a total accumulated loss of $7,481,121 since inception. As of January 31, 2014 we had cash of $3,508.  Since inception, we have sold our securities and borrowed money to fund our operations.  Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue, obtain additional financing, or enter into joint venture agreements.  Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities.  If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

Our financial statements have been prepared assuming that we will continue as a going concern.   Except for approximately $24,000 in revenue from royalties and geological services, we have not generated any revenue since inception and have accumulated losses.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue our operations depends on our ability to complete equity or debt financings as we need capital or generate capital from profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

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

We were incorporated on January 10, 2005, and to date have been involved primarily in organizational activities, acquiring and exploring mineral claims and obtaining financing.  We have earned minimal revenues and we are not profitable.  Whether we will be successful as a mining company must be considered in light of the costs, difficulties, complications and delays associated with our proposed exploration programs.  These potential problems include, but are not limited to, finding claims with mineral deposits that can be cost-effectively mined, the costs associated with acquiring the properties and the unavailability of human or equipment resources.  We have a short history and have had no more than minimal operations until April 25, 2008 when we acquired the mining claims known as Farellon Alto 1 - 8 in Chile.  We cannot assure you that we will ever generate significant revenue from our operations or realize a profit.  We expect to continue to incur operating losses during the next 12 months.

We owe approximately $1.2 million to related parties, and we may issue shares of our common stock to pay a portion of this debt, which will result in substantial dilution to our existing shareholders.

As of January 31, 2014, we owed approximately $1.2 million to related parties for loans and for services rendered to us.  We do not have the cash resources to pay this debt and we may decide to partially pay these individuals by issuing shares of our common stock to them.  Because the market value of our common stock is very low, the issuance of shares will result in substantial dilution to the percentage of our outstanding common stock owned by our current shareholders.

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

We have assembled interests in three mineral properties in Chile-the Farellon, Perth, and Mateo-which we have described above in Item 1.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol RMES on the OTC Link alternative trading system on the OTCQB marketplace. Table 11 presents the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the OTC Markets Group Inc.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Table 11: High and low bids

	High	Low
Fiscal year ended January 31, 2014
First quarter	$0.17	$0.029
Second quarter	$0.04	$0.04
Third quarter	$0.06	$0.04
Fourth quarter	$0.10	$0.065
Fiscal year ended January 31, 2013
First quarter	$0.61	$0.38
Second quarter	$0.38	$0.25
Third quarter	$0.25	$0.11
Fourth quarter	$0.17	$0.014

As of April 28, 2014, we had approximately 40 shareholders of record according to a shareholder’s list provided to us by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr., Henderson, Nevada, 89014.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Table 12 provides information as of April 28, 2014, regarding the compensation plan (Red Metal Resources Ltd. 2011 Equity Incentive Plan) under which equity securities of Red Metal are authorized for issuance.

Table 12. Equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders	1,200,000	$0.10	400,000

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

Please refer to the section ‘Unproved Mineral Properties’ under Item 1 of this Annual Report for a detailed description of our unproved mineral assets and associated exploration campaigns.

The cost and timing of all planned exploration programs are subject to the availability of qualified mining personnel, such as consulting geologists and geo-technicians, and drillers and drilling equipment. Although Chile has a well-trained and qualified mining workforce from which to draw and few early-stage companies such as Red Metal compete for the available resources, if we are unable to find the personnel and equipment that we need when we need them and at the prices that we have estimated today, we might have to revise or postpone our plans.

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 13 summarizes and compares our financial condition at January 31, 2014, to the year-ended January 31, 2013.

Table 13: Comparison of financial condition

	January 31, 2014	January 31, 2013
Working capital deficit	$(1,678,410)	$(2,083,112)
Current assets	$4,222	$4,142
Unproved mineral properties	$836,401	$852,611
Total liabilities	$1,682,632	$2,087,254
Common stock and additional paid in capital	$6,596,058	$5,976,058
Deficit	$(7,481,121)	$(7,085,429)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 14 and Table 15 present selected financial information for each of the past eight quarters.

Table 14: Summary of quarterly results (2014)

	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Revenue	$-	$-	$-	$500
Net income / (loss)	$(147,484)	$(151,343)	$43,139	$(140,004)
Basic and diluted loss per share	$(0.01)	$(0.01)	$0.00	$(0.00)

Table 15: Summary of quarterly results (2013)

	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Revenue	$7,804	$-	$-	$-
Net income / (loss)	$(397,663)	$(296,728)	$(250,578)	$(155, 453)
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

During the quarter ended April 30, 2012, we prepared an updated NI 43-101 report on our Farellon property, which resulted in increased exploration expenses, and we continued with the due diligence review related to listing our common stock on the TSX Venture Exchange, which resulted in increased professional and regulatory fees. During the quarter ended July 31, 2012, we kept our exploration and due diligence activities at a moderate level, which resulted in a decrease in our net loss for the quarter. During the quarters ended October 31, 2012, January 31, 2013 and April 30, 2013, we continued maintaining our operations at a lower level; our net loss for the quarter ended October 31, 2012, was $174,345, excluding the written down unproved mineral claims totaling $76,233; net loss for the quarter ended January 31, 2013, amounted to $155,453, and net loss for the quarter ended April 30, 2013, was $141,484 excluding $6,000 we wrote off when we decided to drop certain generative claims. During the quarter ended July 31, 2013, we filed an amendment to our registration statement that was originally filed in May of 2011, which resulted in an increase to our legal fees. During the same quarter we continued to maintain all other day-to-day operations at a minimum level, resulting in a similar net loss for each of the past four quarters. During the quarter ended October 31, 2013, we reached an agreement with the certain debt holders to pay $750,000 in debt owed to them with 15,000,000 shares of our common stock at $0.05 per share. The conversion was recorded at $0.04 per share, the market price of our common stock on the date of the transaction, which resulted in gain on settlement of debt of $150,000; this gain was partially offset by legal and regulatory fees associated with the registration statement on Form S-1 that we filed with Securities and Exchange Commission in order to register these shares. During the quarter ended January 31, 2014, we kept our exploration and operating activities at a low level, which resulted in a decrease in our net loss for the quarter.

Selected Financial Results

YEARS ENDED JANUARY 31, 2014 AND JANUARY 31, 2013

Our results of operations for the years ended January 31, 2014 and 2013 and the changes between those periods are summarized in Table 16.

Table 16: Changes in operating results

	Year ended January 31,		Changes between the years ended January 31, 2014 and 2013
	2014	2013
Revenue
Royalties	$ 500	$ -	$ 500
Geological services	-	7,804	(7,804)
	500	7,804	(7,304)
Operating expenses
Administration	52,886	40,355	12,531
Advertising and promotion	13,588	39,840	(26,252)
Amortization	3,276	4,489	(1,213)
Automobile	4,696	7,166	(2,470)
Bank charges	4,899	6,346	(1,447)
Consulting fees	125,971	232,068	(106,097)
Interest on current debt	81,997	165,387	(83,390)
IVA expense	2,564	4,640	(2,076)
Mineral exploration costs	54,289	231,852	(177,563)
Office	16,400	21,189	(4,789)
Professional fees	81,640	105,468	(23,828)
Rent	13,188	13,579	(391)
Regulatory	17,554	39,651	(22,097)
Travel and entertainment	3,925	32,223	(28,298)
Salaries, wages and benefits	63,894	81,148	(17,254)
Foreign exchange gain	(575)	(334)	241
Write-down of unproved mineral properties	6,000	83,159	(77,159)
Total operating expenses	546,192	1,108,226	(562,034)
Other items
Gain on settlement of debt	150,000	-	150,000
Net loss	$ 395,692	$ 1,100,422	$ (704,730)

Revenue. Our revenue for the year ended January 31, 2014 was $500; this revenue was generated from the royalty payments we received from Minera Farellon. Our revenue for the year ended January 31, 2013 was $7,804; this revenue was generated from geological services that we provided to an unaffiliated company. Due to the exploration rather than production nature of our business, we do not expect to have significant operating revenue within the next year.

Operating expenses. Our operating expenses decreased by $562,034, or 51%, from $1,108,226 for the year ended January 31, 2013 to $546,192 for the year ended January 31, 2014.

The most significant year-to-date changes were:

●

During the year ended January 31, 2013, we commissioned Micon International Limited to prepare an updated NI 43-101 report on our Farellon property; we also continued working on detailed mapping of the Farellon as well as the Mateo properties which resulted in mineral exploration expenditures of $231,852 as opposed to $54,289 during the year ended January 31, 2014, when we conducted only minimal exploration activities on the same properties.

●

Due to the substantial reduction in our mineral exploration activities during the year ended January 31, 2014, we significantly decreased our advertising and travel budget which resulted in decreases of $26,252 or 66% and $28,298 or 88% in advertising and promotion, and travel and entertainment expenses, respectively.

●

During the year ended January 31, 2013 we incurred $105,468 and $39,651 in professional and regulatory fees, respectively. The increased costs were associated with the due diligence review we undertook in determining whether to list our shares on the TSX Venture Exchange. During the year ended January 31, 2014, our professional and regulatory fees amounted to $81,640 and $17,554 and were mainly associated with the preparation and filing of an amendment to the Registration Statement on Form S-1 that we originally filed in May of 2011, as well as the preparation and filing of a Registration Statement on Form S-1 that we filed on August 15, 2013 and subsequent amendments thereto.

●

Due to the decrease in our operating activities and our efforts to control the overhead costs, our consulting fees for the year ended January 31, 2014 were reduced by $106,097, from $232,068 incurred during the year ended January 31, 2013, to $125,971 incurred during the year ended January 31, 2014.

●

As a result of the restructuring of our debt with certain debt holders our interest on current debt decreased by $83,390, or 50%, from $165,387 we incurred during the year ended January 31, 2013, to $81,997 incurred during the year ended January 31, 2014.

Other items. During the year ended January 31, 2014, we reached an agreement with the certain debt holders to pay $750,000 in debt owed to them with 15,000,000 shares of our common stock at $0.05 per share. The conversion was recorded at $0.04 per share, the market price of our common stock on the date of the transaction, which resulted in a gain on settlement of debt of $150,000.

Net loss. We had a net loss of $395,692 for the year ended January 31, 2014, compared to a net loss of $1,100,422 for the year ended January 31, 2013. The decrease in net loss was mainly associated with the reduced level of exploration activities, which resulted in a decrease in mineral exploration and automobile expenses. Our attempts to control other operating and overhead costs resulted in a reduction of all other operating expenses.

Liquidity

GOING CONCERN

The consolidated financial statements included in this Annual Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements, if possible.  At January 31, 2014, we had a working capital deficit of $1,678,410 and accumulated losses of $7,481,121 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties and geological services.

Sources and uses of cash

YEARS ENDED JANUARY 31, 2014 AND 2013

Table 17 summarizes our sources and uses of cash for the years ended January 31, 2014 and 2013.

Table 17:  Summary of sources and uses of cash

	January 31,
	2014	2013
Net cash provided by financing activities	$ 81,042	$ 344,780
Net cash used in operating activities	(173,803)	(204,769)
Net cash used in investing activities	(2,660)	(138,942)
Effect of foreign currency exchange	95,778	(22,385)
Net increase (decrease) in cash	$ 357	$ (21,316)

Net cash provided by financing activities.

During the year ended January 31, 2014, we borrowed $17,000 from a significant shareholder and $66,000 Cdn (approximately $64,042 US) from our director. The loans bear annual interest of 8%, are non-secured and due on demand. See Non-cash financing transactions below.

During the year ended January 31, 2013, we issued 767,335 shares of our common stock to four subscribers for $270,301; borrowed $57,000 from a shareholder; borrowed $22,000 US and $52,000 Cdn (approximately $52,032 US) from our director; and repaid a $56,553 loan including accrued interest to a company owned by a significant shareholder.

Non-cash financing transactions.

During the year ended January 31, 2014, we paid $750,000 in debt owed to certain shareholders into 15,000,000 shares of our common stock at $0.05 per share. The conversion resulted in $150,000 gain on settlement of debt. During the same period we repriced and extended the term of 6,919,666 warrants to purchase our common stock, which were issued as part of the April 7, 2011 private equity financing, and 267,335 warrants to purchase our common stock, which were issued as part of the April 12, 2012 private placement. The warrants were repriced to $0.10 and the term extended for one additional year. This change resulted in an incremental increase of $542,569 in fair value of the modified warrants, however it did not affect our results of operations.

During the year ended January 31, 2013, we did not have any non-cash financing transactions.

Net cash used in operating activities.

During the year ended January 31, 2014, we used net cash of $173,803 in operating activities. We used $395,692 to cover operating costs. This use of cash was offset by a decrease of $358 in prepaids; net increases in accounts payable of $30,130 and accrued liabilities of $27,102; accounts payable to related parties of $260,118 for administration, consulting, advertising and promotion, mineral exploration, and travel expenses; and accrued interest on our notes payable to related parties of $24,905.

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

Net cash used in investing activities.

During the year ended January 31, 2014, we spent $77,660 acquiring mineral claims and paying property taxes associated with our mineral claims. During the same period we received $75,000 from Geoactiva pursuant to the Option Agreement described in the section entitled “Option with Geoactiva SpA”.

During the year ended January 31, 2013, we spent $138,942 on acquisition of mineral claims, options to acquire mineral claims, and on property taxes associated with our mineral claims.

Since inception through January 31, 2014, we have invested $1,428,640 in acquisition of our mineral claims, which were offset by $110,000 in option payments we received from our option and joint venture agreements with Revonergy and Geoactiva. In addition we spent $19,820 acquiring other capital assets.

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

Contingencies and commitments

We had no contingencies at January 31, 2014.

As of the date of the filing of this report we have the following long-term contractual obligations and commitments:

•

Farellon royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellon Alto 1 - 8 claim up to a total of $600,000. The royalty payments are due monthly once exploitation begins and are subject to minimum payments of $1,000 per month. We have no obligation to pay the royalty when we do not exploit the property.

•

Che royalty. We are committed to paying a royalty equal to 1% of the net sales of minerals extracted from the claims to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

•

Mineral property taxes payable of approximately $40,000 per annum.

Equity financing

To generate working capital, between February 1, 2012 and April 14, 2014 we issued 267,335 shares of our common stock and warrants for the purchase of 267,335 shares of common stock to raise $120,301 under Regulation S promulgated under the Securities Act of 1933. We issued 500,000 shares of our common stock on exercise of warrants for total proceeds of $150,000.

On August 12, 2013, we reached an agreement with certain debt holders to pay $750,000 in debt with 15,000,000 shares of our common stock at $0.05 per share. The transaction resulted in a $750,000 reduction to our current liabilities and a gain of $150,000 on settlement of debt.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financings, the issuance of additional shares will result in dilution to our existing shareholders.

Debt financing

Between February 1, 2012 and January 31, 2014, we borrowed a total of $212,074 from related parties.  Of this amount, $56,553 has been repaid.  Information about these transactions is included in the section of this report titled “Certain Relationships and Related Transactions, and Director Independence”.

Challenges and risks

We anticipate generating only minimal royalty revenue over the next twelve months. We plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general worldwide downturn of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. In addition to our agreement with Geoactiva SpA, we may consider entering into joint venture partnerships with other resource companies to complete a mineral exploration programs on other properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at January 31, 2014, we owed approximately $1.2 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-party transactions

Related-party transactions are disclosed in Item 13 on page 43 of this Annual Report.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Red Metal Resources, Ltd.

We have audited the accompanying consolidated balance sheets of Red Metal Resources Ltd. (the “Company”) (an exploration stage company) as at January 31, 2014 and January 31, 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the cumulative period from January 10, 2005 (inception) to January 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2014 and January 31, 2013 and the results of its operations and its cash flows for the years then ended and for the period from January 10, 2005 (inception) to January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 30, 2014

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2014	January 31, 2013

ASSETS
Current assets

Cash	$3,508	$3,151
Prepaids and other receivables	714	991
Total current assets	4,222	4,142

Equipment	8,949	12,224
Unproved mineral properties	836,401	852,611
Total assets	$849,572	$868,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$329,328	$302,018
Accrued liabilities	156,358	142,126
Due to related parties	889,083	1,308,982
Notes payable to related parties	307,863	334,128
Total liabilities	1,682,632	2,087,254

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000,
32,956,969 and 17,956,969 issued and outstanding at January 31, 2014 and January 31, 2013	32,957	17,957
Additional paid in capital	6,563,101	5,958,101
Deficit accumulated during the exploration stage	(7,481,121)	(7,085,429)
Accumulated other comprehensive loss	52,003	(108,906)
Total stockholder's deficit	(833,060)	(1,218,277)
Total liabilities and stockholders' deficit	$849,572	$868,977

The accompanying notes are an integral part of these audited consolidated financial statements.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended		From January 10,
	January 31		2005 (Inception)
	2014	2013	to January 31, 2014
Revenue

Royalties	$500	$-	$16,158
Geological services	-	7,804	7,804
	500	7,804	23,962

Operating expenses
Administration	52,886	40,355	412,437
Advertising and promotion	13,588	39,840	580,663
Amortization	3,276	4,489	10,872
Automobile	4,696	7,166	105,243
Bank charges	4,899	6,346	34,231
Consulting fees	125,971	232,068	1,143,301
Interest on current debt	81,997	165,387	460,492
IVA expense	2,564	4,640	40,984
Mineral exploration costs	54,289	231,852	2,191,395
Office	16,400	21,189	90,526
Professional development	-	-	5,116
Professional fees	81,640	105,468	881,245
Rent	13,188	13,579	82,038
Regulatory	17,554	39,651	134,284
Travel and entertainment	3,925	32,223	328,828
Salaries, wages and benefits	63,894	81,148	281,753
Stock based compensation	-	-	527,318
Foreign exchange loss (gain)	(575)	(334)	14,043
Write-down of unproved mineral properties	6,000	83,159	330,314
	546,192	1,108,226	7,655,083

Other items
Gain on settlement of debt	150,000	-	150,000
Net loss	$(395,692)	$(1,100,422)	$(7,481,121)

Net loss per share - basic and diluted	$(0.02)	$(0.06)

Weighted average number of shares
outstanding - basic and diluted	25,025,462	17,867,159

The accompanying notes are an integral part of these audited consolidated financial statements.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO JANUARY 31, 2014

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total
Balance at January 10, 2005 (Inception)	-	$ -	$ -	$ -	$ -	$ -

Net loss for the year period January 31, 2005	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss for the year period January 31, 2006	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss for the year period January 31, 2007	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss for the year period January 31, 2008	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss for the year period January 31, 2009	-	-	-	(1,383,884)	-	(1,383,884)
Foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss for the year period January 31, 2010	-	-	-	(710,745)	-	(710,745)
Foreign currency exchange loss	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss for the year ended January 31, 2011	-	-	-	(672,618)	-	(672,618)
Foreign currency exchange loss	-	-	-	-	(13,438)	(13,438)

Balance at January 31, 2011	10,216,301	10,217	2,913,300	(3,056,819)	(70,848)	(204,150)

Common stock issued for cash	6,290,000	6,290	1,821,810	-	-	1,828,100
Common stock issued for debt	433,333	433	129,567	-	-	130,000
Warrants exercised for cash	83,333	83	24,916	-	-	24,999
Warrants exercised for debt	166,667	167	49,833	-	-	50,000
Stock options	-	-	527,318	-	-	527,318
Net loss for the year ended January 31, 2012	-	-	-	(2,928,188)	-	(2,928,188)
Foreign currency exchange loss	-	-	-	-	(15,673)	(15,673)

Balance at January 31, 2012	17,189,634	$ 17,190	$ 5,466,744	$ (5,985,007)	$ (86,521)	$ (587,594)

The accompanying notes are an integral part of these audited consolidated financial statements.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO JANUARY 31, 2014
(continued)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2012	17,189,634	$ 17,190	$ 5,466,744	$ (5,985,007)	$ (86,521)	$ (587,594)

Warrants exercised for cash	500,000	500	149,500	-	-	150,000
Common stock issued for cash	267,335	267	120,034	-	-	120,301
Forgiveness of related party debt	-	-	191,823	-	-	191,823
Donated services	-	-	30,000	-	-	30,000
Net loss for the year ended January 31, 2013	-	-	-	(1,100,422)	-	(1,100,422)
Foreign currency exchange loss	-	-	-	-	(22,385)	(22,385)

Balance at January 31, 2013	17,956,969	17,957	5,958,101	(7,085,429)	(108,906)	(1,218,277)

Common stock issued for debt	15,000,000	15,000	585,000	-	-	600,000
Donated services	-	-	20,000	-	-	20,000
Net loss for the year ended January 31, 2014	-	-	-	(395,692)	-	(395,692)
Foreign currency exchange gain	-	-	-	-	160,909	160,909

Balance at January 31, 2014	32,956,969	$ 32,957	$ 6,563,101	$ (7,481,121)	$ 52,003	$ (833,060)

The accompanying notes are an integral part of these audited consolidated financial statements.

RED METAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year		From January 10,
	Ended January 31,		2005 (Inception)
	2014	2013	to January 31, 2014
Cash flows used in operating activities:
Net loss	$(395,692)	$(1,100,422)	$(7,481,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	20,000	30,000	64,250
Write-down of unproved mineral properties	6,000	83,159	330,314
Amortization	3,276	4,489	10,872
Stock based compensation	-	-	527,318
Gain on extinguishment of debt	(150,000)	-	(150,000)

Changes in operating assets and liabilities:
Prepaids and other receivables	358	44,165	(633)
Accounts payable	30,130	95,343	332,150
Accrued liabilities	27,102	20,425	309,952
Due to related parties	260,118	595,243	2,098,946
Notes payable to related parties	24,905	22,829	130,480

Net cash used in operating activities	(173,803)	(204,769)	(3,827,472)

Cash flows used in investing activities:
Purchase of equipment	-	-	(19,820)
Option payments received on mineral properties	75,000	-	110,000
Acquisition of unproved mineral properties	(77,660)	(138,942)	(1,428,640)

Net cash used in investing activities	(2,660)	(138,942)	(1,338,460)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	81,042	131,032	1,373,353
Repayment of related party notes, including accrued interest	-	(56,553)	(70,935)
Proceeds from issuance of common stock	-	270,301	3,880,150

Net cash provided by financing activities	81,042	344,780	5,182,568

Effects of foreign currency exchange	95,778	(22,385)	(13,128)

Increase / (decrease) in cash	357	(21,316)	3,508

Cash, beginning	3,151	24,467	-

Cash, ending	$3,508	$3,151	$3,508

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$(6,553)	$(8,331)

The accompanying notes are an integral part of these audited consolidated financial statements.

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge liabilities and commitments in the normal course of business.  The Company is in the exploration stage.  It has generated only minimal operating revenues to date, and has accumulated losses of $7,481,121 since inception. The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financings, and by entering into joint venture agreements.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP, and are expressed in United States dollars. The Company has not produced revenues from its principal business and is an exploration stage company as defined by FASB Statement No. 7, “Accounting and Reporting by Development Stage Enterprises.” These financial statements include the accounts of the Company and its wholly owned subsidiary, Polymet. All intercompany transactions and balances have been eliminated.

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, other receivables, amounts due to related parties, notes payable and accounts payable approximates their carrying value due to their short-term nature.

Foreign Currency Translation and Transaction

The functional currency for the parent company and the Company’s foreign subsidiary is the US dollar and the Chilean peso, respectively.  The Company translates assets and liabilities to US dollars using year-end exchange rates, translates unproved mineral properties using historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of foreign entity financial statements are included as a component of other comprehensive loss.

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

Mineral Properties

Acquisition costs (including option payments) and mineral property taxes are capitalized as mineral property costs. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2014	January 31, 2013

Due to a company owned by an officer (a)	$350,206	$269,097
Due to a company controlled by directors (b)	395,921	894,377
Due to a director (a)	5,666	--
Due to a company controlled by a major shareholder (a)	94,099	94,588
Due to a major shareholders (a)	43,191	50,920
Total due to related parties	$889,083	$1,308,982

Note payable to a director (c)	$204,730	$136,532
Note payable to the Chief Financial Officer (“CFO”) (c)	9,974	9,210
Note payable to a major shareholder (c)	25,378	118,797
Note payable to a company controlled by directors (c)	67,781	69,589
Total notes payable to related parties	$307,863	$334,128

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand, and bear interest at 10%.

(c) The notes payable are due on demand, unsecured and bear interest at 8%.

During the years ended January 31, 2014, interest expense of $24,905 (2013 - $22,227) was incurred on the related party notes and have been accrued for in notes payable.

Transactions with Related Parties

During the years ended January 31, 2014 and 2013, the Company incurred the following expenses with related parties:

	January 31, 2014	January 31, 2013

Consulting fees paid or accrued to a company owned by the CFO	$100,000	$163,071
Consulting fees donated by a company owned by the CFO	20,000	30,000
Mineral exploration costs paid to a company controlled by two directors	51,236	191,699
Rent fees paid to a company controlled by a major shareholder	13,188	13,579
	$184,424	$398,349

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

During the year ended January 31, 2013, debt owing by the Company to related parties of $191,823 was forgiven. The gain on the extinguishment of debt has been recorded in additional paid-in capital.

NOTE 4 - SETTLEMENT OF DEBT

In July 2013, $750,000 of debt owed to related parties was assigned to non-related parties. The amounts assigned to non-related debt holders are presented in the table below:

Debt assigned to non-related parties by related parties	January 31, 2014

Partial reduction of a debt due to a company controlled by directors	$560,000
Partial reduction of the note and accrued interest due to a major shareholder	115,000
Partial reduction of a debt due to a company controlled by a major shareholder	75,000
Total debt assigned to non-related parties	$750,000

On August 12, 2013, the Company entered into agreement to convert the $750,000 in debt into 15,000,000 shares of the common stock of the Company with a fair value of $600,000 (Note 6).  This resulted in a gain on debt settlement in the amount of $150,000.

NOTE 5 - UNPROVED MINERAL PROPERTIES

Mineral Claims	January 31, 2013	Additions / Payments	Property Taxes Paid / Accrued	Write- down	January 31, 2014
Farellon Project
Farellon Alto 1-8(1)	$ 580,234	$ -	$ 9,018	$ (4,838)	$ 584,414
Cecil	54,076	-	3,931	(8,032)	49,975
	634,310	-	12,949	(12,870)	634,389

Perth Project(3)	75,346	(75,000)	21,967	-	22,313

Mateo Project
Margarita	19,099	-	476	-	19,575
Che (2)	25,079	-	1,292	-	26,371
Irene	48,142	-	510	-	48,652
Mateo	50,635	-	34,466	-	85,101
	142,955	-	36,744	-	179,699

Generative Claims(4)	-	6,000	-	(6,000)	-

Total Costs	$ 852,611	$ (69,000)	$ 71,660	$ (18,870)	$ 836,401

(1) The claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000. The royalty payments are due monthly once exploitation begins, and are subject to minimum payments of $1,000 per month. The Company commenced exploitation of the claim on January 15, 2014 and as of January 31, 2014 paid $500 in royalty payments to the vendor.

(2) The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000. The royalty payments are due monthly once exploitation begins and are not subject to minimum payments. The Company has no obligation to pay the royalty if it does not commence exploration.

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

Abandoned claims

During the year ended January 31, 2014, the Company abandoned several generative mineral claims with a paid cost of $6,000 as it decided not to pursue exploration of the claims.

During the year ended January 31, 2013, the Company abandoned the Veta Negra property and wrote off $81,233 in mineral property costs.  In addition, the Company abandoned several generative mineral claims with a paid cost of $1,926 as it decided not to pursue exploration of the claims.

NOTE 6 - COMMON STOCK

On August 12, 2013 the Company settled $750,000 in notes payable by issuing 15,000,000 shares of its common stock (Note 4). The fair value of the shares was $600,000 and the Company recognized a gain on settlement of debt of $150,000.

On April 12, 2012, the Company issued 267,335 units at a price of $0.45 per unit for cash of $120,301. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant was exercisable at $0.65 for two years. A value of $nil was attributed to these warrants.

On March 5, 2012, warrants to purchase 400,000 shares of common stock were exercised at $0.30 per share for gross proceeds of $120,000.

On February 7, 2012, warrants to purchase 100,000 shares of common stock were exercised at $0.30 per share for gross proceeds of $30,000.

Warrants

On April 5, 2013, the Company extended the term of the warrants issued as part of the April 7, 2011 private equity financing from April 7, 2013 to April 7, 2014, and lowered the exercise price to $0.10. The incremental increase in fair value of the modified warrants was determined to be $526,690.

On November 25, 2013 the Company extended the term of the warrants issued as part of the April 12, 2012 private equity financing from April 27, 2014 to April 27, 2015, and lowered the exercise price to $0.10. The incremental increase in fair value of the modified warrants is $15,879.

	January 31, 2014	January 31, 2013
Balance, January 31, 2013	7,187,001	7,459,666
Granted	-	267,335
Exercised	-	(500,000)
Expired	-	(40,000)
Balance, January 31, 2014	7,187,001	7,187,001

The weighted average life and weighted average exercise price of the warrants at January 31, 2014, is 0.22 years and $0.10, respectively.

Options

During the year ended January 31, 2014, 1,040,000 options expired unexercised. As at January 31, 2014, the Company has no options outstanding.

NOTE 7 - INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	January 31, 2014	January 31, 2013
Loss before discontinued operations and non-controlling interest	$(395,692)	$(1,100,421)
Statutory income tax rate	34%	34%
Expected in tax recovery at statutory income tax rates	(134,535)	(374,143)
Permanent differences	98,770	157,142
Difference in foreign tax rates	(27,656)	19,433
Change in valuation allowance	63,421	197,568
Income tax recovery	$--	$--

Temporary differences that give rise to the following deferred income tax assets and liabilities at are:

	January 31, 2014	January 31, 2013
Deferred income tax assets
Federal loss carryforwards	$1,093,484	$1,002,407
Foreign loss carryforwards	446,361	477,224
Mineral properties	58,342	55,134
	1,598,187	1,534,765
Valuation allowance	(1,598,187)	(1,534,765)
	$--	$--

The Company has $3,216,130 of United States federal net operating loss carry forwards that may be offset against future taxable income. These losses expire as follows:

2026	$ 1,188
2027	14,932
2028	231,644
2029	430,210
2030	378,766
2031	508,891
2032	858,698
2033	523,927
2034	267,874
$ 3,216,130

The Company also has $2,625,651 of Chilean tax losses.  The Chilean tax losses can be carried forward indefinitely.

NOTE 8 - SUBSEQUENT EVENTS

On February 28, 2014, the Company’s board of directors granted 1,200,000 options to purchase the Company’s common stock to certain officers, directors, and consultants. The options are exercisable at $0.15 for a term of two years and vested upon grant.

Subsequent to the year end, the Company borrowed $18,000 from a major shareholder. The notes payable are due on demand, unsecured and bear interest at 8% per annum compounded monthly.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework

Based on our assessment, our chief executive officer and our chief financial officer determined that, as of January 31, 2014, our internal control over financial reporting is effective.

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

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 18 contains certain information regarding our directors, executive officers and key personnel. There is a family relationship between Caitlin Jeffs and Michael Thompson.  Directors serve until their successors are duly elected and qualified. In Chile, Polymet has one legal representative, which is similar to a director, and a manager, which is similar to a president.

Table 18: Directors and officers

Name	Age	Position
Caitlin Jeffs	38	Director, chief executive officer, president and secretary
Michael Thompson	44	Director and vice president of exploration
Joao (John) da Costa	49	Director, chief financial officer and treasurer
Kevin Mitchell	53	Legal representative and manager of Polymet

Caitlin Jeffs, P. Geo.  Ms. Jeffs has been a director since October 2007 and our president, chief executive officer and secretary since April 21, 2008. She has more than ten years of experience as an exploration geologist.  Ms. Jeffs graduated from the University of British Columbia in 2002 with an honors bachelor of science in geology. She is a professional geologist on the register of the Association of Professional Geoscientists of Ontario. She worked for Placer Dome (CLA) Ltd. in Canada from February 2003 until May 2006 where she worked as both a project geologist managing drill programs for the exploration department at Placer Dome’s Musselwhite Mine in Northwestern Ontario and then as part of the generative team evaluating potential projects in Northwestern Ontario. Placer Dome (since acquired by Barrick Gold Corp. and Gold Corp.) was a major mining company with operations in North America, Australia, Africa and South America.  None of these companies is related to Red Metal. Ms. Jeffs was a self-employed consulting geologist from May 2006 to April 2007. She is one of the founders and the general manager of Fladgate Exploration Consulting Corporation, a firm of consulting geologists in Ontario, Canada, which provides its services to Red Metal. Since July 2012, Ms. Jeffs has been a director of Kesselrun Resources Ltd., a resource exploration company listed on the TSX Venture Exchange and focused on gold exploration in Ontario, Canada. She was a director of Trilogy Metals Inc., a resource exploration company listed on the TSX Venture Exchange, from July 2006 to May 2007.  She lives with Michael Thompson as a family.

Michael Thompson, P. Geo. Mr. Thompson has been a director since October 2007 and our vice-president of exploration since April 2008. He has more than 13 years of experience as an exploration geologist.  Mr. Thompson graduated from the University of Toronto in 1997 with an honors bachelor of science in geology.  He is a professional geologist on the register of the Association of Professional Geoscientists of Ontario.  He worked in Canada for Teck Resources Ltd. from 1999 until 2002 as a project geologist managing exploration projects in Northwestern Ontario. From January 2003 until May 2006 he worked for Placer Dome (CLA) Ltd. as both a project geologist managing drill programs for the exploration department at Placer Dome’s Musselwhite Mine in Northwestern Ontario and then as part of the generative team evaluating potential projects in Northwestern Ontario. Teck Resources and Placer Dome (since acquired by Barrick Gold Corp. and Gold Corp.) are major mining companies with operations in North America, Australia, Africa and South America. None of these former employers is related to Red Metal. Mr. Thompson was a self-employed consulting geologist from May 2006 to April 2007.  He is one of the founders and the president of Fladgate Exploration Consulting Corporation, a firm of consulting geologists in Ontario, Canada, which provides its services to Red Metal.  Since July 2012 Mr. Thompson has been President, CEO and a director of Kesselrun Resources Ltd., a resource exploration company listed on the TSX Venture Exchange and focused on gold exploration in Ontario, Canada Since October 2011 Mr. Thompson  is a director of Fairmont Resources Inc., a resource exploration company listed on the TSX Venture Exchange. He lives with Caitlin Jeffs as a family.

We believe that the extensive education and experience that Ms. Jeffs and Mr. Thompson have as geologists make them uniquely qualified to serve as directors of our company.  Their knowledge of mining and geology provides them with the tools necessary to set goals for our business and to determine how those goals can be achieved.

Joao (John) da Costa. Mr. da Costa has been a director since May 2012 and our chief financial officer and treasurer since May 13, 2008.  Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services for both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  Red Metal is a client of Da Costa Management Corp. Currently, Mr. da Costa is a director, the chief financial officer, secretary and treasurer of Poly Shield Technologies Inc., a publicly traded U.S. company, engaged in marketing of emission abatement technologies to marine industry, and a director, the chief financial officer and a secretary of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange. Mr. da Costa is also a director, the chief financial officer and secretary of Turquoise Capital Corp., a Capital Pool Company pursuant to the policies of the TSX Venture Exchange. From August 2006 until December 2011, Mr. da Costa served as the Treasurer of Rock City Energy Corp., an oil and gas exploration company previously reporting under the Exchange Act; and from October 2010 to May 2011, Mr. da Costa served as a director of Live Current Media Inc., a company that operated a number of e-commerce websites that was previously reporting under the Exchange Act. Mr. da Costa’s experience in accounting and as a director, chief financial officer and secretary of a publicly traded U.S. company led us to conclude that he should be a director.

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

John da Costa, our chief financial officer and a member of our board of directors, qualifies as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. We believe that Mr. da Costa’s experience in preparing, analyzing and evaluating financial statements, as well as his knowledge of public company reporting, will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

ITEM 11: EXECUTIVE COMPENSATION

Table 19 summarizes all compensation for the 2014 and 2013 fiscal years received by our chief executive officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 19: Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Caitlin Jeffs, chief executive officer, president and secretary	2014	--	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--	--

Michael Thompson, vice president of exploration	2014	--	--	--	-	--	--	--	--
	2013	--	--	--	--	--	--	--	--

Joao (John) da Costa, chief financial officer	2014	--	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--	--

Equity Awards

On September 2, 2011 we adopted Red Metal Resources 2011 Equity Incentive Plan.  The purpose of the Plan is to benefit the company by enabling us to attract, retain and motivate officers, directors, employees and consultants by providing them with the opportunity, through grants of options to purchase our common stock, to acquire an increased proprietary interest in the company.

As of January 31, 2014, all options issued under the Red Metal Resources 2011 Equity Incentive Plan have expired unexercised.  For information relating to option grants made in February 2014, see Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

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

In the past we have not paid compensation to our Named Executive Officers, although we have paid and continue to pay fees to entities controlled by our Named Executive Officers for services rendered to us.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.  In the past we have granted options to purchase our common stock to our Named Executive Officers as compensation for the services they render to us in our day-to-day operations.  Grants of options allow us to conserve cash at the same time as they increase the proprietary interest of our Named Executive Officers in the company, thereby aligning their interests with those of our stockholders.  In the future, we may pay cash compensation to our Named Executive Officers and we may pay bonuses of cash or securities as a way of rewarding exceptional performance.  We did not pay bonuses during the fiscal year ended January 31, 2014.

We do not have a compensation committee.  Caitlin Jeffs, Michael Thompson and John da Costa, all of whom are executive officers as well as directors, participate in deliberations of the board of directors concerning executive officer compensation.

Director Compensation

We have not paid compensation to our directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 20 presents, as of April 28, 2014, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days from April 15, 2014, are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Table 20: Security ownership

Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Common stock	Caitlin Jeffs[a]	1,996,909 [b]	6.00%
Common stock	Michael Thompson[a]	386,191 [c]	1.16%
Common stock	Fladgate Exploration Consulting Corp.[d]	330,087	1.00%
Common stock	Joao (John) da Costa[e]	1,043,691[f]	3.14%
	All officers and directors as a group	3,756,878	11.31%

Common stock	Richard N. Jeffs[g,h]	3,638,785	11.04%
Common stock	Robert Andjelic[i]	2,500,000	7.59%

aThe address for Caitlin Jeffs and Michael Thompson is 195 Park Avenue, Thunder Bay, Ontario P7B 1B9.

bThis sum includes an option to purchase 300,000 shares of our common stock at an exercise price of $0.15 per share.  The option has a term of two years.

cThis sum includes an option to purchase 300,000 shares of our common stock at an exercise price of $0.15 per share.  The option has a term of two years.

dFladgate Exploration Consulting Corporation is controlled by Caitlin Jeffs and Michael Thompson.

eThe address for Joao (John) da Costa is 810-789 West Pender Street, Vancouver, British Columbia V6C 1H2.

fThis sum includes 296,667 shares held by Da Costa Management Corp., a company owned by Joao (John) da Costa, and an option to purchase 300,000 shares of our common stock at an exercise price of $0.15 per share.  The option has a term of two years

gThe address for Richard N. Jeffs is 49 Pont Street, London, United Kingdom SW1X 0BD.

h5% shareholder.

iThe address for Robert Andjelic is PO Box 69, Millarville, AB T0L 1K0.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence

Using the definition of “independent” in Rule 5605 of the Rules of The Nasdaq Stock Market, we have determined that none of our directors is independent.

Transactions with related persons

Since February 1, 2012, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Amounts due to related parties

Table 21 describes amounts due to related parties that were incurred during the fiscal years ended January 31, 2013 and January 31, 2014, and through March 31, 2014.

Table 21: Due to related parties

	Period ended March 31, 2014	Fiscal years ended January 31,
		2014	2013
Due to Da Costa Management Corp.[a]	$ 370,206	$350,206	$269,097
Due to Fladgate Exploration Consulting Corporation[b]	$ 407,220	$395,921	$894,377
Due to Caitlin Jeffs	$ 7,564	$ 5,666	$ -
Due to Minera Farellon Limitada[c]	$ 96,305	$ 94,099	$ 94,588
Due to Richard Jeffs	$ 48,144	$ 43,191	$ 50,920

a During the period from February 1, 2014 to March 31, 2014 we accrued a total of $20,000 in consulting fees to Da Costa Management Corp. During the years ended January 31, 2014 and 2013, we paid or accrued a total of $100,000 and $163,071, respectively in consulting fees to Da Costa Management Corp. In addition to direct consulting fees we also reimbursed Da Costa Management Corp. for certain business related expenses the company paid on our behalf.

b During the period from February 1, 2014 to March 31, 2014 we incurred $2,300 in investor relation services with Fladgate Exploration Consulting Corporation, a company controlled by our directors. We did not incur any mineral exploration services during the same period. During the year ended January 31, 2014 and January 31, 2013, we paid or accrued a total of $51,236 and $191,699 in mineral exploration services to the same company. In addition to mineral exploration services we also reimbursed Fladgate Exploration Consulting Corporation for certain business related expenses they paid on our behalf.

c During the period from February 1, 2014 to March 31, 2014 we paid or accrued a total of $2,206 in rental expenses to Minera Farellon Limitada, a company owned by Kevin Mitchell and Richard Jeffs. During the years ended January 31, 2014 and 2013, we paid or accrued a total of $13,188 and $13,579 in rental expenses to Minera Farellon Limitada.

Notes payable to related parties

Table 22 describes the promissory notes payable to related parties including accrued interest as at January 31, 2014 and 2013, and through March 31, 2014.

Table 22: Notes payable to related parties

	Period ended	Fiscal years ended January 31,
	March 31, 2014	2014	2013
Note payable to Richard Jeffs [a]	$43,594	$25,378	$118,797
Note payable to Fladgate Exploration Consulting Corporation [b]	$69,070	$67,781	$69,589
Notes payable to Caitlin Jeffs [b]	$208,432	$204,730	$136,532
Notes payable to Joao (John) da Costa [c]	$10,103	$9,974	$9,210
Total notes payable to related parties	$331, 199	$307,863	$334,128

a At March 31, 2014, principle amount of the notes payable to Richard Jeffs is $35,000; these notes are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $8,594 had accrued as at March 31, 2014. On July 8, 2013, we received a letter from Richard Jeffs notifying us of the reassignment of $115,000 in debt owed to him to two unaffiliated entities. On the date of the assignment this amount represented $108,000 in principle and $7,000 in accrued interest. The remaining interest of $7,969 that was outstanding at July 8, 2013 continues to accrue interest at 8% per annum compounded monthly. The largest aggregate amount of principal outstanding to Richard Jeffs during the period for which disclosure is provided was $108,000.

b The principle amount of the notes payable to Caitlin Jeffs is $185,519; these notes are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $22,913 had accrued as at March 31, 2014. Principle amount of the note payable to Fladgate Exploration Consulting Corporation is $62,388 Cdn ($56,445 US); it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $12,625 had accrued as at March 31, 2014. The largest aggregate amount of principal outstanding to Caitlin Jeffs and Fladgate Exploration Consulting Corporation during the period for which disclosure is provided was approximately $241,964.

c The principle amount of the note payable to Joao (John) da Costa is $8,500, it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $1,603 had accrued as at March 31, 2014. The largest amount of principal outstanding to Joao (John) da Costa during the period for which disclosure is provided was $8,500.

Transactions with directors and officers

On February 28, 2014, under the Red Metal Resources Ltd. 2011 Equity Incentive Plan we granted to Joao (John) da Costa, Caitlin Jeffs and Michael Thompson options to purchase up to 300,000 shares of our common stock, each. These options are exercisable at $0.15 per share for a term of two years.

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

2014 - $28,316 - Dale Matheson Carr-Hilton Labonte LLP

2013 - $29,751 - Dale Matheson Carr-Hilton Labonte LLP

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2013 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014 - $2,393 - Dale Matheson Carr-Hilton Labonte LLP

2013 - $2,402 - Dale Matheson Carr-Hilton Labonte LLP

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2014 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2013 - $0 - Dale Matheson Carr-Hilton Labonte LLP

We do not have an audit committee.  Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

ITEM 15: EXHIBITS

See the index to financial statements on page 36.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Articles of Incorporation[1]
3.2	By-laws[1]
10.1	Red Metal Resources Ltd. 2011 Equity Incentive Plan[2]
10.2	Form of Agreement to Accept Shares of Common Stock for Monies Owed[3]
10.3	Memorandum (Minutes) of Understanding between Geoactiva Spa and Minera Polymet Limitada [4]
10.4	Extension of Memorandum of Understanding between Geoactiva Spa and Minera Polymet Limitada[5]
10.5	Unilateral Purchase Option Contract for Mining Properties: Minera Polymet Limitada to Geoactiva SpA, dated April 30, 2013 (English translation of text) [6]
21	List of significant subsidiaries of Red Metal Resources Ltd.[7]
23	Consent of Dale Matheson Carr-Hilton Labonte LLP [8]
31.1	Certification of chief executive officer and president pursuant to Rule 13a-14(a)/15d-14(a) [8]
31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a) [8]
32	Certification pursuant to 18 U.S.C. Section 1350[8]
101

The following financial statements formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of operations, (ii) consolidated statements of cash flows, (iii) consolidated balance sheet, (iv) consolidated statement of changes in stockholders’ equity, and (v) the notes to the consolidated financial statements. [8]

1 Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363

2 Incorporated by reference from the registrant's registration statement on Form S-8 filed with the Securities and Exchange Commission on September 23, 2011.

3Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, which was originally filed with the Securities and Exchange Commission on September 19, 2013 as file number 333-190647.

4Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2013.

5Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2013.

6Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013.

7 Incorporated by reference from the registrant’s report on Form 10 filed with the Securities and Exchange Commission on February 12, 2010

8 Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2014

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Caitlin Jeffs	Chief Executive Officer, (Principle Executive Officer) President, Secretary and director	April 30, 2014
Caitlin Jeffs

/s/ Joao (John) da Costa	Chief Financial Officer and director (Principle Financial and Accounting Officer)	April 30, 2014
Joao (John) da Costa

/s/ Michael Thompson	Director	April 30, 2014
Michael Thompson