Form 10-Q
period 2014-04-30
RED METAL RESOURCES, LTD.
filed 2014-06-12
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 11, 2014, the number of shares of the registrant’s common stock outstanding was 32,956,969.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	April 30, 2014	January 31, 2014
	(unaudited)
ASSETS
Current assets

Cash	$51,520	$3,508
Prepaids and other receivables	1,183	714
Total current assets	52,703	4,222

Equipment	8,294	8,949
Unproved mineral properties	830,744	836,401
Total assets	$891,741	$849,572

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$337,487	$329,328
Accrued liabilities	180,819	156,358
Due to related parties	946,724	889,083
Notes payable to related parties	335,764	307,863
Total liabilities	1,800,794	1,682,632

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000,
32,956,969 issued and outstanding at April 30, 2014 and January 31, 2014	32,957	32,957
Additional paid in capital	6,710,002	6,563,101
Deficit accumulated during the exploration stage	(7,696,385)	(7,481,121)
Accumulated other comprehensive loss	44,373	52,003
Total stockholder's deficit	(909,053)	(833,060)
Total liabilities and stockholders' deficit	$891,741	$849,572

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		From January 10,
	April 30,		2005 (Inception)
	2014	2013	to April 30, 2014
Revenue

Royalties	$3,002	$-	$19,160
Geological services	-	-	7,804
	3,002	-	26,964

Operating expenses
Administration	12,790	11,699	425,227
Advertising and promotion	7,681	2,098	588,344
Amortization	655	894	11,527
Automobile	1,209	1,841	106,452
Bank charges	930	1,296	35,161
Consulting fees	30,000	35,972	1,173,301
Interest on current debt	14,544	27,000	475,036
IVA expense	(34)	887	40,950
Mineral exploration costs	3,258	1,813	2,194,653
Office	2,880	6,562	93,406
Professional development	-	-	5,116
Professional fees	3,458	14,991	884,703
Rent	2,957	3,493	84,995
Regulatory	3,709	6,077	137,993
Travel and entertainment	216	3,209	329,044
Salaries, wages and benefits	12,347	23,900	294,100
Stock based compensation	146,901	-	674,219
Foreign exchange loss (gain)	187	(248)	14,230
Write-down of unproved mineral properties	2,265	6,000	332,579
	245,953	147,484	7,901,036

Other items
Gain on settlement of debt	-	-	150,000
Gain on mineral property option payment	27,687	-	27,687
Net loss	(215,264)	(147,484)	(7,696,385)

Unrealized foreign exchange (loss) gain	(7,630)	8,655	44,373
Comprehensive loss	$(222,894)	$(138,829)	$(7,652,012)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	25,025,462	17,956,969

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO  APRIL 30, 2014

(unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total
Balance at January 10, 2005 (Inception)	-	$-	$-	$-	$-	$-

Net loss for the year period January 31, 2005	-	-	-	(825)	-	(825)

Balance at January 31, 2005	-	-	-	(825)	-	(825)

Common stock issued for cash	5,525,000	5,525	53,725	-	-	59,250
Common stock adjustment	45	-	-	-	-	-
Donated services	-	-	3,000	-	-	3,000
Net loss for the year ended January 31, 2006	-	-	-	(12,363)	-	(12,363)

Balance at January 31, 2006	5,525,045	5,525	56,725	(13,188)	-	49,062

Donated services	-	-	9,000	-	-	9,000
Net loss for the year ended January 31, 2007	-	-	-	(43,885)	-	(43,885)

Balance at January 31, 2007	5,525,045	5,525	65,725	(57,073)	-	14,177

Donated services	-	-	2,250	-	-	2,250
Return of common stock to treasury	(1,750,000)	(1,750)	1,749	-	-	(1)
Common stock issued for cash	23,810	24	99,976	-	-	100,000
Net loss for the year ended January 31, 2008	-	-	-	(232,499)	-	(232,499)

Balance at January 31, 2008	3,798,855	3,799	169,700	(289,572)	-	(116,073)

Common stock issued for cash	357,147	357	1,299,643	-	-	1,300,000
Net loss for the year ended January 31, 2009	-	-	-	(1,383,884)	-	(1,383,884)
Unrealized foreign currency exchange loss	-	-	-	-	(21,594)	(21,594)

Balance at January 31, 2009	4,156,002	4,156	1,469,343	(1,673,456)	(21,594)	(221,551)

Common stock issued for cash	1,678,572	1,678	160,822	-	-	162,500
Common stock issued for debt	3,841,727	3,843	1,148,675	-	-	1,152,518
Net loss for the year ended January 31, 2010	-	-	-	(710,745)	-	(710,745)
Unrealized foreign currency exchange loss	-	-	-	-	(35,816)	(35,816)

Balance at January 31, 2010	9,676,301	9,677	2,778,840	(2,384,201)	(57,410)	346,906

Common stock issued for cash	540,000	540	134,460	-	-	135,000
Net loss for the year ended January 31, 2011	-	-	-	(672,618)	-	(672,618)
Unrealized foreign currency exchange loss	-	-	-	-	(13,438)	(13,438)

Balance at January 31, 2011	10,216,301	10,217	2,913,300	(3,056,819)	(70,848)	(204,150)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM JANUARY 10, 2005 (INCEPTION) TO  APRIL 30, 2014

(unaudited)

-continued-

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total
Balance at January 31, 2011	10,216,301	10,217	2,913,300	(3,056,819)	(70,848)	(204,150)

Common stock issued for cash	6,290,000	6,290	1,821,810	-	-	1,828,100
Common stock issued for debt	433,333	433	129,567	-	-	130,000
Warrants exercised for cash	83,333	83	24,916	-	-	24,999
Warrants exercised for debt	166,667	167	49,833	-	-	50,000
Stock options	-	-	527,318	-	-	527,318
Net loss for the year ended January 31, 2012	-	-	-	(2,928,188)	-	(2,928,188)
Unrealized foreign currency exchange loss	-	-	-	-	(15,673)	(15,673)

Balance at January 31, 2012	17,189,634	17,190	5,466,744	(5,985,007)	(86,521)	(587,594)

Warrants exercised for cash	500,000	500	149,500	-	-	150,000
Common stock issued for cash	267,335	267	120,034	-	-	120,301
Forgiveness of related party debt	-	-	191,823	-	-	191,823
Donated services	-	-	30,000	-	-	30,000
Net loss for the year ended January 31, 2013	-	-	-	(1,100,422)	-	(1,100,422)
Unrealized foreign currency exchange loss	-	-	-	-	(22,385)	(22,385)

Balance at January 31, 2013	17,956,969	17,957	5,958,101	(7,085,429)	(108,906)	(1,218,277)

Donated services	-	-	20,000	-	-	20,000
Net loss for the three months ended April 30, 2013	-	-	-	(147,484)	-	(147,484)
Unrealized foreign currency exchange gain	-	-	-	-	8,655	8,655

Balance at April 30, 2013	17,956,969	17,957	5,978,101	(7,232,913)	(100,251)	(1,337,106)

Common stock issued for debt	15,000,000	15,000	585,000	-	-	600,000
Net loss for the nine months ended January 31, 2014	-	-	-	(248,208)	-	(248,208)
Unrealized foreign currency exchange gain	-	-	-	-	152,254	152,254

Balance at January 31, 2014	32,956,969	32,957	6,563,101	(7,481,121)	52,003	(833,060)

Stock options	-	-	146,901	-	-	146,901
Net loss for the three months ended April 30, 2014	-	-	-	(215,264)	-	(215,264)
Unrealized foreign currency exchange loss	-	-	-	-	(7,630)	(7,630)

Balance at April 30, 2014	32,956,969	$32,957	$6,710,002	$(7,696,385)	$44,373	$(909,053)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months		From January 10,
	Ended April 30,		2005 (Inception)
	2014	2013	to April 30, 2014
Cash flows (used in) provided by operating activities:
Net loss	$(215,264)	$(147,484)	$(7,696,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	20,000	64,250
Write-down of unproved mineral properties	2,265	6,000	332,579
Amortization	655	894	11,527
Stock based compensation	146,901	-	674,219
Gain on mineral property option payment	(27,687)	-	(27,687)
Gain on extinguishment of debt	-	-	(150,000)

Changes in operating assets and liabilities:
Prepaids and other receivables	(453)	(1,851)	(1,086)
Accounts payable	7,748	15,207	339,899
Accrued liabilities	24,461	38,256	334,413
Due to related parties	52,921	70,949	2,151,866
Notes payable to related parties	6,324	7,022	136,804

Net cash (used in) provided by operating activities	(2,129)	8,993	(3,829,601)

Cash flows provided by (used in) investing activities:
Purchase of equipment	-	-	(19,820)
Option payments received on mineral properties	50,000	37,500	160,000
Acquisition of unproved mineral properties	(18,921)	(39,321)	(1,447,561)

Net cash provided by (used in) investing activities	31,079	(1,821)	(1,307,381)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	18,000	29,772	1,391,353
Repayment of related party notes, including accrued interest	-	-	(70,935)
Proceeds from issuance of common stock	-	-	3,880,150

Net cash provided by financing activities	18,000	29,772	5,200,568

Effects of foreign currency exchange	1,062	(413)	(12,066)

Increase in cash	48,012	36,531	51,520

Cash, beginning	3,508	3,151	-

Cash, ending	$51,520	$39,682	$51,520

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$(8,331)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2014	January 31, 2014

Due to a company owned by an officer (a)	$383,307	$350,206
Due to a company controlled by directors (b)	412,837	395,921
Due to a director (a)	10,450	5,666
Due to a company controlled by a major shareholder (a)	97,659	94,099
Due to a major shareholder (a)	42,471	43,191
Total due to related parties	$946,724	$889,083

Note payable to the Chief Executive Officer (“CEO”) (c)	$211,358	$204,730
Note payable to the Chief Financial Officer (“CFO”) (c)	10,170	9,974
Note payable to a major shareholder (c)	44,103	25,378
Note payable to a company controlled by directors (c)	70,133	67,781
Total notes payable to related parties	$335,764	$307,863

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the three months ended April 30, 2014, interest expense of $6,324 (2013 - $7,022) has been accrued.

Transactions with Related Parties

During the three months ended April 30, 2014 and 2013, the Company incurred the following expenses with related parties:

	April 30, 2014	April 30, 2013

Consulting fees paid or accrued to a company owned by the CFO	$30,000	$10,000
Consulting fees donated by a company owned by the CFO	$--	$20,000
Mineral exploration costs and advertising and promotion fees paid to a company controlled by two directors	$4,113	$--
Rent fees paid to a company controlled by a major shareholder	$2,957	$3,493
Royalty revenue earned from a company controlled by a major shareholder	$3,002	$--

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 3 - UNPROVED MINERAL PROPERTIES

Mineral Claims	January 31, 2014	Additions / Payments	Property Taxes Paid / Accrued	Write- down	April 30, 2014
Farellon Project
Farellon Alto 1-8(1)	$ 584,414	$ --	$ 3,445	$ (2,265)	$ 585,594
Cecil	49,975	--	1,730	-	51,705
	634,389	--	5,175	(2,265)	637,299

Perth Project(3)	22,313	(22,313)	--	--	--

Mateo Project
Margarita	19,575	--	424	--	19,999
Che (2)	26,371	--	577	--	26,948
Irene	48,652	--	455	--	49,107
Mateo	85,101	--	12,290	--	97,391
	179,699	--	13,746	--	193,445
Total Costs	$ 836,401	$ (22,313)	$ 18,921	$ (2,265)	$ 830,744

(1) The claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000. The royalty payments are due monthly while the claim is being exploited, and are subject to minimum payments of $1,000 per month. The Company commenced exploitation of the claim on January 15, 2014 and as of April 30, 2014 paid $3,502 in royalty payments to the vendor.

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

To maintain the option and acquire the properties, Geoactiva agreed to the following:

Date	Option Payments		Exploration Expenditures
April 30, 2013 (paid)	$ 37,500		$ --
October 30, 2013 (paid)	37,500		--
April 30, 2014 (paid)	50,000	**	500,000	*
October 30, 2014	50,000		--
April 30, 2015	100,000		1,000,000
October 30, 2015	100,000		--
April 30, 2016	125,000		1,000,000
October 30, 2016	250,000		--
April 30, 2017	250,000		1,000,000
Total	$ 1,000,000		$ 3,500,000

* As of the date of this Quarterly Report on Form 10-Q, Geoactiva has submitted the results of the exploration work conducted on the Farellon claim. The Company is evaluating these results to determine whether the scope of work resulted in the required $500,000 in exploration expenditures.

** The amount has been credited against the carrying value of the Perth property. The excess of $27,687 over the carrying value of the Perth property has been recorded as a gain on mineral property option payment in the consolidated statements of operations.

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

NOTE 4 - COMMON STOCK

During the three months ended April 30, 2014, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

Number of Warrants
Balance, January 31, 2014	7,187,001
Expired	6,919,666
Balance, April 30, 2014	267,335

The weighted average life and weighted average exercise price of the warrants at April 30, 2014 is 0.99 years and $0.10, respectively.

Options

On February 28, 2014, the Company granted 1,200,000 options to purchase shares of its common stock to certain officers, directors, consultants and employees. The Chief Executive Officer, Chief Financial Officer, and Vice President of Exploration were each granted options to purchase up to 300,000 shares of the Company’s common stock. The options are exercisable at $0.15 for a term of two years and vested upon grant.

The Company recorded $146,901 as stock-based compensation, which was calculated using the following assumptions under the Black-Scholes option-pricing model:

Expected life of options	2 years
Annualized volatility	161%
Risk-free interest rate	33%
Dividend yield	Nil

NOTE 5 - SUBSEQUENT EVENT

On May 27, 2014, Polymet entered into a Memorandum of Understanding (the “MOU”) with an unrelated party to acquire an option to earn 100% interest in two mining claims contiguous to the Farellon Property. The MOU is subject to results of a due diligence process which Polymet must conclude by July 26, 2014. In order to acquire 100% of the mining concessions the Company will have to make annual payments totalling $300,000 in a combination of shares and cash over four years. The claims will be subject to a 1.5% royalty on net smelter returns which can be bought out by making a one-time payment totalling $1,500,000 any time after acquiring 100% of the property.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q filed by Red Metal Resources Ltd. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	general economic conditions, because they may affect our ability to raise money;
•	our ability to raise enough money to continue our operations;
•	changes in regulatory requirements that adversely affect our business;
•	changes in the prices for minerals that adversely affect our business;
•	political changes in Chile, which could affect our interests there, and / or
•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently our subsidiary, Minera Polymet Limitada, has two employees in Chile and engages part time assistants during our exploration programs. Most of our support - such as vehicles, office and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on two of our mineral claims – Farellon and Che. These royalties are payable once exploitation begins. We also are required to pay property taxes that are due annually on all the claims that are included in our properties.

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

Recent corporate events

The following corporate developments have occurred during the first quarter ended April 30, 2014, and up to the date of the filing of this report:

Option with Geoactiva SpA

On April 30, 2013, Minera Polymet Limitada (“Polymet”), our Chilean subsidiary, granted Geoactiva SpA, a Chilean mining company (“Geoactiva”), an option to purchase 100% of our Perth property.  To maintain the option and acquire the property, Geoactiva agreed to pay Minera Polymet $1,000,000 and incur $3,500,000 in exploration expenses over 48 months. On April 30, 2014, we received a third installment payment pursuant to the option agreement, which resulted in a gain of $27,687. At the same time we also received a detailed report on exploration work conducted on the Perth property. We are evaluating these results to determine whether the scope of work resulted in the required exploration expenditures.

Grant of options

On February 28, 2014, we granted options to purchase up to 1,200,000 shares of our common stock under the Red Metal Resources Ltd. 2011 Equity Incentive Plan. The options were granted to certain officers, directors, consultants and employees. Our Chief Executive Officer, Chief Financial Officer, and Vice President of Exploration were each granted options to purchase up to 300,000 shares of our common stock. The options are exercisable at $0.15 for a term of two years and vested upon grant.

Memorandum of Understanding

On May 27, 2014, Polymet entered into a Memorandum of Understanding (the “MOU”) with David Mitchell to acquire an option to earn 100% interest in two mining claims contiguous to the Farellon Property. The entry into an option agreement is subject to results of a due diligence process which Polymet must conclude by July 26, 2014. In order to acquire 100% interest in the mining claims we will be required to pay Mr. Mitchell $300,000 in a combination of shares of our common stock and cash over a four year period. The claims will be subject to a 1.5% royalty on net smelter returns which can be bought out by making a one-time payment totalling $1,500,000 any time after acquiring 100% interest in the claims.

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at the three months ended April 30, 2014, to the year-ended January 31, 2014.

Table 1: Comparison of financial condition

	April 30, 2014	January 31, 2014
Working capital deficit	$(1,748,091)	$(1,678,410)
Current assets	$52,703	$4,222
Unproved mineral properties	$830,744	$836,401
Total liabilities	$1,800,794	$1,682,632
Common stock and additional paid in capital	$6,742,959	$6,596,058
Deficit	$(7,696,385)	$(7,481,121)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 2 and Table 3 present selected financial information for each of the past eight quarters.

Table 2: Summary of quarterly results (July 31, 2013 – April 30, 2014)

	July 31, 2013	October 31, 2013	January 31, 2014	April 30, 2014
Revenue	$ –	$ –	$ 500	$ 3,002
Net income/(loss)	$(151,343)	43,139	$(140,004)	(215,264)
Basic and diluted income/(loss) per share	$(0.01)	$0.00	$(0.00)	$(0.01)

Table 3: Summary of quarterly results (July 31, 2012 – April 30, 2013)

	July 31, 2012	October 31, 2012	January 31, 2013	April 30, 2013
Revenue	$ –	$ –	$ –	$ –
Net income /(loss)	$(296,729)	$(250,578)	$(155,453)	$(147,484)
Basic and diluted income/(loss) per share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

During the quarters ended July 31, 2012 through April 30, 2013 we maintained our exploration and operating activities at moderate levels. Our net losses for these quarters were $296,729; $250,578; $155,453 and $147,484, respectively. The net losses during the quarters ended October 31, 2012 and April 30, 2013 included write downs of our unproved mineral claims totaling $76,233 and $6,000, respectively. During the quarter ended July 31, 2013, we filed an amendment to our registration statement that was originally filed in May of 2011, which resulted in an increase to our legal fees. During the same quarter we continued to maintain all other day-to-day operations at a minimum level, resulting in a net loss comparable to the net losses recorded for the quarters ended January 31, 2013 and April 30, 2013. During the quarter ended October 31, 2013, we reached an agreement with certain debt holders to pay $750,000 in debt owed to them with 15,000,000 shares of our common stock at $0.05 per share. The conversion was recorded at $0.04 per share, the market price of our common stock on the date of the transaction, which resulted in gain on settlement of debt of $150,000; this gain was partially offset by legal and regulatory fees associated with the registration statement on Form S-1 that we filed with Securities and Exchange Commission in order to register these shares. During the past two quarters ended January 31 and April 30, 2014 we kept our exploration and operating activities at low levels. The higher net loss during the quarter ended April 30, 2014, resulted from $146,901 in stock based compensation we recorded on issuance of options to purchase up to 1,200,000 shares of our common stock to our executives, consultants and employees. This increase was partially offset by the gain we recorded on the option payment we received from Geoactiva pursuant to our option agreement with the company.

Selected Financial Results

THREE MONTHS ENDED APRIL 30, 2014 AND 2013

Our operating results for the three months ended April 30, 2014 and 2013, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Summary of operating results

	Three months ended April 30,		Changes between the periods ended April 30, 2014
	2014	2013	and 2013

Revenue	$ 3,002	$ -	$ 3,002
Operating expenses	(245,953)	(147,484)	98,469
Gain on mineral property option payment	27,687	-	27,687
Net loss	(215,264)	(147,484)	67,780
Unrealized foreign exchange gain / (loss)	(7,630)	8,655	(16,285)
Comprehensive loss	$ (222,894)	$ (138,829)	84,065

Revenue. Our revenue for the three months ended April 30, 2014 was $3,002; this revenue was generated from the royalty payments we received from Minera Farellon. We did not have any revenue during the three months ended April 30, 2013. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue within the next year.

Table 5: Changes in operating expenses

	Three months ended April 30,		Changes between the periods ended April 30, 2014
	2014	2013	and 2013
Operating expenses
Administration	$ 12,790	$ 11,699	$ 1,091
Advertising and promotion	7,681	2,098	5,583
Amortization	655	894	(239)
Automobile	1,209	1,841	(632)
Bank charges	930	1,296	(366)
Consulting fees	30,000	35,972	(5,972)
Interest on current debt	14,544	27,000	(12,456)
IVA expense	(34)	887	(921)
Mineral exploration costs	3,258	1,813	1,445
Office	2,880	6,562	(3,682)
Professional fees	3,458	14,991	(11,533)
Rent	2,957	3,493	(536)
Regulatory	3,709	6,077	(2,368)
Travel and entertainment	216	3,209	(2,993)
Salaries and wages	12,347	23,900	(11,553)
Stock based compensation	146,901	-	146,901
Foreign exchange loss	187	(248)	435
Write-down of unproved mineral properties	2,265	6,000	(3,735)
Total operating expenses	$ 245,953	$ 147,484	$ 98,469

Operating expenses. Our operating expenses increased by $98,469 or 66.8%, from $147,484 for the three months ended April 30, 2013, to $245,953 for the three months ended April 30, 2014.

The following are our most significant year-to-date changes:

●

During the three months ended April 30, 2014 we granted options to purchase 1,200,000 shares of our common stock to certain officers, directors, consultants and employees, which resulted in stock-based compensation expense of $146,901. We did not have similar transactions during the three months ended April 30, 2013.

●

Our advertising and promotion expenses increased by $5,583 or 266% from $2,098 we incurred during the three months ended April 30, 2013 to $7,681 incurred during the three months ended April 30, 2014. The increase was associated with our efforts to bring awareness of our company to the general public.

●

As a result of the restructuring of our debt with certain debt holders during the year ended January 31, 2014, our interest on current debt decreased by $12,456, or 46%, from $27,000 we incurred during the three months ended April 30, 2013, to $14,544 incurred during the three months ended April 30, 2014.

●

Due to the decrease in our operating activities and our continued efforts to control the overhead costs, our professional and regulatory fees incurred during the three months ended April 30, 2014 decreased by $11,533 and $2,368, compared to the three months ended April 30, 2013.

●

Our salaries and wages as well as travel and entertainment expenses decreased by $11,553 and $2,993, respectively. These changes were associated with a decrease in our operating activities and our continued efforts to control the overhead costs.

Other items. During the three months ended April 30, 2014, we recorded a gain on mineral property option payments in the amount of $27,687 when we received a third option payment from Geoactiva. The gain represents the excess over the carrying value of the Perth property at the date of the payment.

 Comprehensive loss. Our comprehensive loss for the three months ended April 30, 2014 was $222,894 as compared to comprehensive loss of $138,829 that we recorded for the thee months ended April 30, 2013. The $84,065 increase in comprehensive loss was mainly associated with the stock based compensation we recorded on issuance of options to purchase our common stock, which was partially offset by the decreases in professional fees, wages and salaries as well as interest accrued on current debt.

Liquidity

GOING CONCERN

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At April 30, 2014, we had a working capital deficit of $1,748,091 and accumulated losses of $7,696,385 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties, geological services and option payments.

Sources and uses of cash

THREE MONTHS ENDED APRIL 30, 2014 AND 2013

Table 6 summarizes our sources and uses of cash for the three months ended April 30, 2014 and 2013.

Table 6:  Summary of sources and uses of cash

	April 30,
	2014	2013
Net cash provided by financing activities	$ 18,000	$ 29,772
Net cash (used in) / provided by operating activities	(2,129)	8,993
Net cash provided by / (used in) investing activities	31,079	(1,821)
Effect of foreign currency exchange	1,062	(413)
Net increase in cash	$ 48,012	$ 36,531

Net cash provided by financing activities. During the three months ended April 30, 2014, we borrowed $18,000 from a significant shareholder.

During the three months ended April 30, 2013, we borrowed CAD $30,000 (approximately $29,772) from our CEO.

Net cash used in operating activities. During the three months ended April 30, 2014, we used net cash of $2,129 in operating activities. We used $215,264 to cover operating costs and increase our prepaid expenses by $453. These uses of cash were offset by increases in our accounts payable of $7,748. Our accrued liabilities increased by $24,461; this increase was associated with property taxes that became payable on our mineral claims. We also increased our accounts payable to related parties by $52,921 and recorded $6,324 in accrued interest on notes payable to related parties.

During the three months ended April 30, 2013, we generated net cash of $8,993 from operating activities. We used $147,484 to cover operating costs and increase our prepaid expenses by $1,851. These uses of cash were offset by increases in our accounts payable and accrued interest on notes payable to related parties of $15,207 and $7,022, respectively. Our accrued liabilities increased by $38,256 mainly due to the recognition of property taxes that became payable on our mineral claims. We also increased our accounts payable to related parties by $70,949.

Certain non-cash changes in operating assets and liabilities. During the three months ended April 30, 2014, we recorded $146,901 as stock based compensation on the grant of options to purchase up to 1,200,000 shares of our common stock to certain officers, directors, consultants and employees.

Net cash used in investing activities. During the three months ended April 30, 2014, we spent $18,921 acquiring mineral claims. During the same period we received $50,000 from Geoactiva pursuant to the Property Option Agreement, of which $27,687 represented gain on mineral property options in excess over the carrying value of the Perth property.

During the three months ended April 30, 2013, we spent $39,321 acquiring mineral claims and paying property taxes associated with our mineral claims. During the same period we received $37,500 from Geoactiva pursuant to our Property Option Agreement.

Since inception through April 30, 2014, we have invested $1,447,561 acquiring our mineral claims and $19,820 for acquisition of other capital assets. During the same period we received $160,000 in option payments pursuant to our property option agreements.

Unproved mineral properties

We have three active properties which we have assembled since the beginning of 2007 - the Farellon, Perth, and Mateo. These properties are grouped into two geographical areas - Carrizal Alto area properties and Vallenar area properties.

Active properties

Table 7: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net area [a]
Carrizal Alto area
Farellon
Farellon Alto 1 – 8 claim	100%, mensura	66
Cecil 1 – 49 claim	100%, mensura	230
Teresita	100%, mensura	1
Azucar 6 – 25	100%, mensura	88
Stamford 61 – 101	100%, mensura	165
Kahuna 1 – 40	100%, mensura	200
		750	750
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 46 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot claim	100%, mensura in process	300
		2,404
Overlapped claims [a]		(121)	2,283
Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100% ,mensura	60
Mateo 1, 2, 3, 9,10,12, 13, 14 claims	100%, mensura in process	1,371
Mateo 4 and 5 claims	100%, manifestacion	600
		2,163
Overlapped claims [a]		(469)	1,694

			4,727

a Some mensura in process claims overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

Our active properties as of the date of this filing are set out in Table 7 above. These properties are accessible by road from Vallenar as illustrated in Figure 1.

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

Date	Option payments	Exploration expenditures
April 30, 2013*	$37,500
October 30, 2013*	37,500
April 30, 2014*	50,000	$500,000
October 30, 2014	50,000
April 30, 2015	100,000	1,000,000
October 30, 2015	100,000
April 30, 2016	125,000	1,000,000
October 30, 2016	250,000
April 30, 2017	250,000	1,000,000
	$1,000,000	$3,500,000

* The first three option payments were received on-time, as specified in the above table.

All of the above option payments shall be made only if Geoactiva wishes to keep the Option Agreement in force and finally to exercise the option to purchase. If Geoactiva fails to incur the required exploration expenditures during a specific period it may fulfill its obligations by paying us the outstanding amount in cash.

Upon exercise of the Option Agreement and once the commercial production begins, Geoactiva agreed to pay us NSR of 1.5% from the sale of gold, copper, and cobalt extracted from the Perth property. At any time after the exercise of the Option Agreement and Geoactiva’s fulfillment of the investment commitment of $3,500,000 in exploration expenditures, Geoactiva may purchase 100% of the NSR as follows:

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

As of the date of this Quarterly Report on Form 10-Q, Geoactiva has provided us with the results of the exploration work conducted on the Perth property, which are now being evaluated to determine whether the scope of work resulted in the required $500,000 exploration expenditures.

Farellon Property.

On May 23, 2013, we entered into a rental agreement with Minera Farellon Limitada (“Minera Farellon”), to allow Minera Farellon to conduct certain exploration and mining activities on the Farellon Alto 1 - 8 claim (the “Farellon Claim”) in exchange for a 10% royalty on gross smelter returns.

In January 2014 Minera Farellon Limitada commenced small scale mining activities on the Farellon Claim, which, as of the date of this Quarterly Report, have reached approximately 20 meters vertical depth. The main drilling target is an area intersected in the 2011 and 2013 drilling campaigns including intercepts in drill holes FAR-11-001 of 3.95% Cu and 0.53 g/t Au over 8 meters, FAR-13-002 of 2.15% Cu and 0.28 g/t Au over 7 meters and FAR-13-001 of 0.70% Cu and 0.20 g/t Au over six meters including 1.25% Cu and 0.34 g/t Au over two meters. The target area is at 35 meters vertical depth from surface. During mining development the vein zone has been intersected several times and ore material has been removed and sold to ENAMI, a Chilean national mining company with regional ore processing plants.

During the three months ended April 30, 2014, we received $3,002 in royalty revenue from gross smelter returns. At the same time, the mining activities conducted by Minera Farellon triggered our obligation to pay the minimum royalty to the original vendors of the Farellon Alto 1 – 8 claim which totaled $3,002 and were recorded as part of mineral exploration costs.

In order to expand our Farellon Property, on May 27, 2014, our subsidiary, Minera Polymet Limitada, entered into a Memorandum of Understanding (the “MOU”) with David Mitchell to acquire an option to earn 100% interest in two mining claims contiguous to our Farellon Property. The entry into an option agreement is subject to results of a due diligence process which we must conclude by July 26, 2014. In order to acquire 100% interest in the mining claims we will be required to pay Mr. Mitchell $300,000 in a combination of shares of our common stock and cash over a four year period. The claims will be subject to a 1.5% royalty on net smelter returns which we will be able to buy out by making a one-time payment totalling $1,500,000 any time after acquiring 100% of the claims.

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

Contingencies and commitments

We had no contingencies at April 30, 2014.

As of the date of filing this Quarterly Report we have the following long-term contractual obligations and commitments:

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

●	Mineral property taxes. To keep our mineral claims in good standing we are required to pay mineral property taxes of approximately $22,000 per annum.

Equity financing

To generate working capital, between February 1, 2012 and June 14, 2014 we issued 267,335 shares of our common stock and warrants for the purchase of 267,335 shares of common stock to raise $120,301 under Regulation S promulgated under the Securities Act of 1933. We issued 500,000 shares of our common stock on exercise of warrants for total proceeds of $150,000.

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

Debt financing

Between February 1, 2012 and April 30, 2014, we borrowed a total of $230,074 from related parties.  Of this amount, $56,553 has been repaid.

Challenges and risks

Other than gain on mineral property option payments we generate from the Option Agreement with Geoactiva and royalty revenue from Minera Farellon, we do not anticipate generating any cash from our operations over the next twelve months. We plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general downturn, worldwide, of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. In addition to our Option Agreement with Geoactiva, we may consider entering into a joint venture partnership with other resource companies to complete a mineral exploration program on other properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

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

Related-party transactions

Table 8 describes the amounts due to related parties that were incurred during the fiscal year ended January 31, 2014, and the three months ended April 30, 2014.

Table 8: Due to related parties
	April 30, 2014	January 31, 2014
Due to Da Costa Management Corp. [a]	$383,307	$350,206
Due to Fladgate Exploration Consulting Corporation [b]	412,837	395,921
Due to Caitlin Jeffs	10,450	5,666
Due to Minera Farellon Limitada [c]	97,659	94,099
Due to Richard Jeffs	42,471	43,191
Total due to related parties	$946,724	$889,083

a During the three months ended April 30, 2014, we incurred $30,000 in consulting fees with Da Costa Management Corp., a company owned by our CFO and treasurer. During the same period in 2013, we recorded $30,000, in consulting fees to Da Costa Management Corp of which $20,000 were donated to us. In addition to direct consulting fees we also reimbursed Da Costa Management Corp. for certain business related expenses paid on our behalf.

b During the three months ended April 30, 2014, we incurred $4,113 in investor relations expenses with Fladgate Exploration Consulting Corporation, a company controlled by two of our directors. In addition to the investor relations fees we also reimbursed Fladgate Exploration Consulting Corporation for certain business related expenses they paid on our behalf. During the same period in 2013, aside from certain business related expenses they paid on our behalf, we had no expenses with Fladgate Exploration Consulting Corporation.

c During the three months ended April 30, 2014 and 2013, we recorded $2,957 and $3,493, respectively, in rental fees with Minera Farellon Limitada, a company owned by Richard Jeffs, the father of our president and a holder of more than 5% of our shares of common stock. In addition, during the three months ended April 30, 2014, we received $3,002 in royalty payments from Minera Farellon.

Notes payable to related parties

Table 9 describes the promissory notes payable to related parties including accrued interest as at April 30, 2014 and January 31, 2014.

Table 9: Notes payable to related parties

	April 30, 2014	January 31, 2014
Notes payable to Richard Jeffs [a]	$44,103	$25,378
Notes payable to Caitlin Jeffs [b]	211,358	204,730
Notes payable to Fladgate Exploration Consulting Corporation [b]	70,133	67,781
Notes payable to John da Costa [c]	10,170	9,974
Total notes payable to related parties	$335,764	$307,863

a The principal amount of the notes payable to Richard Jeffs is $35,000. They are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $9,103 had accrued as at April 30, 2014.

b The principal amounts of the notes payable to Caitlin Jeffs are  $29,000 and  CAD$173,000, they are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $24,468 had accrued as at April 30, 2014. The principal amount of the note payable to Fladgate Exploration Consulting Corporation is CAD$62,389; it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $13,194 had accrued as at April 30, 2014.

c The principal amount of the note payable to John da Costa is $8,500, it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $1,670 had accrued as at April 30, 2014.

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

Reclassifications

Certain prior-period amounts in the accompanying consolidated interim financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Financial instruments

Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, accrued professional fees and accrued mineral property costs. The fair value of these financial instruments approximates their carrying values due to their short maturities.

Recently Adopted Accounting Guidance

We have reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

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

Item 1a.  Risk Factors.

We incorporate by reference the Risk Factors included at Item 1A in the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on April 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
10.1	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchell (3)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code(4)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements. (4)

(1) Incorporated by reference from the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134363.

(2)Incorporated by reference from the registrant’s Quarterly report on Form 10-Q for the period ended October 31, 2010 and filed with the Securities and Exchange Commission on December 13, 2010.

 (3)Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2014.

(4)Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 12, 2014

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer