Form 10-Q
period 2014-07-31
RED METAL RESOURCES, LTD.
filed 2014-09-12
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2014

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 000-52055

RED METAL RESOURCES LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2138504 (I.R.S. Employer Identification No.)

1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2 (Address of principal executive offices) (Zip Code)

(807) 345-7384 (Issuer’s telephone number)
195 Park Avenue, Thunder Bay Ontario, Canada P7B 1B9 (Former name or former address, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 12, 2014, the number of shares of the registrant’s common stock outstanding was 32,956,969.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

	July 31, 2014	January 31, 2014
	(unaudited)
ASSETS
Current assets

Cash	$10,215	$3,508
Prepaids and other receivables	4,278	714
Total current assets	14,493	4,222

Equipment	7,667	8,949
Unproved mineral properties	849,960	836,401
Total assets	$872,120	$849,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$354,625	$329,328
Accrued liabilities	168,077	156,358
Due to related parties	916,201	889,083
Notes payable to related parties	447,479	307,863
Total liabilities	1,886,382	1,682,632

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000,
32,956,969 issued and outstanding at July 31, 2014 and January 31, 2014	32,957	32,957
Additional paid in capital	6,710,002	6,563,101
Deficit	(7,800,188)	(7,481,121)
Accumulated other comprehensive income	42,967	52,003
Total stockholders' deficit	(1,014,262)	(833,060)
Total liabilities and stockholders' deficit	$872,120	$849,572

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	July 31,		July 31,
	2014	2013	2014	2013
Revenue

Royalties	$3,015	$-	$6,017	$-

Operating expenses
Administration	12,856	14,043	25,646	25,742
Advertising and promotion	5,086	3,398	12,767	5,496
Amortization	627	857	1,282	1,751
Automobile	1,236	1,189	2,445	3,030
Bank charges	733	1,163	1,663	2,459
Consulting fees	35,517	29,999	65,517	65,971
Interest on current debt	16,981	27,565	31,525	54,565
IVA expense	(43)	621	(77)	1,508
Mineral exploration costs	6,876	28,318	10,134	30,131
Office	2,749	3,608	5,629	10,170
Professional fees	5,795	22,343	9,253	37,334
Rent	2,978	3,324	5,935	6,817
Regulatory	2,911	1,435	6,620	7,512
Travel and entertainment	-	176	216	3,385
Salaries, wages and benefits	12,439	13,620	24,786	37,520
Stock based compensation	-	-	146,901	-
Foreign exchange loss (gain)	77	(316)	264	(564)
Write-down of unproved mineral properties	-	-	2,265	6,000
	106,818	151,343	352,771	298,827

Other items
Gain on mineral property option payment	-	-	(27,687)	-
Net loss	103,803	151,343	319,067	298,827

Unrealized foreign exchange gain (loss)	1,406	(62,680)	9,036	(71,335)
Comprehensive loss	$105,209	$88,663	$328,103	$227,492

Net loss per share - basic and diluted	$0.00	$0.01	$0.01	$0.02

Weighted average number of shares
outstanding - basic and diluted	32,956,969	17,956,969	32,956,969	17,956,969

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total
Balance at January 31, 2013	17,956,969	$17,957	$5,958,101	$(7,085,429)	$(108,906)	$(1,218,277)

Donated services	-	-	20,000	-	-	20,000
Net loss for the six months ended July 31, 2013	-	-	-	(298,827)	-	(298,827)
Unrealized foreign currency exchange gain	-	-	-	-	71,335	71,335

Balance at July 31, 2013	17,956,969	17,957	5,978,101	(7,384,256)	(37,571)	(1,425,769)

Common stock issued for debt	15,000,000	15,000	585,000	-	-	600,000
Net loss for the six months ended January 31, 2014	-	-	-	(96,865)	-	(96,865)
Unrealized foreign currency exchange gain	-	-	-	-	89,574	89,574

Balance at January 31, 2014	32,956,969	32,957	6,563,101	(7,481,121)	52,003	(833,060)

Stock options	-	-	146,901	-	-	146,901
Net loss for the six months ended July 31, 2014	-	-	-	(319,067)	-	(319,067)
Unrealized foreign currency exchange loss	-	-	-	-	(9,036)	(9,036)

Balance at July 31, 2014	32,956,969	$32,957	$6,710,002	$(7,800,188)	$42,967	$(1,014,262)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months
	Ended July 31,
	2014	2013
Cash flows used in operating activities:
Net loss	$(319,067)	$(298,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	-	20,000
Write-down of unproved mineral properties	2,265	6,000
Amortization	1,282	1,751
Stock based compensation	146,901	-
Gain on mineral property option payment	(27,687)	-

Changes in operating assets and liabilities:
Prepaids and other receivables	(3,523)	(193)
Accounts payable	24,649	3,957
Accrued liabilities	11,719	53,454
Due to related parties	85,086	160,439
Notes payable to related parties	14,648	13,941

Net cash used in operating activities	(63,727)	(39,478)

Cash flows provided by (used in) investing activities:
Option payments received on mineral properties	50,000	37,500
Acquisition of unproved mineral properties	(38,137)	(76,548)

Net cash provided by (used in) investing activities	11,863	(39,048)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	55,522	29,773

Net cash provided by financing activities	55,522	29,773

Effects of foreign currency exchange	3,049	49,599

Increase in cash	6,707	846

Cash, beginning	3,508	3,151

Cash, ending	$10,215	$3,997

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 30, 2014. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015.

Recent Accounting Pronouncements

The Company has elected to early adopt the guidance in FASB Topic 915 and no longer provides the disclosure for development stage companies. Accordingly, the figures for the period from inception to the current period are no longer provided. Other recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financing statements.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2014	January 31, 2014

Due to a company owned by an officer (a)	$414,979	$350,206
Due to a company controlled by directors (b)	361,479	395,921
Due to a director (a)	--	5,666
Due to a company controlled by a major shareholder (a)	97,715	94,099
Due to a major shareholder (a)	42,028	43,191
Total due to related parties	$916,201	$889,083

Note payable to the Chief Executive Officer (“CEO”) (c)	$252,637	$204,730
Note payable to the Chief Financial Officer (“CFO”) (c)	10,376	9,974
Note payable to a major shareholder (c)	53,004	25,378
Note payable to a company controlled by directors (c)	131,462	67,781
Total notes payable to related parties	$447,479	$307,863

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the six months ended July 31, 2014, the Company accrued $14,648 (2013 - $13,941) in interest expense on the notes payable to related parties. During the same time, the Company accrued $8,679 (2013 - $35,939) on trade accounts payable with related parties.

Transactions with Related Parties

During the six months ended July 31, 2014 and 2013, the Company incurred the following expenses with related parties:

	July 31, 2014	July 31, 2013

Consulting fees paid or accrued to a company owned by the CFO	$60,000	$40,000
Consulting fees donated by a company owned by the CFO	$--	$20,000
Advertising and promotion fees paid or accrued to a company controlled by two directors	$4,113	$23,331
Rent fees paid or accrued to a company controlled by a major shareholder	$5,935	$6,817
Royalty revenue earned from a company controlled by a major shareholder	$6,017	$--

NOTE 3 - UNPROVED MINERAL PROPERTIES

Mineral Claims	January 31, 2014	Additions / Payments	Property Taxes Paid / Accrued	Write- down	July 31, 2014
Farellon Project
Farellon Alto 1-8(1)	$584,414	$-	$3,736	$(2,265)	$585,885
Cecil	49,975	-	1,730	-	51,705
	634,389	-	5,466	(2,265)	637,590

Perth Project(3)	22,313	(22,313)	-	-	-

Mateo Project
Margarita	19,575	-	424	-	19,999
Che (2)	26,371	-	623	-	26,994
Irene	48,652	-	455	-	49,107
Mateo	85,101	3,651	27,518	-	116,270
	179,699	3,651	29,020	-	212,370
Total Costs	$836,401	$(18,662)	$34,486	$(2,265)	$849,960

(1) The Farellon Alto 1-8 claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000. The royalty payments are due monthly while the claim is being exploited, and are subject to minimum payments of $1,000 per month. The Company commenced exploitation of the claim on January 15, 2014 and as of July 31, 2014 paid $6,517 in royalty payments to the vendor.  See Farellon Project discussion below.

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

To maintain the option and acquire the properties, Geoactiva agreed to the following:

Date	Option Payments	Exploration Expenditures
April 30, 2013 (paid)	$37,500	$-
October 30, 2013 (paid)	37,500	-
April 30, 2014 (paid)	50,000**	500,000*
October 30, 2014	50,000	-
April 30, 2015	100,000	1,000,000
October 30, 2015	100,000	-
April 30, 2016	125,000	1,000,000
October 30, 2016	250,000	-
April 30, 2017	250,000	1,000,000
Total	$1,000,000	$3,500,000

* As of the date of this Quarterly Report on Form 10-Q, Geoactiva has submitted the results of the exploration work conducted on the Perth Property. The Company is evaluating these results to determine whether the scope of work resulted in the required $500,000 in exploration expenditures.

** The amount has been credited against the carrying value of the Perth property. The excess of $27,687 over the carrying value of the Perth property has been recorded as a gain on mineral property option payment in the consolidated statement of operations.

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

In August of 2014 Geoactiva notified the Company of its intention to cancel the Perth Option Agreement.  As of the date of this report, the Company is awaiting to receive the legalized documentation on the cancellation of the Option Agreement.

Farellon Project

On May 27, 2014, Polymet entered into a Memorandum of Understanding (the “MOU”) with an unrelated party to acquire an option to earn a 100% interest in two mining claims contiguous to the Farellon Property. The MOU is subject to results of a due diligence process which was verbally extended from its original due date of July 26, 2014 and, as of the date of this Quarterly Report, has not been finalized yet. In order to acquire 100% of the mining concessions the Company will have to make annual payments totaling $300,000 in a combination of shares and cash over four years. The claims will be subject to a 1.5% NSR which can be bought out by making a one-time payment totaling $1,500,000 any time after acquiring 100% of the property.

NOTE 4 - COMMON STOCK

During the six months ended July 31, 2014, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

Number of Warrants
Balance, January 31, 2014	7,187,001
Expired	6,919,666
Balance, July 31, 2014	267,335

The weighted average life and weighted average exercise price of the warrants at July 31, 2014 is 0.74 years and $0.10, respectively.

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

Number of Options
Balance, January 31, 2014	-
Granted	1,200,000
Balance, July 31, 2014	1,200,000

The weighted average life and weighted average exercise price of the options at July 31, 2014 is 1.58 years and $0.15, respectively.

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

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, our subsidiary, Minera Polymet Limitada, has two employees in Chile and engage part time assistants during our exploration programs. Most of our support - such as vehicles, office and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on two of our mineral claims - Farellon and Che. These royalties are payable once exploitation begins. We also are required to pay property taxes that are due annually on all the claims that are included in our properties.

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

Recent corporate events

The following corporate developments have occurred during the second quarter ended July 31, 2014, and up to the date of the filing of this report:

Memorandum of Understanding

On May 27, 2014, Polymet entered into a Memorandum of Understanding (the “MOU”) with David Mitchell to acquire an option to earn 100% interest in two mining claims contiguous to the Farellon Property. The entry into an option agreement is subject to results of a due diligence process, which was verbally extended from its original due date of July 26, 2014 and, as of the date of this Quarterly Report, has not been finalized yet.

In order to acquire 100% interest in the mining claims we will be required to pay Mr. Mitchell $300,000 in a combination of shares of our common stock and cash over a four year period. The claims will be subject to a 1.5% royalty on net smelter returns which can be bought out by making a one-time payment totalling $1,500,000 any time after acquiring 100% interest in the claims.

Option with Geoactiva SpA.

In August of 2014 Geoactiva SpA (“Geoactiva”), with whom we have entered into an option agreement to purchase 100% of the Perth Property (the “Option Agreement”), notified us of its intention to cancel the Option Agreement. As of the date of this report, we are awaiting to receive the legalized documentation on the cancellation as required by Chilean law and land tenure policies.

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at the six months ended July 31, 2014, to the year-ended January 31, 2014.

Table 1: Comparison of financial condition

	July 31, 2014	January 31, 2014
Working capital deficit	$(1,871,889)	$(1,678,410)
Current assets	$14,493	$4,222
Unproved mineral properties	$849,960	$836,401
Total liabilities	$1,886,382	$1,682,632
Common stock and additional paid in capital	$6,742,959	$6,596,058
Deficit	$(7,800,188)	$(7,481,121)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 2 and Table 3 present selected financial information for each of the past eight quarters.

Table 2: Summary of quarterly results (October 31, 2013 - July 31, 2014)

	October 31, 2013	January 31, 2014	April 30, 2014	July 31, 2014
Revenue	$ -	$ 500	$ 3,002	$ 3,015
Net income/(loss)	43,139	$(140,004)	(215,264)	(103,803)
Basic and diluted income/(loss) per share	$0.00	$(0.00)	$(0.01)	$(0.00)

Table 3: Summary of quarterly results (October 31, 2012 - July 31, 2013)

	October 31, 2012	January 31, 2013	April 30, 2013	July 31, 2013
Revenue	$ -	$ -	$ -	$ -
Net income /(loss)	$(250,578)	$(155,453)	$(147,484)	$(151,343)
Basic and diluted income/(loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

During the quarters ended October 31, 2012 through April 30, 2013 we maintained our exploration and operating activities at moderate levels. Our net losses for these quarters were $296,729; $250,578; $155,453 and $147,484, respectively. The net losses during the quarters ended October 31, 2012 and April 30, 2013 included write downs of our unproved mineral claims totaling $76,233 and $6,000, respectively. During the quarter ended July 31, 2013, we filed an amendment to our registration statement that was originally filed in May of 2011, which resulted in an increase to our legal fees. During the same quarter we continued to maintain all other day-to-day operations at a minimum level, resulting in a net loss comparable to the net losses recorded for the quarters ended January 31, 2013 and April 30, 2013. During the quarter ended October 31, 2013, we reached an agreement with certain debt holders to pay $750,000 in debt owed to them with 15,000,000 shares of our common stock at $0.05 per share. The conversion was recorded at $0.04 per share, the market price of our common stock on the date of the transaction, which resulted in gain on settlement of debt of $150,000; this gain was partially offset by legal and regulatory fees associated with the registration statement on Form S-1 that we filed with Securities and Exchange Commission in order to register these shares. During the past three quarters ended January 31, April 30, and July 31, 2014, we kept our exploration and operating activities at low levels. The higher net loss during the quarter ended April 30, 2014, resulted from $146,901 in stock based compensation we recorded on issuance of options to purchase up to 1,200,000 shares of our common stock to our executives, consultants and employees. This increase was partially offset by the gain we recorded on the option payment we received from Geoactiva pursuant to our option agreement with the company.

Selected Financial Results

Three and Six Months Ended July 31, 2014 and 2013

Our operating results for the three and six months ended July 31, 2014 and 2013, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Summary of operating results

	Three months ended July 31,		Changes between the periods ended July 31, 2014 and	Six months ended July 31,		Changes between the periods ended July 31, 2014 and
	2014	2013	2013	2014	2013	2013
Revenue	$ 3,015	$ -	$ 3,015	$ 6,017	$ -	$ 6,017
Operating expenses	106,818	151,343	(44,525)	352,771	298,827	53,944
Gain on mineral property option payment	-	-	-	27,687	-	27,687
Net loss	103,803	151,343	(47,540)	319,067	298,827	20,240
Unrealized foreign exchange gain / (loss)	(1,406)	62,680	(64,086)	(9,036)	71,335	(80,371)
Comprehensive loss	$(105,209)	$(88,663)	$ (16,546)	$ (328,103)	$ (227,492)	$ 100,611

Revenue. Our revenue for the three and six months ended July 31, 2014, was $3,015 and $6,017 respectively; this revenue was generated from the royalty payments we received from Minera Farellon.

We did not have any revenue during the three and six months ended July 31, 2013.

Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue within the next year.

Table 5: Changes in operating expenses

	Three months ended July 31,		Changes between the periods ended July 31, 2014	Six months ended July 31,		Changes between the periods ended July 31, 2014
	2014	2013	and 2013	2014	2013	and 2013
Operating Expenses
Administration	$ 12,856	$ 14,043	$ (1,187)	$ 25,646	$ 25,742	$ (96)
Advertising and promotion	5,086	3,398	1,688	12,767	5,496	7,271
Amortization	627	857	(230)	1,282	1,751	(469)
Automobile	1,236	1,189	47	2,445	3,030	(585)
Bank charges	733	1,163	(430)	1,663	2,459	(796)
Consulting fees	35,517	29,999	5,518	65,517	65,971	(454)
Interest on current debt	16,981	27,565	(10,584)	31,525	54,565	(23,040)
IVA expense/(recovery)	(43)	621	(664)	(77)	1,508	(1,585)
Mineral exploration costs	6,876	28,318	(21,442)	10,134	30,131	(19,997)
Office	2,749	3,608	(859)	5,629	10,170	(4,541)
Professional fees	5,795	22,343	(16,548)	9,253	37,334	(28,081)
Rent	2,978	3,324	(346)	5,935	6,817	(882)
Regulatory	2,911	1,435	1,476	6,620	7,512	(892)
Travel and entertainment	-	176	(176)	216	3,385	(3,169)
Salaries and wages	12,439	13,620	(1,181)	24,786	37,520	(12,734)
Stock based compensation	-	-	-	146,901	-	146,901
Foreign exchange loss	77	(316)	393	264	(564)	828
Write-down of unproved mineral properties	-	-	-	2,265	6,000	(3,735)
Total operating expenses	$ 106,818	$ 151,343	$ (44,525)	$ 352,771	$ 298,827	$ 53,944

Operating expenses. Our operating expenses decreased by $44,525 or 29.4%, from $151,343 for the three months ended July 31, 2013, to $106,818 for the three months ended July 31, 2014.

On a year-to-date basis, our operating expenses increased by $53,944, or 18.1%, from $298,827 for the six months ended July 31, 2013, to $352,771 for the six months ended July 31, 2014.

The following are our most significant year-to-date changes:

•

During the six months ended July 31, 2014 we granted options to purchase 1,200,000 shares of our common stock to certain officers, directors, consultants and employees, which resulted in stock-based compensation expense of $146,901. We did not have similar transactions during the six months ended July 31, 2013.

•

Our advertising and promotion expenses increased by $7,271 or 132.3% from $5,496 we incurred during the six months ended July 31, 2013 to $12,767 incurred during the six months ended July 31, 2014. The increase was associated with our efforts to bring awareness of our company to the general public.

•

As a result of the restructuring of our debt with certain debt holders during the year ended January 31, 2014, our interest on current debt decreased by $23,040, or 42.2%, from $54,565 we incurred during the six months ended July 31, 2013, to $31,525 incurred during the six months ended July 31, 2014.

•

Due to the decrease in our operating activities our mineral exploration costs decreased by $19,997 during the six months ended July 31, 2014 as compared to the same period ended July 31, 2013.

•

In line with the decrease in exploration costs, our professional fees during the six months ended July 31, 2014 decreased by $28,081 compared to the six months ended July 31, 2013.

•

Our salaries and wages as well as travel and entertainment expenses decreased by $12,734 and $3,169, respectively. These changes were associated with decrease in our operating activities and our continued efforts to control the overhead costs.

Other items. During the six months ended July 31, 2014, we recorded a gain on mineral property option payments in the amount of $27,687 when we received a third option payment from Geoactiva. The gain represents the excess over the carrying value of the Perth property at the date of the payment. As of the date of this Quarterly Report on Form 10-Q we do not expect to receive additional revenue from the Option Agreement with Geoactiva.

Comprehensive loss. Our comprehensive loss for the three months ended July 31, 2014 was $105,209 as compared to comprehensive loss of $88,663 that we recorded for the three months ended July 31, 2013. The $16,546 increase in comprehensive loss was mainly associated with the unrealized foreign exchange gain that we recorded during the three months ended July 31, 2013, which was partially offset by decreases in our mineral exploration costs, professional fees and interest on current debt.

Our comprehensive loss for the six months ended July 31, 2014 was $328,103 as compared to comprehensive loss of $227,492 that we recorded for the six months ended July 31, 2013. The $100,611increase in comprehensive loss was mainly associated with the stock based compensation we recorded on issuance of options to purchase our common stock, which was partially offset by the decreases in our mineral exploration costs, wages and salaries, professional fees and interest on current debt. The increase was further affected by the change in the unrealized foreign exchange translation of the transactions denominated in other than our functional currency.

Liquidity

GOING CONCERN

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At July 31, 2014, we had a working capital deficit of $1,871,889 and accumulated losses of $7,800,188 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties, geological services and option payments.

Sources and uses of cash

SIX MONTHS ENDED JULY 31, 2014 AND 2013

Table 6 summarizes our sources and uses of cash for the six months ended July 31, 2014 and 2013.

Table 6:  Summary of sources and uses of cash

	July 31,
	2014	2013
Net cash provided by financing activities	$ 55,522	$ 29,773
Net cash used in operating activities	(63,727)	(39,478)
Net cash provided by / (used in) investing activities	11,863	(39,048)
Effect of foreign currency exchange	3,049	49,599
Net increase in cash	$ 6,707	$ 846

Net cash provided by financing activities. During the six months ended July 31, 2014 we borrowed $26,000 from a significant shareholder and $1,550 and CAD$30,491 ($27,972) from our CEO.

During the six months ended July 31, 2013, we borrowed CAD$30,000 (approximately $29,773) from our CEO.

Net cash used in operating activities. During the six months ended July 31, 2014, we used net cash of $63,727 in operating activities. We used $319,067 to cover operating costs and increase our prepaid expenses by $3,523. These uses of cash were offset by increases in our accounts payable of $24,649. Our accrued liabilities increased by $11,719; this increase was associated with property taxes that became payable on our mineral claims. We also increased our accounts payable to related parties by $85,086 and recorded $14,648 in accrued interest on notes payable to related parties.

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

Certain non-cash changes in operating assets and liabilities. During the six months ended July 31, 2014, we recorded $146,901 as stock based compensation on the grant of options to purchase up to 1,200,000 shares of our common stock to certain officers, directors, consultants and employees.

Net cash used in investing activities. During the six months ended July 31, 2014, we spent $38,137 acquiring mineral claims. During the same period we received $50,000 from Geoactiva pursuant to the Property Option Agreement, of which $27,687 represented gain on mineral property options in excess over the carrying value of the Perth property.

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

Active properties

Table 7: Active properties

Property	Percentage, type of claim	Hectares
		Gross area	Net area [a]
Carrizal Alto area
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Cecil 1 - 49 claim	100%, mensura	230
Teresita claim	100%, mensura	1
Azucar 6 - 25 claim	100%, mensura	88
Stamford 61 - 101 claim	100%, mensura	165
Kahuna 1 - 40 claim	100%, mensura	200
		750	750
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 46 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot claim	100%, mensura in process	300
		2,404
Overlapped claims [a]		(121)	2,283
Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100% ,mensura	60
Mateo 1, 2, 3, 9,10,12, 13, 14 claims	100%, mensura in process	1,371
Mateo 4 and 5 claims	100%, manifestacion	600
		2,163
Overlapped claims [a]		(469)	1,694

			4,727

a Some mensura in process claims overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

Our active properties as of the date of this filing are set out in Table 7 above. These properties are accessible by road from Vallenar as illustrated in Figure 1.

Figure 1: Location and access to active properties.

Option with Geoactiva SpA.

On April 30, 2013, we granted Geoactiva SpA an option to purchase 100% of the Perth property through the execution of a mining option purchase agreement (the “Option Agreement”). In order to maintain the option to purchase and to acquire the Perth property, Geoactiva was required to pay us the total amount of $1,000,000 and incur exploration expenses over 48 months as set out in the following table.

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

As part of the Option Agreement Geoactiva was required to complete exploration work on the Perth property for the minimum of $500,000 by April 30, 2014. During the quarter ended July 31, 2014 we received results of the Geoactiva’s exploration program, which was conducted on our Perth property and one additional third party claim. The exploration program consisted of 30 drillholes totaling 3,956 metres, of which 4 drillholes were drilled primarily on Perth property.

A total of 35 surface reconnaissance samples and 728 surface chip samples were taken from our property. Significant results of the surface reconnaissance samples are detailed in the table below:

Sample ID	Northing	Easting	Elevation	Length	Au g/t	Cu %
778	6895914.00	308888.00	772	Reconnaissance	16.500	2.874
1962	6893308.58	308065.74	648	1.10	15.260	0.927
1977	6895153.72	308780.84	714	2.10	14.430	0.715
2938	6895006.00	308352.00	888	0.50	14.000	3.616
1960	6893313.57	308068.57	648	1.10	9.770	1.364
2975	6894308.00	308364.00	727	0.40	8.922	1.841
1903	6892715.11	307888.80	588	0.60	8.520	1.563
1952	6892720.24	307889.38	588	1.50	8.370	2.142
1961	6893307.92	308066.42	647	1.10	8.140	2.830
1923	6893265.79	308261.54	622	0.30	7.600	1.036
1921	6893260.81	308515.88	638	0.40	7.380	2.428
1913	6893501.66	308143.50	687	0.60	6.730	7.156
252	6892373.78	307952.33	581	0.35	6.480	1.316
1821	6896660.00	309450.00	671	1.10	5.860	4.092
1813	6896586.00	310019.00	584	1.30	5.710	2.880
3037	6895254.00	308254.00	901	0.30	5.258	8.762
2951	6894414.00	308406.00	741	0.55	4.890	2.083
1972	6895140.00	308797.00	778	1.20	4.750	1.680
1975	6895151.55	308790.60	757	1.40	4.470	5.904
2007	6897060.00	309956.00	563	1.50	4.070	3.777
1905	6893092.03	308001.35	660	0.80	3.130	3.980

In August of 2014 Geoactiva notified us of its decision to cancel the Perth Option Agreement.  As of the date of this report, we are awaiting to receive legalized documentation for the cancellation of the Option Agreement as required by Chilean law and land tenure policies.

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

During the six months ended July 31, 2014, we received $6,017 in royalty revenue from gross smelter returns. At the same time, the mining activities conducted by Minera Farellon triggered our obligation to pay the minimum royalty to the original vendors of the Farellon Alto 1 - 8 claim which totaled $6,017 and were recorded as part of mineral exploration costs.

In order to expand our Farellon Property, on May 27, 2014, our subsidiary, Minera Polymet Limitada, entered into a Memorandum of Understanding (the “MOU”) with David Mitchell to acquire an option to earn 100% interest in two mining claims contiguous to our Farellon Property. The entry into an option agreement is subject to results of a due diligence process which was verbally extended from its original due date of July 26, 2014 and, as of the date of this Quarterly Report, has not been finalized yet.

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

Contingencies and commitments

We had no contingencies at July 31, 2014.

As of the date of filing this Quarterly Report we have the following long-term contractual obligations and commitments:

•

Farellon royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellon Alto 1 - 8 claim up to a total of $600,000. The royalty payments are due monthly once exploitation begins and are subject to minimum payments of $1,000 per month. As of the dated of this Quarterly Report we paid total of $6,517 in royalty payments to the vendor.

•

Che royalty. We are committed to paying a royalty equal to 1% of the net sales of minerals extracted from the claims to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

•

Mineral property taxes. To keep our mineral claims in good standing we are required to pay mineral property taxes of approximately $34,000 per annum.

Equity financing

To generate working capital, between February 1, 2012 and September 14, 2014 we issued 267,335 shares of our common stock and warrants for the purchase of 267,335 shares of common stock to raise $120,301 under Regulation S promulgated under the Securities Act of 1933. We issued 500,000 shares of our common stock on exercise of warrants for total proceeds of $150,000.

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

Debt financing

Between February 1, 2012 and July 31, 2014, we borrowed a total of $267,596 from related parties.  Of this amount, $56,553 has been repaid.

Challenges and risks

Other than royalty revenue from Minera Farellon, we do not anticipate generating any cash from our operations over the next twelve months. We plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general downturn, worldwide, of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. In addition to our Option Agreement with Geoactiva, we may consider entering into a joint venture partnership with other resource companies to complete a mineral exploration program on other properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

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

Related-party transactions

Table 8 describes the amounts due to related parties that were incurred during the fiscal year ended January 31, 2014, and the six months ended July 31, 2014.

Table 8: Due to related parties

	July 31, 2014	January 31, 2014
Due to Da Costa Management Corp. [a]	$414,979	$350,206
Due to Fladgate Exploration Consulting Corporation [b]	361,479	395,921
Due to Caitlin Jeffs	-	5,666
Due to Minera Farellon Limitada [c]	97,715	94,099
Due to Richard Jeffs	42,028	43,191
Total due to related parties	$916,201	$889,083

a During the six months ended July 31, 2014, we incurred $60,000 in consulting fees with Da Costa Management Corp., a company owned by our CFO and treasurer. During the same period in 2013, we recorded $60,000, in consulting fees to Da Costa Management Corp of which $20,000 were donated to us. In addition to direct consulting fees we also reimbursed Da Costa Management Corp. for certain business related expenses paid on our behalf.

b During the six months ended July 31, 2014, we incurred $4,113 in investor relations expenses with Fladgate Exploration Consulting Corporation, a company controlled by two of our directors (the “Fladgate”). In addition to the investor relations fees we also reimbursed Fladgate for certain business related expenses they paid on our behalf. During the same period in 2013, aside from certain business related expenses Fladgate paid on our behalf, we had no expenses with the company.

c During the six months ended July 31, 2014 and 2013, we recorded $5,935 and $6,817 respectively, in rental fees with Minera Farellon Limitada, a company owned by Richard Jeffs, the father of our president and a holder of more than 5% of our shares of common stock. In addition, during the six months ended July 31, 2014, we received $6,017 in royalty payments from Minera Farellon.

Notes payable to related parties

Table 9 describes the promissory notes payable to related parties including accrued interest as at July 31, 2014 and January 31, 2014.

Table 9: Notes payable to related parties

	July 31, 2014	January 31, 2014
Notes payable to Richard Jeffs [a]	$53,004	$25,378
Notes payable to Caitlin Jeffs [b]	252,637	204,730
Notes payable to Fladgate Exploration Consulting Corporation [b]	131,462	67,781
Notes payable to John da Costa [c]	10, 376	9,974
Total notes payable to related parties	$447,479	$307,863

a The principal amount of the notes payable to Richard Jeffs is $43,000. They are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $10,004 had accrued as at July 31, 2014.

b The principal amounts of the notes payable to Caitlin Jeffs are  $30,550 and  CDN$209,791, they are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $25,452 had accrued as at July 31, 2014. The principal amount of the note payable to Fladgate Exploration Consulting Corporation is CDN$125,883; it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $15,867 had accrued as at July 31, 2014.

c The principal amount of the note payable to John da Costa is $8,500, it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $1,876 had accrued as at July 31, 2014.

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

Recently Adopted Accounting Guidance

We have elected to early adopt the guidance in FASB Topic 915 and no longer provide the disclosure for development stage companies. Accordingly, our financial statements no longer present the figures for the period from inception to the current period. Other recent accounting pronouncements with future effective dates are not expected to have an impact on our financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
10.1	Memorandum (Minutes) of Understanding between Geoactiva Spa and Minera Polymet Limitada (3)
10.2	Extension of Memorandum of Understanding between Geoactiva Spa and Minera Polymet Limitada (4)
10.3	Unilateral Purchase Option Contract for Mining Properties: Minera Polymet Limitada to Geoactiva SpA, dated April 30, 2013 (English translation of text) (5)
10.4	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchell (6)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (7)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (7)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code(7)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014, formatted in XBRL:

(i)    Consolidated Balance Sheets; (7)

(ii)   Consolidated Statements of Operations; (7)

(iii)  Consolidated Statement of Stockholders’ Equity; (7)

(iv)  Consolidated Statements of Cash Flows; (7)

(v)   Notes to the Consolidated Financial Statements. (7)

(1) Incorporated by reference from the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134363.

(2) Incorporated by reference from the registrant’s Quarterly report on Form 10-Q for the period ended October 31, 2010 and filed with the Securities and Exchange Commission on December 13, 2010.

(3) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2013.
(4) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2013.
(5) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013.

(6) Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2014.

(7) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 12, 2014

RED METAL RESOURCES LTD.

By:  /s/ Caitlin Jeffs

Caitlin Jeffs, Chief Executive Officer and President

By:  /s/ Joao (John) da Costa

Joao (John) da Costa, Chief Financial Officer