Form 10-Q
period 2014-10-31
RED METAL RESOURCES, LTD.
filed 2014-12-12
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 12, 2014, the number of shares of the registrant’s common stock outstanding was 32,956,969.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

	October 31, 2014	January 31, 2014
	(unaudited)
ASSETS
Current assets

Cash	$8,073	$3,508
Prepaids and other receivables	2,286	714
Total current assets	10,359	4,222

Equipment	7,087	8,949
Unproved mineral properties	849,960	836,401
Total assets	$867,406	$849,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$346,719	$329,328
Accrued liabilities	168,468	156,358
Due to related parties	932,526	889,083
Notes payable to related parties	489,884	307,863
Total liabilities	1,937,597	1,682,632

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000,
32,956,969 issued and outstanding at October 31, 2014 and January 31, 2014	32,957	32,957
Additional paid in capital	6,710,002	6,563,101
Deficit	(7,892,013)	(7,481,121)
Accumulated other comprehensive income	78,863	52,003
Total stockholders' deficit	(1,070,191)	(833,060)
Total liabilities and stockholders' deficit	$867,406	$849,572

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenue

Royalties	$3,002	$-	$9,019	$-

Operating expenses
Administration	12,457	13,814	38,103	39,556
Advertising and promotion	2,732	3,701	15,499	9,197
Amortization	580	792	1,862	2,543
Automobile	1,003	808	3,448	3,838
Bank charges	1,574	1,235	3,237	3,694
Consulting fees	31,862	30,001	97,379	95,972
Interest on current debt	17,503	12,961	49,028	67,526
IVA expense	69	595	(8)	2,103
Mineral exploration costs	4,501	(298)	14,635	29,833
Office	2,757	3,178	8,386	13,348
Professional fees	4,009	16,238	13,262	53,572
Rent	2,797	3,262	8,732	10,079
Regulatory	1,174	6,652	7,794	14,164
Travel and entertainment	172	195	388	3,580
Salaries, wages and benefits	12,078	13,452	36,864	50,972
Stock based compensation	-	-	146,901	-
Foreign exchange loss (gain)	(441)	275	(177)	(289)
Write-down of unproved mineral properties	-	-	2,265	6,000
	94,827	106,861	447,598	405,688

Other items
Gain on settlement of debt	-	150,000	-	150,000
Gain on mineral property option payment	-	-	27,687	-
Net loss (income)	91,825	(43,139)	410,892	255,688

Unrealized foreign exchange loss (gain)	(35,896)	8,388	(26,860)	(79,723)
Comprehensive loss (income)	$55,929	$(34,751)	$384,032	$175,965

Net loss (income) per share - basic and diluted	$0.00	$(0.00)	$0.01	$0.01

Weighted average number of shares
outstanding - basic and diluted	32,956,969	31,000,447	32,956,969	22,352,573

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total
Balance at January 31, 2013	17,956,969	$17,957	$5,958,101	$(7,085,429)	$(108,906)	$(1,218,277)

Common stock issued for debt	15,000,000	15,000	585,000	-	-	600,000
Donated services	-	-	20,000	-	-	20,000
Net loss for the nine months ended October 31, 2013	-	-	-	(255,688)	-	(255,688)
Unrealized foreign currency exchange gain	-	-	-	-	79,723	79,723

Balance at October 31, 2013	32,956,969	32,957	6,563,101	(7,341,117)	(29,183)	(774,242)

Net loss for the three months ended January 31, 2014	-	-	-	(140,004)	-	(140,004)
Unrealized foreign currency exchange gain	-	-	-	-	81,186	81,186

Balance at January 31, 2014	32,956,969	32,957	6,563,101	(7,481,121)	52,003	(833,060)

Stock options	-	-	146,901	-	-	146,901
Net loss for the nine months ended October 31, 2014	-	-	-	(410,892)	-	(410,892)
Unrealized foreign currency exchange gain	-	-	-	-	26,860	26,860

Balance at October 31, 2014	32,956,969	$32,957	$6,710,002	$(7,892,013)	$78,863	$(1,070,191)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months
	Ended October 31,
	2014	2013
Cash flows used in operating activities:
Net loss	$(410,892)	$(255,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,862	2,543
Donated services	-	20,000
Gain on settlement of debt	-	(150,000)
Gain on mineral property option payment	(27,687)	-
Stock based compensation	146,901	-
Write-down of unproved mineral properties	2,265	6,000

Changes in operating assets and liabilities:
Prepaids and other receivables	(1,577)	(1,020)
Accounts payable	17,994	43,817
Accrued liabilities	12,110	25,185
Due to related parties	110,562	231,241
Notes payable to related parties	23,586	19,285

Net cash used in operating activities	(124,876)	(58,637)

Cash flows provided by (used in) investing activities:
Option payments received on mineral properties	50,000	75,000
Acquisition of unproved mineral properties	(38,137)	(77,498)

Net cash provided by (used in) investing activities	11,863	(2,498)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	101,002	51,308

Net cash provided by financing activities	101,002	51,308

Effects of foreign currency exchange	16,576	45,365

Increase in cash	4,565	35,538

Cash, beginning	3,508	3,151

Cash, ending	$8,073	$38,689

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015.

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

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31, 2014	January 31, 2014

Due to a company owned by an officer (a)	$438,121	$350,206
Due to a company controlled by directors (b)	353,399	395,921
Due to a director (a)	-	5,666
Due to a company controlled by a major shareholder (a)	99,498	94,099
Due to a major shareholder (a)	41,508	43,191
Total due to related parties	$932,526	$889,083

Note payable to the Chief Executive Officer (“CEO”) (c)	$254,498	$204,730
Note payable to the Chief Financial Officer (“CFO”) (c)	10,587	9,974
Note payable to a major shareholder (c)	95,238	25,378
Note payable to a company controlled by directors (c)	129,561	67,781
Total notes payable to related parties	$489,884	$307,863

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the nine months ended October 31, 2014, the Company accrued $23,586 (2013 - $19,285) in interest expense on the notes payable to related parties. During the same time, the Company accrued $12,915 (2013 - $40,907) on trade accounts payable with related parties.

Transactions with Related Parties

During the nine months ended October 31, 2014 and 2013, the Company incurred the following expenses with related parties:

	October 31, 2014	October 31, 2013
Consulting fees paid or accrued to a company owned by the CFO	$90,000	$70,000
Consulting fees donated by a company owned by the CFO	$-	$20,000
Advertising and promotion fees paid or accrued to a company controlled by two directors	$4,113	$-
Mineral exploration fees paid or accrued to a company controlled by two directors	$-	$22,997
Rent fees paid or accrued to a company controlled by a major shareholder	$8,732	$10,079
Royalty revenue earned from a company controlled by a major shareholder	$9,019	$-

NOTE 3 - UNPROVED MINERAL PROPERTIES

Mineral Claims	January 31, 2014	Additions / Payments	Property Taxes Paid / Accrued	Write- down	October 31, 2014
Farellon Project
Farellon Alto 1-8(1)	$584,414	$-	$3,736	$(2,265)	$585,885
Cecil	49,975	-	1,730	-	51,705
	634,389	-	5,466	(2,265)	637,590

Perth Project(2)	22,313	(22,313)	-	-	-

Mateo Project
Margarita	19,575	-	424	-	19,999
Che (3)	26,371	-	623	-	26,994
Irene	48,652	-	455	-	49,107
Mateo	85,101	3,651	27,518	-	116,270
	179,699	3,651	29,020	-	212,370
Total Costs	$836,401	$(18,662)	$34,486	$(2,265)	$849,960

(1) The Farellon Alto 1-8 claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000. The royalty payments are due monthly while the claim is being exploited, and are subject to minimum payments of $1,000 per month. The Company commenced exploitation of the claim on January 15, 2014 and as of October 31, 2014 paid $9,519 in royalty payments to the vendor.  See Farellon Project discussion below.

(2) See Perth Project discussion below.

(3) The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000. The royalty payments are due monthly once exploitation begins and are not subject to minimum payments. The Company has no obligation to pay the royalty if it does not commence exploitation.

Perth Project

On April 30, 2013, the Company granted Geoactiva SpA (“Geoactiva”) an option to purchase 100% of the Perth Property through the execution of a mining option purchase agreement (the “Option Agreement”).

To maintain the option and acquire the properties, Geoactiva agreed to the following:

Date	Option Payments		Exploration Expenditures
April 30, 2013 (paid)	$37,500		$-
October 30, 2013 (paid)	37,500		-
April 30, 2014 (paid and incurred)	50,000	*	500,000
October 30, 2014	50,000		-
April 30, 2015	100,000		1,000,000
October 30, 2015	100,000		-
April 30, 2016	125,000		1,000,000
October 30, 2016	250,000		-
April 30, 2017	250,000		1,000,000
Total	$1,000,000		$3,500,000

* The amount has been credited against the carrying value of the Perth property. The excess of $27,687 over the carrying value of the Perth property has been recorded as a gain on mineral property option payment in the consolidated statements of operations.

Upon exercise of the Option Agreement and once the commercial production begins, Geoactiva agreed to pay the Company a Net Smelter Royalty (“NSR”) of 1.5% from the sale of gold, copper, and cobalt extracted from the Perth property. At any time after the exercise of the Option Agreement and Geoactiva’s fulfilment of the investment commitment of $3,500,000 in exploration expenditures, Geoactiva was able to  purchase 100% of the NSR as follows:

Gold: paying $5 per inferred ounce of gold, according to the definition of Inferred Mineral Resource in the CIM Definition Standards on Mineral Resources and Mineral Reserves.

Copper: $0.005 per inferred ounce of copper, according to the definition of Inferred Mineral Resource in the CIM Definition Standards on Mineral Resources and Mineral Reserves.

Cobalt: If Geoactiva acquired the NSR with respect to gold, copper, or both, the NSR relating to cobalt would have been terminated.

In August 2014 Geoactiva notified the Company of its intention to cancel the Perth Option Agreement. As of the date of this report, the Company is awaiting to receive the legalized documentation on the cancellation of the Option Agreement.

Farellon Project

On May 27, 2014, the subsidiary of the Company entered into a Memorandum of Understanding (the “MOU”) with an unrelated party to acquire an option to earn 100% interest in two mining claims contiguous to the Farellon Property. The entry into an option agreement was subject to results of a due diligence process, which was verbally extended from its original due date of July 26, 2014 and, as of October 31, 2014, has not been finalized yet.

In order to acquire 100% interest in the mining claims the Company will be required to make annual payments totalling $300,000 in a combination of shares and cash over four years. The claims will be subject to a 1.5% NSR which can be bought out by making a one-time payment totalling $1,500,000 any time after acquiring 100% of the property.

NOTE 4 - COMMON STOCK

During the nine months ended October 31, 2014, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

Number of Warrants
Balance, January 31, 2014	7,187,001
Expired	6,919,666
Balance, October 31, 2014	267,335

The weighted average life and weighted average exercise price of the warrants at October 31, 2014 is 0.49 years and $0.10, respectively.

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

Number of Options
Balance, January 31, 2014	-
Granted	1,200,000
Balance, October 31, 2014	1,200,000

The weighted average life and weighted average exercise price of the options at October 31, 2014 is 1.33 years and $0.15, respectively.

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

Overview

Red Metal Resources Ltd. (“Red Metal”, or the “Company”) is a mineral exploration company engaged in locating, and eventually developing, mineral resources in Chile. Our business strategy is to identify, acquire and explore prospective mineral claims with a view to either developing them ourselves or, more likely, finding a joint venture partner with the mining experience and financial means to undertake the development. All of our claims are in the Candelaria IOCG belt in the Chilean Coastal Cordillera.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, our subsidiary, Minera Polymet Limitada, has two employees in Chile and engages part time assistants during our exploration programs. Most of our support - such as vehicles, office and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on two of our mineral claims - Farellon Alto 1-8 and Che. These royalties are payable once exploitation begins. We are also required to pay property taxes that are due annually on all the claims that are included in our properties.

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

Recent corporate events

The following corporate developments occurred during the third quarter ended October 31, 2014, and up to the date of the filing of this report:

Memorandum of Understanding

On May 27, 2014, Polymet entered into a Memorandum of Understanding (the “MOU”) with David Mitchell to acquire an option to earn 100% interest in two mining claims contiguous to the Farellon Property. The entry into an option agreement was subject to results of a due diligence process, which was verbally extended from its original due date of July 26, 2014 and, as of the date of this Quarterly Report, has not been finalized yet.

In order to acquire 100% interest in the mining claims we will be required to pay Mr. Mitchell $300,000 in a combination of shares of our common stock and cash over a four year period. The claims will be subject to a 1.5% royalty on net smelter returns which can be bought out by making a one-time payment totalling $1,500,000 any time after acquiring 100% interest in the claims.

Option with Geoactiva SpA

In August of 2014 Geoactiva SpA (“Geoactiva”), with whom we have entered into an option agreement to purchase 100% of the Perth Property (the “Option Agreement”), notified us of its intention to cancel the Option Agreement. As of the date of this report, we are awaiting to receive legalized documentation on the cancellation as required by Chilean law and land tenure policies.

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at the nine months ended October 31, 2014, to the year ended January 31, 2014.

Table 1: Comparison of financial condition

	October 31, 2014	January 31, 2014
Working capital deficit	$(1,927,238)	$(1,678,410)
Current assets	$10,359	$4,222
Unproved mineral properties	$849,960	$836,401
Total liabilities	$1,937,597	$1,682,632
Common stock and additional paid in capital	$6,742,959	$6,596,058
Deficit	$(7,892,013)	$(7,481,121)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 2 and Table 3 present selected financial information for each of the past eight quarters.

Table 2: Summary of quarterly results (January 31, 2014 - October 31, 2014)

	January 31, 2014	April 30, 2014	July 31, 2014	October 31, 2014
Revenue	$ 500	$ 3,002	$3,015	$3,002
Net income/(loss)	$(140,004)	$(215,264)	$(103,803)	$(91,825)
Basic and diluted income/(loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Table 3: Summary of quarterly results (January 31, 2013 - October 31, 2013)

	January 31, 2013	April 30, 2013	July 31, 2013	October 31, 2013
Revenue	$ -	$ -	$ -	$ -
Net income /(loss)	$(155,453)	$(147,484)	$(151,343)	43,139
Basic and diluted income/(loss) per share	$(0.01)	$(0.01)	$(0.01)	$0.00

During the quarters ended January 31, 2013 and April 30, 2013 we maintained our exploration and operating activities at moderate levels. The net loss during the quarter ended April 30, 2013 included write down of our unproved mineral claims totaling $6,000. During the quarter ended July 31, 2013, we filed an amendment to our registration statement that was originally filed in May 2011, which resulted in an increase to our legal fees. During the same quarter we continued to maintain all other day-to-day operations at a minimum level, resulting in a net loss comparable to the net losses recorded for the quarters ended January 31, 2013 and April 30, 2013. During the quarter ended October 31, 2013, we reached an agreement with certain debt holders to pay $750,000 in debt owed to them with 15,000,000 shares of our common stock at $0.05 per share. The conversion was recorded at $0.04 per share, the market price of our common stock on the date of the transaction, which resulted in gain on settlement of debt of $150,000; this gain was partially offset by legal and regulatory fees associated with the registration statement on Form S-1 that we filed with Securities and Exchange Commission in order to register these shares. During the past four quarters we kept our exploration and operating activities at low levels. The higher net loss during the quarter ended April 30, 2014, resulted from $146,901 in stock based compensation we recorded on issuance of options to purchase up to 1,200,000 shares of our common stock to our executives, consultants and employees. This increase was partially offset by the gain we recorded on the option payment we received from Geoactiva pursuant to our Option Agreement with the company. In August 2014 Geoactiva decided to cancel the Option Agreement, which ended any future revenue streams from this source.

Selected Financial Results

THREE AND NINE MONTHS ENDED OCTOBER 31, 2014 AND 2013

Our operating results for the three and nine months ended October 31, 2014 and 2013, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Summary of operating results

	Three months ended October 31,		Changes between the periods ended October 31, 2014	Nine months ended October 31,		Changes between the periods ended October 31, 2014
	2014	2013	and 2013	2014	2013	and 2013
Revenue	$ 3,002	$ -	$ 3,002	$ 9,019	$ -	$ 9,019
Operating expenses	(94,827)	(106,861)	(12,034)	(447,598)	(405,688)	41,910
Other items:
Gain on settlement of debt	-	150,000	(150,000)	-	150,000	(150,000)
Gain on mineral property option payment	-	-	-	27,687	-	27,687
Net income (loss)	(91,825)	43,139	(134,964)	(410,892)	(255,688)	(155,204)
Unrealized foreign exchange gain / (loss)	35,896	(8,388)	44,284	26,860	79,723	(52,863)
Comprehensive gain / (loss)	$ (55,929)	$ 34,751	$ (90,680)	$(384,032)	$(175,965)	$ (208,067)

Revenue. Our revenue for the three and nine months ended October 31, 2014, was $3,002 and $9,019, respectively; this revenue was generated from the royalty payments we received from Minera Farellon. We did not have any revenue during the three and nine months ended October 31, 2013. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue within the next year.

Table 5: Detailed changes in operating expenses

	Three months ended October 31,		Changes between the periods ended October 31, 2014	Nine months ended October 31,		Changes between the periods ended October 31, 2014
	2014	2013	and 2013	2014	2013	and 2013
Operating expenses
Administration	12,457	13,814	(1,357)	38,103	39,556	(1,453)
Advertising and promotion	2,732	3,701	(969)	15,499	9,197	6,302
Amortization	580	792	(212)	1,862	2,543	(681)
Automobile	1,003	808	195	3,448	3,838	(390)
Bank charges	1,574	1,235	339	3,237	3,694	(457)
Consulting fees	31,862	30,001	1,861	97,379	95,972	1,407
Interest on current debt	17,503	12,961	4,542	49,028	67,526	(18,498)
IVA expense	69	595	(526)	(8)	2,103	(2,111)
Mineral exploration costs	4,501	(298)	4,799	14,635	29,833	(15,198)
Office	2,757	3,178	(421)	8,386	13,348	(4,962)
Professional fees	4,009	16,238	(12,229)	13,262	53,572	(40,310)
Rent	2,797	3,262	(465)	8,732	10,079	(1,347)
Regulatory	1,174	6,652	(5,478)	7,794	14,164	(6,370)
Travel and entertainment	172	195	(23)	388	3,580	(3,192)
Salaries and wages	12,078	13,452	(1,374)	36,864	50,972	(14,108)
Stock based compensation	-	-	-	146,901	-	146,901
Foreign exchange loss (gain)	(441)	275	(716)	(177)	(289)	112
Write-down of unproved mineral properties	-	-	-	2,265	6,000	(3,735)
Total operating expenses	$ 94,827	$ 106,861	$ (12,034)	$ 447,598	$ 405,688	$ 41,910

Operating expenses. Our operating expense decreased by $12,034 or 11%, from $106,861 for the three months ended October 31, 2013, to $94,827 for the three months ended October 31, 2014.

Our operating expenses increased by $41,910 or 10%, from $405,688 for the nine months ended October 31, 2013, to $447,598 for the nine months ended October 31, 2014.

The following are our most significant year-to-date changes:

•

During the nine months ended October 31, 2014 we granted options to purchase 1,200,000 shares of our common stock to certain officers, directors, consultants and employees, which resulted in stock-based compensation expense of $146,901. We did not have similar transactions during the nine months ended October 31, 2013.

•

Our advertising and promotion expenses increased by $6,302 or 69% from $9,197 we incurred during the nine months ended October 31, 2013 to $15,499 incurred during the nine months ended October 31, 2014. The increase was associated with our efforts to bring awareness of our company to the general public.

•

As a result of the restructuring of our debt with certain debt holders during the year ended January 31, 2014, our interest on current debt decreased by $18,498, or 27%, from $67,526 we incurred during the nine months ended October 31, 2013, to $49,028 incurred during the nine months ended October 31, 2014.

•

During the nine months ended October 31, 2014, we have kept our exploration activities at a low level, decreasing our exploration expenses by $15,198 compared to the nine months ended October 31, 2013. At the same time Minera Farellon was carrying out the small scale mining operations on our Farellon Alto 1-8 claim, which started our obligation to pay royalty fees to the original vendor of the claim. The royalties paid to the vendor amounted to $9,019 and were recorded as part of mineral exploration costs.

•

Due to the decrease in our operating activities and our continued efforts to control the overhead costs, our professional and regulatory fees incurred during the nine months ended October 31, 2014 decreased by $40,310 and $6,370 compared to the nine months ended October 31, 2013.

•

Our salaries and wages as well as travel and entertainment expenses decreased by $14,108 and $3,192, respectively. These changes were associated with a decrease in our operating activities and our continued efforts to control the overhead costs.

Other items. During the nine months ended October 31, 2014, we recorded a gain on mineral property option payments in the amount of $27,687 when we received a third option payment from Geoactiva. The gain represents the excess over the carrying value of the Perth property at the date of the payment.

During the quarter ended October 31, 2013, we reached an agreement with certain debt holders to pay $750,000 in debt owed to them with 15,000,000 shares of our common stock at $0.05 per share. The conversion was recorded at $0.04 per share, the market price of our common stock on the date of the transaction, which resulted in a gain on settlement of debt of $150,000.

Comprehensive loss. Our comprehensive loss for the three months ended October 31, 2014, was $55,929 as compared to comprehensive gain of $34,751 we recorded for the three months ended October 31, 2013. The $90,680 decrease in comprehensive loss was mainly associated with the gain on settlement of debt of $150,000 that we recorded during the three months period ended October 31, 2013 and increased interest on current debt recognized during the three months ended October 31, 2014. The overall decrease in comprehensive loss was partially offset by $35,896 gain in unrealized foreign exchange translation of the transactions denominated in other than our functional currency.

Our comprehensive loss for the nine months ended October 31, 2014 was $384,032 as compared to comprehensive loss of $175,965 that we recorded for the nine months ended October 31, 2013. Lower comprehensive loss during the nine months ended October 31, 2013 was mainly associated with the gain on settlement of debt of $150,000 we recorded for that period and $52,863 decrease in gain in unrealized foreign exchange translation of the transactions denominated in other than our functional currency.

Liquidity

GOING CONCERN

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At October 31, 2014, we had a working capital deficit of $1,927,238 and accumulated losses of $7,892,013 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties, geological services and option payments.

Sources and uses of cash

NINE MONTHS ENDED OCTOBER 31, 2014 AND 2013

Table 6 summarizes our sources and uses of cash for the nine months ended October, 2014 and 2013.

Table 6:  Summary of sources and uses of cash

	October 31,
	2014	2013
Net cash provided by financing activities	$ 101,002	$ 51,308
Net cash used in operating activities	(124,876)	(58,637)
Net cash provided by / (used in) investing activities	11,863	(2,498)
Effects of foreign currency exchange	16,576	45,365
Net increase in cash	$ 4,565	$ 35,538

Net cash provided by financing activities. During the nine months ended October 31, 2014, we borrowed $53,500 and CAD$15,000 ($13,622) from a significant shareholder and $1,550 and CAD$35,350 ($32,330) from our CEO.

During the nine months ended October 31, 2013, we borrowed $7,000 and CAD$45,000 ($44,308) from our CEO.

Net cash used in operating activities. During the nine months ended October 31, 2014, we used net cash of $124,876 in operating activities. We used $410,892 to cover operating costs and increase our prepaid expenses by $1,577. These uses of cash were offset by increases in our accounts payable of $17,994. Our accrued liabilities increased by $12,110; this increase was associated with property taxes that became payable on our mineral claims. We also increased our accounts payable to related parties by $110,562 and recorded $23,586 in accrued interest on notes payable to related parties.

During the nine months ended October 31, 2013, we used net cash of $58,637 in operating activities. We used $255,688 to cover operating costs and increase our prepaid expenses by $1,020. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $43,817 and $25,185, respectively. We also increased our accounts payable to related parties by $231,241 and recorded $19,285 in accrued interest on notes payable to related parties.

Certain non-cash changes in operating assets and liabilities. During the nine months ended October 31, 2014, we recorded $146,901 as stock based compensation on the grant of options to purchase up to 1,200,000 shares of our common stock to certain officers, directors, consultants and employees.

During the nine months ended October 31, 2013, we settled $750,000 in debt by issuing 15,000,000 shares of our common stock at $0.05 per share. The transaction resulted in a gain of $150,000 on settlement of debt.

Net cash used in investing activities. During the nine months ended October 31, 2014, we spent $38,137 acquiring mineral claims. During the same period we received $50,000 from Geoactiva pursuant to the Property Option Agreement, of which $27,687 represented gain on mineral property options in excess over the carrying value of the Perth property.

During the nine months ended October 31, 2013, we spent $77,498 acquiring mineral claims and paying property taxes associated with our mineral claims. During the same period we received $75,000 from Geoactiva pursuant to our Property Option Agreement.

Unproved mineral properties

We have three active properties which we have assembled since the beginning of 2007 - the Farellon, Perth, and Mateo. These properties are grouped into two geographical areas - Carrizal Alto area properties and Vallenar area properties - and are set out in Table 7 below. All properties are accessible by road from Vallenar as illustrated in Figure 1.

Table 7: Active properties

Property	Percentage and type of claim	Hectares
		Gross area	Net area [a]
Carrizal Alto area
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Cecil 1 - 49 claim	100%, mensura	230
Teresita claim	100%, mensura	1
Azucar 6 - 25 claim	100%, mensura	88
Stamford 61 - 101 claim	100%, mensura	165
Kahuna 1 - 40 claim	100%, mensura	200
		750	750
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 46 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot claim	100%, mensura in process	300
		2,404
Overlapped claims [a]		(121)	2,283
Vallenar area
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100% ,mensura	60
Mateo 1, 2, 3, 9,10,12, 13, 14 claims	100%, mensura in process	1,371
Mateo 4 and 5 claims	100%, manifestacion	600
		2,163
Overlapped claims [a]		(469)	1,694

			4,727

a Certain mensura in process claims overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

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

As part of the Option Agreement Geoactiva was required to complete exploration work on the Perth property for the minimum of $500,000 by April 30, 2014. During the quarter ended July 31, 2014 we received results of the Geoactiva’s exploration program, which was conducted on our Perth property and one additional third party claim. The exploration program consisted of 30 drillholes totaling 3,956 meters, of which 4 drillholes were drilled primarily on Perth property.

A total of 35 surface reconnaissance samples and 728 surface chip samples were taken from the Perth property. Significant results of the surface reconnaissance samples are detailed in the table below:

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

In August 2014 Geoactiva notified us of its intention to cancel the Perth Option Agreement.  As of the date of this report, we are awaiting to receive legalized documentation on the cancellation of the Option Agreement as required by Chilean law and land tenure policies.

Farellon Property.

On May 23, 2013, we entered into a rental agreement with Minera Farellon Limitada (“Minera Farellon”), to allow Minera Farellon to conduct certain exploration and mining activities on the Farellon Alto 1 - 8 claim (the “Farellon Claim”) in exchange for a 10% royalty on gross smelter returns.

In January 2014 Minera Farellon Limitada commenced small scale mining activities on the Farellon Claim, which, as of the date of this Quarterly Report, have reached approximately 25 meters vertical depth and have completed approximately 225 meters of development. The main drilling target is an area intersected in the 2011 and 2013 drilling campaigns including intercepts in drill holes FAR-11-001 of 3.95% Cu and 0.53 g/t Au over 8 meters, FAR-13-002 of 2.15% Cu and 0.28 g/t Au over 7 meters and FAR-13-001 of 0.70% Cu and 0.20 g/t Au over six meters including 1.25% Cu and 0.34 g/t Au over two meters. The target area is at 35 meters vertical depth from surface. During mining development the vein zone has been intersected several times and ore material has been removed and sold to ENAMI, a Chilean national mining company with regional ore processing plants.

During the nine months ended October 31, 2014, we received $9,019 in royalty revenue from gross smelter returns. At the same time, the mining activities conducted by Minera Farellon triggered our obligation to pay the minimum royalty fees to the original vendors of the Farellon Claim which totaled $9,019 and were recorded as part of mineral exploration costs.

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

In order to acquire 100% interest in these two mining claims we will be required to pay Mr. Mitchell $300,000 in a combination of shares of our common stock and cash over a four year period. The claims will be subject to a 1.5% royalty on net smelter returns which we will be able to buy out by making a one-time payment totaling $1,500,000 any time after acquiring 100% of the claims.

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

Contingencies and commitments

We had no contingencies at October 31, 2014.

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

•

Mineral property taxes. To keep our mineral claims in good standing we are required to pay mineral property taxes of approximately $38,500 per annum.

Equity financing

To generate working capital, between February 1, 2012 and December 12, 2014 we issued 267,335 shares of our common stock and warrants for the purchase of 267,335 shares of our common stock to raise $120,301 under Regulation S promulgated under the Securities Act of 1933. During the same period we issued 500,000 shares of our common stock on exercise of warrants for total proceeds of $150,000.

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

Debt financing

Between February 1, 2012 and October 31, 2014, we borrowed a total of $313,979 from related parties.  Of this amount, $56,553 has been repaid.

Challenges and risks

Other than royalty revenue from Minera Farellon, we do not anticipate generating any cash from our operations over the next twelve months. We plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general downturn, worldwide, of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. We may consider entering into a joint venture partnership with other resource companies to complete a mineral exploration programs on our properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of interest in our mineral claims to our joint venture partner in exchange for the funding.

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

Foreign exchange

We are subject to foreign exchange risk associated with transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  We do not believe that we have any material risk due to foreign currency exchange.

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

Related-party transactions

Table 8 describes the amounts due to related parties that were incurred during the fiscal year ended January 31, 2014, and the nine months ended October 31, 2014.

Table 8: Due to related parties
	October 31, 2014	January 31, 2014
Due to Da Costa Management Corp. [a]	$438,121	$350,206
Due to Fladgate Exploration Consulting Corporation [b]	353,399	395,921
Due to Caitlin Jeffs	-	5,666
Due to Minera Farellon Limitada [c]	99,498	94,099
Due to Richard Jeffs	41,508	43,191
Total due to related parties	$932,526	$889,083

a During the nine months ended October 31, 2014, we incurred $90,000 in consulting fees with Da Costa Management Corp., a company owned by our CFO and treasurer. During the same period in 2013, we recorded $90,000, in consulting fees to Da Costa Management Corp. of which $20,000 were donated to us. In addition to direct consulting fees we also reimbursed Da Costa Management Corp. for certain business related expenses paid on our behalf.

b During the nine months ended October 31, 2014, we incurred $4,113 in advertising and promotion fees with Fladgate Exploration Consulting Corporation, a company controlled by two of our directors (the “Fladgate”). During the same period in 2013, we incurred $22,997 in mineral exploration expenses with Fladgate. In addition to the investor relations fees we also reimbursed Fladgate for certain business related expenses they paid on our behalf.

c During the nine months ended October 31, 2014 and 2013, we recorded $8,732 and $10,079 respectively, in rental fees with Minera Farellon Limitada, a company owned by Richard Jeffs, the father of our president and a holder of more than 5% of our shares of common stock. In addition, during the nine months ended October 31, 2014, we received $9,019 in royalty payments from Minera Farellon.

Notes payable to related parties

Table 9 describes the promissory notes payable to related parties including accrued interest as at October 31, 2014 and January 31, 2014.

Table 9: Notes payable to related parties

	October 31, 2014	January 31, 2014
Notes payable to Richard Jeffs [a]	$95,238	$25,378
Notes payable to Caitlin Jeffs [b]	254,498	204,730
Notes payable to Fladgate Exploration Consulting Corporation [b]	129,561	67,781
Note payable to John da Costa [c]	10,587	9,974
Total notes payable to related parties	$489,884	$307,863

a The principal amounts of the notes payable to Richard Jeffs are $70,500 and CAD$15,000. They are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $11,454 had accrued as at October 31, 2014.

b The principal amounts of the notes payable to Caitlin Jeffs are $30,550 and  CAD$214,650, they are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $33,571 had accrued as at October 31, 2014. The principal amount of the notes payable to Fladgate Exploration Consulting Corporation is CAD$125,883; they are payable on demand, unsecured and bear interest at 8% per annum compounded monthly. Interest of $17,914 had accrued as at October 31, 2014.

c The principal amount of the note payable to John da Costa is $8,500, it is payable on demand, unsecured and bears interest at 8% per annum compounded monthly. Interest of $2,087 had accrued as at October 31, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following table sets forth the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
10.1	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchell (3)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, formatted in XBRL:

(i)    Consolidated Balance Sheets;

(ii)   Consolidated Statements of Operations;

(iii)  Consolidated Statement of Stockholders’ Deficit;

(iv)  Consolidated Statements of Cash Flows; and

(v)   Notes to the Interim Consolidated Financial Statements.

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

December 12, 2014

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer