Form 10-K
period 2015-01-31
RED METAL RESOURCES, LTD.
filed 2015-05-01
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________

FORM 10-K

_________

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of July 31, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of the common equity was $901,919.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2015 was 33,456,969.

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

Orebody	A term used to denote the mineralization contained within an economic mineral deposit.

Term	Definition
Ag	Silver
Outcrop	An exposure of rock or mineral deposit that can be seen on the surface, that is, not covered by soil or water.
Oxidation	A chemical reaction caused by exposure to oxygen that results in a change in the chemical composition of a mineral.
Oz	Ounce. A measure of weight in gold and other precious metals, correctly troy ounces, which weigh 31.1 grams as distinct from an imperial ounce which weigh 28.4 grams.
RC drilling	Reverse Circulation drilling, is one of the drilling methods, where drill cuttings are returned to surface inside the rods.
Shaft	A vertical passageway to an underground mine for moving personnel, equipment, supplies and material including ore and waste rock.
Strike	The direction, or bearing from true north, of a vein or rock formation measure on a horizontal surface.
Stringer	A narrow vein or irregular filament of a mineral or minerals traversing a rock mass.
Sulphides	A group of minerals which contains sulfur and other metallic elements such as copper and zinc. Gold is usually associated with sulphide enrichment in mineral deposits.
Tailings	Material rejected from a mill after most of the recoverable valuable minerals have been extracted.
Vein	A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.
Zone	An area of distinct mineralization.

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

ITEM 1: BUSINESS

General

Red Metal Resources Ltd. was incorporated in Nevada on January 10, 2005, as Red Lake Exploration, Inc.  We changed our name to Red Metal Resources Ltd. on August 27, 2008.

On August 21, 2007, we formed Minera Polymet Limitada (“Polymet”), a limited liability company, under the laws of the Republic of Chile.  We own 99% of Polymet, which holds our Chilean mineral property interests.  Under Chilean law, a resident of Chile must be a shareholder in a limited liability company (“Limitada”).  To meet this requirement, 1% of Polymet is owned by a Chilean resident, an experienced manager who has organized an office and other resources for us to use and is Polymet’s legal representative in Chile. Polymet’s office is located in Vallenar, III Region of Atacama, Chile.  When we refer to “Red Metal”, the “Company”, “we”, “us” or “our” in this report, we mean Red Metal Resources Ltd. together with Minera Polymet Limitada.

Our resident agent’s office is at 711 S. Carson Street, Suite 4, Carson City, Nevada, 89701.  Our business office is at 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2.  Our telephone number is (807) 345-7384; our email address is admin@redmetalresources.com; and our web address is www.redmetalresources.com.  Information on our web site is not a part of this Annual Report.

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

Recent corporate developments

Option to acquire Quina Claim

On May 27, 2014, Polymet entered into a Memorandum of Understanding (the “MOU”) with David Mitchell to acquire an option to earn 100% interest in two mining claims contiguous to the Farellon Property. On December 15, 2014, the MOU was superseded by an option agreement to earn 100% interest in one of the mining claims included in the MOU, Quina 1-56 (the “Quina claim”).  For further information about this transaction, see the discussion titled “Option to acquire Quina Claim” included in the “Unproved Mineral Properties” section of this Annual Report. We have a verbal extension of the MOU on the remaining claim and expect to finalize the option agreement in May 2015.

Option with Geoactiva SpA

On April 30, 2013, Polymet granted Geoactiva SpA, a Chilean mining company (“Geoactiva”), an option to purchase 100% of our Perth property.  To maintain the option and acquire the property, Geoactiva agreed to pay Minera Polymet $1,000,000 and incur $3,500,000 in exploration expenses over 48 months. In August 2014 Geoactiva notified us of the cancellation of the Option Agreement. For further information about this transaction, see the discussion titled “Option with Geoactiva SpA” included in the “Unproved Mineral Properties” section of this Annual Report.

Grant of options

On February 28, 2014, we granted 1,200,000 options to purchase our common stock under the Red Metal Resources Ltd. 2011 Equity Incentive Plan. The options were granted to certain officers, directors, and consultants; our Chief Executive Officer, Chief Financial Officer, and Vice President of Exploration were each granted options to purchase up to 300,000 shares of our common stock. The options are exercisable at $0.15 for a term of two years and vested upon grant.

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

Manifestacion, or mensura in process, is the process by which a pedimento is converted to a permanent mining claim. At any stage during its two-year life, the holder of a pedimento can submit a manifestacion application, which is valid for 220 days. To begin the manifestacion process, the owner must request a survey (mensura) within 220 days. After the survey request is accepted, the owner has approximately 12 months to have the claim surveyed by a government-licensed surveyor, inspected and approved by the national mining service, and affirmed as a mensura (equivalent to a patented claim) by a judge. Thereafter, an abstract describing the claim is published in Chile’s official mining bulletin (published weekly) and 30 days later the claim is inscribed in the appropriate mining registry.

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

Strategic relationships

We have a close working relationship with Minera Farellon Limitada (“Minera Farellon”), a Chilean company owned equally by Kevin Mitchell, Polymet’s 1% shareholder and our legal representative in Chile, and Richard Jeffs, who holds more than 5% of our shares of common stock (see Table 23).  Minera Farellon investigates potential claims and often ties them up, by staking new claims, optioning or buying others’ claims, all at its own cost.  This gives us an opportunity to review the claims prior to making a decision whether they are of interest to us.  If we are interested, then we either proceed to acquire an interest in the property directly from the owner, or, if Minera Farellon has already obtained an interest, we take an option to acquire its interest. Minera Farellon, which is located in the city of Vallenar, also provides some of our logistical support in Vallenar, which enables us to limit our operating expenses to those needed from time to time.

Unproved mineral properties

Due to a lack of operating capital, during the fiscal year ended January 31, 2015, we conducted no material exploratory operations on any of our properties.  Until we are able to raise operating capital, which we cannot assure that we can do, we will not be able to initiate new exploration efforts or continue the exploration efforts we have begun.  In the past we entered into several various agreements, being the joint ventures or the option agreements to acquire an interest in our claims. These agreements give us confidence there are opportunities to raise funds by selling some of our properties or by entering into joint venture agreements to continue developing some of our properties.

As of the date of this Annual Report on Form 10-K we have three active properties which we have assembled since the beginning of 2007 - the Farellon, Perth, and Mateo. These properties are grouped into two geographical areas - Carrizal Alto area properties and Vallenar area properties.

Active properties

Table 2: Active properties

		Hectares
Property	Percentage, type of claim	Gross area	Net area [a]
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Cecil 1 - 49 claim	100%, mensura	230
Quina 1 - 56 claim	100%, mensura	252
Teresita claim	100%, mensura	1
Azucar 6 - 25 claim	100%, mensura	88
Stamford 61 - 101 claim	100%, mensura	165
Kahuna 1 - 40 claim	100%, mensura	200
		1,002	1,002
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 45 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot 1 al 58 claim	100%, mensura in process	262
		2,366
Overlapped claims [a]		(121)	2,245
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 4 and 5 claims	100%, mensura	600
Mateo 1, 2, 3, 10, 12, 13 claims	100%, mensura in process	861
		1,653
Overlapped claims [a]		(469)	1,184

			4,431

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

Table 3: Farellon property

Type
Claim	Mensura (ha)
Farellon Alto 1 - 8	66
Cecil 1 - 49	230
Quina 1 - 56	252
Teresita	1
Azucar 6 - 25	88
Stamford 61 - 101	165
Kahuna 1 - 40	200
1,002

Figure 2: Farellon Property

FARELLON ALTO 1 - 8 CLAIM

The Farellon Alto 1 - 8 (the “Farellon Claim”) is the first mineral claim that we acquired in Chile. It covers 66 hectares and is centered about 309,150 east and 6,888,800 south UTM PSAD56 Zone 19 in Province of Huasco, Commune of Huasco, III Region of Atacama, Chile.

We acquired the claim on April 25, 2008, for $550,000 and owe a royalty equal to 1.5% of the net proceeds that we receive from the processor to a maximum of $600,000 with a monthly minimum of $1,000 when we start exploiting the minerals extracted from the claim.  We can pay any unpaid balance of the royalty at any time.

On May 23, 2013, we entered into a rental agreement with Minera Farellon Limitada (“Minera Farellon”), to allow Minera Farellon to conduct certain exploration and mining activities on the Farellon Claim in exchange for a 10% royalty on gross smelter returns. This agreement was amended on June 5, 2014, when Polymet gave the permission to conduct certain exploration and mining activities on Farellon Alto 1 - 6 claims directly to Kevin Mitchell, leaving Minera Farellon the right to work on Farellon Alto 7 - 8 claims.

Minera Farellon started small scale mining activities on the Farellon Claim in January 2014. The work done on the Farellon Claim by Minera Farellon resulted in $9,865 royalty payments from gross smelter returns during the year ended January 31, 2015. During the same period we received $4,389 in royalty payments from Kevin Mitchell. At the same time, the mining activities triggered our obligation to pay the minimum royalty to the original vendors; during the year ended January 31, 2015, we have paid $14,255 in minimum royalties payable under our option agreement.

CECIL 1 - 49 CLAIM

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

The Cecil 1 - 49 (the “Cecil Claim”) covers 230 hectares and is centered at 310,250 east and 6,891,500 south UTM PSAD56 Zone 19 and lies approximately 1.7 kilometers north of the Farellon Claim border. The Cecil Claim covers a 700 metre strike length of a mineralized vein interpreted to be part of the same mineralizing system as the Farellon Alto 1 - 8 vein (the “Farellon Vein”). An investigation completed during the Farellon Claim acquisition uncovered a broad regional reconnaissance sampling program completed in 1996 showing results from the areas covered by the Cecil Claim. Results from the 1996 sampling show copper and gold grades similar to grades returned from the Farellon Vein, indicating that the Cecil Claim could have similar mineralized bodies.

QUINA 1 - 56 CLAIM

On December 15, 2014, we entered into an option agreement with David Marcus Mitchell to earn 100% interest in a Quina 1-56 clam (the “Quina Claim”). The Quina Claim covers 252 hectares and is centered at 310,063 east and 6,890,435 south UTM PSAD56 Zone 19 and is contiguous to the Farellon Property. Acquisition  of the Quina Claim added approximately 2 kilometers of strike length of the  Farellon Veins.

OTHER  CLAIMS

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

Figure 3 below illustrates the Farellon geology and the 2006, 2009 and 2011 drillhole collar locations as well as surface traces of mineralized vein systems:

308,000 mE
310,000 mE
312,000 mE
N
6,892,000 mN
6,890,000 mN
6,888,000 mN
Current Mining Area
3.0 km
0.1 km
1.3 km
zone drilled in 1996, 97, 2009, 2011 and 2013
Claim under MOU to option
Carrizal Alt
FARELLON PROPERTY
1,002 ha
Llanos de Challe National Park
0
0.75
1.5
kilometers
redmetal
RESOURCES
LEGEND
Farellon Property Boundary
Carrizal Alto Mine Site
National Park Boundary
Alluvial Deposits
Jurassic Diorite
Devonian Metasediments
Mineralized Vein
GRAB SAMPLES (%Cu-equivalent*)
2.3 - 10.5
1.5 - 2.3
0.8 - 1.5
0.3 - 0.8
0.0 - 0.3
*Cu-equivalents calculated using $2.70/lb Cu and $1150/oz Au

Figure 3: Farellon Property Geology

QA/QC, sampling procedures and analytical methods. Samples were taken at intervals between 0.5 and 2 metres. Sampling started at the collar of the hole and proceeded to the top or bottom of the drill hole.  Samples were taken at two metre intervals outside the previously identified main zone of interest.  Through the main zone of interest samples were taken at one metre intervals. Generally, the sample recovery was good to excellent for the 2011 drilling program. Table 5 above summarizes significant assay results.  They are reported as drill lengths as we have not established the width of the mineralized zone.

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

2013 Drilling. In 2013 we drilled two RC drillholes on the Farellon Property.  The two new drillholes, FAR-13-001 and 002, totaling 116 metres, were drilled 25 metres along strike and are intended to aid in identifying the most prospective area on the site to initiate small scale production. The results from the FAR-13-002 drillhole returned 2.15% Cu over 7m with .28 g/t Au; the FAR-13-001 drillhole returned  0.70% Cu over six meters with 0.20 g/t Au and including 1.25% Cu and 0.34 g/t Au over 2 meters.

2014 Small Scale Mining. In January 2014 Minera Farellon Limitada started small scale mining activities on the Farellon Claim. The main target of the current development is an area intersected in 2011 and 2013 drilling campaigns, more specifically intercepts in drill holes FAR-11-001 of 3.95% Cu and 0.53 g/t Au over 8 meters, FAR-13-002 of 2.15% Cu and 0.28 g/t Au over 7 meters and FAR-13-001 of 0.70% Cu and 0.20 g/t Au over 6 meters including 1.25% Cu and 0.34 g/t Au over 2 meters (see news releases dated Sept. 21, 2011 and Jan. 24, 2014). The target area is at 35 meters vertical depth from surface.

As of the date of this Annual Report on Form 10-K, Minera Farellon has completed aproximately 300 meters of mine development reaching approximately 35 metres in depth and has started production on a vein face averaging 7 metres wide. Our geologist visited site and confirmed the width of the vein and the nature of the mineralization and noted strong oxide supergene mineralization consisting of chalcocite, azurite, malachite and tenorite.

The mining activities resulted in approximately 1,572 tonnes of ore delivered to ENAMI (the Chilean national mining company) at an overall average of 1.40% Cu.  We expect Minera Farellon to begin shipping sulphide ore in May 2015 and start to be paid for gold content as well as copper content.

Minera Farellon received $200,000 in a combined grant and low interest loan from ENAMI, which can be used solely for the development of the Farellon Mine.  As part of the grant Minera Farellon also received expanded permitting to mine up to 1,000 tonnes per month.

PERTH PROPERTY

On March 10, 2011, we purchased for $35,000 a group of 12 claims (the “Perth property”) as described in Table 6 and illustrated in Figure 4.

Table 6: Perth property

Claim	Mensura/ Mensura in process (ha)
Perth 1 al 36	109
Lancelot I 1 al 30	300
Lancelot II 1 al 20	200
Rey Arturo 1 al 30	300
Merlin I 1 al 10	60
Merlin I 1 al 24	240
Galahad I 1 al 10	50
Galahad I 1 al 46	230
Percival III 1 al 30	300
Tristan II 1 al 30	300
Tristan IIA 1 al 5	15
Camelot 1 al 58	262
2,366[a]
[a]Some claims overlap others, reducing our net area to 2,245 hectares, see Figure 4.

Figure 4. The Perth Property

The Perth property is adjacent to the west side of the historic Carrizal Alto mine and lies approximately 3.5 kilometers north of our Farellon project. It is a 45 minute drive from Vallenar city, with major road access, power and water supply close by. The project lies on a similar geologic contact as the Farellon and Carrizal Alto properties.

Location and means of access. The Perth property is centered about 308,750 east and 6,895,000 south UTM PSAD56 Zone 19 approximately 75 km northwest of the city of Vallenar with the highest point at approximately 925 meters above sea level.  The property is accessible by road from Vallenar. The Perth property is accessed by taking the Pan American Highway north from Vallenar for 20 kilometres, then turning northwest onto the road to Canto del Agua, a distance of 35 kilometres, then taking the Cardones Canyon road for 15 kilometres, and turning southwest towards Cerro Cachina Grande along a secondary gravel road for 14 kilometres to the property.

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

In spring 2011 we completed a reconnaissance mapping and sampling program on the Perth property.  Geological mapping during the program identified four major areas where mineralization in veins appear to be concentrated.  Sampling consisted of 129 reconnaissance samples taken of vein material where veins outcropped at surface.  Significant results are summarized below:

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

Figure 5 below illustrates the Perth geology as well as the historic and 2011 reconnaissance sample gold g/t assay results:

Figure 5. Perth Property Geology

Option with Geoactiva SpA.

On April 30, 2013, we granted Geoactiva SpA (“Geoactiva”) an option to purchase 100% of the Perth property through the execution of a mining option purchase agreement (the “Option Agreement”). In order to maintain the option to purchase and to acquire the Perth property, Geoactiva was required to pay us the total amount of $1,000,000 and incur exploration expenses over 48 months totaling $3,500,000. In August 2014 Geoactiva notified us that it had no intention to maintain the option to purchase the Perth property and the Option Agreement was cancelled.

During the term of the Option Agreement we received total of $125,000 in option payments from Geoactiva. Geoactiva also conducted a drilling program which met a first exploration expenditure requirement of $500,000 contemplated under the Option Agreement.

Current Exploration Activity.   During 2013 - 2014 Geoactiva conducted a drilling program on the Perth property and surrounding claims. The drilling program totaled 3,965 meters, of which 4 drillholes were drilled primarily on Perth property. A total of 35 surface reconnaissance samples and 728 surface chip samples were taken from the Perth property. Significant results of the surface reconnaissance samples are detailed in the table below:

Table 9: Perth 2013 - 2014 reconnaissance samples

Sample	Northing	Easting	Elevation	Length	Au g/t	Cu %
778	6895914.00	308888.00	772	Reconnaissance	16.500	2.874
1962	6893308.58	308065.74	648	1.10	15.260	0.927
1977	6895153.72	308780.84	714	2.10	14.430	0.715
2938	6895006.00	308352.00	888	0.50	14.000	3.616
1960	6893313.57	308068.57	648	1.10	9.770	1.364
2975	6894308.00	308364.00	727	0.40	8.922	1.841
1903	6892715.11	307888.80	588	0.60	8.520	1.563
1952	6892720.24	307889.38	588	1.50	8.370	2.142
1961	6893307.92	308066.42	647	1.10	8.140	2.830
1923	6893265.79	308261.54	622	0.30	7.600	1.036
1921	6893260.81	308515.88	638	0.40	7.380	2.428
1913	6893501.66	308143.50	687	0.60	6.730	7.156
252	6892373.78	307952.33	581	0.35	6.480	1.316
1821	6896660.00	309450.00	671	1.10	5.860	4.092
1813	6896586.00	310019.00	584	1.30	5.710	2.880
3037	6895254.00	308254.00	901	0.30	5.258	8.762
2951	6894414.00	308406.00	741	0.55	4.890	2.083
1972	6895140.00	308797.00	778	1.20	4.750	1.680
1975	6895151.55	308790.60	757	1.40	4.470	5.904
2007	6897060.00	309956.00	563	1.50	4.070	3.777
1905	6893092.03	308001.35	660	0.80	3.130	3.980

MATEO PROPERTY

The Mateo property consists of fourteen contiguous claims, as described in Table 10 and illustrated in Figure 6.  The Mateo claims overlap the Che, Margarita and Irene claims to secure the areas around the claims. Some of them may overlap others’ prior claims. We will acquire rights to these overlapped prior claims only if the owners forfeit their rights, and if we want the property. We acquired all of these claims for the same geological reasons and consider them one property, which we call the Mateo property.

Table 10: Mateo property

Claim	Mensura / Mensura in process (ha)
Che Uno 1 - 8	32
Che Dos 1 - 10	44
Margarita 1 - 14	56
Irene Uno 1 - 2	10
Irene Dos 1 - 10	50
Mateo	1,461
1,653

* Some of the claims are staked over the mensuras to claim the ground surrounding them.

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

MATEO CLAIMS

The Mateo claims consist of seven mensura in process - Mateo 1 through 3, 10A, 10B, 12 and 13, and two mensuras - Mateo 4 and 5, covering 1,461 hectares, which we staked between November 2008 and November 2011. The claims are centered about 337,675 east and 6,837,600 south UTM PSAD56 Zone 19 and cover a five-kilometer strike length of intensely altered volcanics with significant massive sulphide mineralization.

During the year ended January 31, 2015, we wrote off four Mateo claims as the due diligence work conducted on the claims revealed several earlier mensura claims underlying Mateo 9A, 9B, 9C and 10C claims.

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
Calcarenite, Volcarenite
Hornblende Andesite Porphyry
Dacite Andesite Porphyry
Granodiorite, Tonalite, Quartz Monzonite
Dacite Domes
Silicified Breccia
Interpreted Fault
geology modified after:
Arevelo, Mourgues, Chavez 2009
redmetal
RESOURCES
Total Copper %
Reconaissance Samples
Date: 22/02/2013
PSAD56 Zone 19
Mateo Property

Figure7: Mateo Property Geology

2011 Ground Magnetic Survey. During September 2011 we engaged Quantec International Project Services Ltd. to complete a ground magnetic survey on the Mateo Property. The ground magnetic survey consisted of 70 survey lines with an EW orientation, and two control lines with a NS orientation. The survey lines were separated by 100m, and data was collected at 10m intervals on all lines. A total of 218.49km of magnetic data was collected. The survey outlined areas of high and low magnetic response. Areas of high magnetic response indicated the presence of elevated levels of magnetic minerals such as magnetite, pyrotite and hematite whereas areas of low magnetic response may be caused by alteration processes such as magnetite destruction or may simply indicate rock types that never had magnetic minerals.

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

Abandoned claims

During the year ended January 31, 2015, we wrote off several Mateo claims within the Mateo property with a paid cost of $6,604 when the due diligence work conducted on the claims revealed several earlier mensura claims underlying the Company’s staked ground. In addition, we wrote off $2,265 when we decided not to pursue exploration of certain claims within our Farellon property.

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

During the fiscal years ended January 31, 2015 and 2014 we earned no revenue while our operating expenses totalled $574,454 and $546,192, respectively. If we do not find sources of financing as and when we need them, we may be required to cease our operations.

Mineral exploration and development are very expensive.  During the fiscal year ended January 31, 2015, we had no revenue from our operations and our operating expenses totalled $574,454. Theses expenses were in part offset by the gain on option payments we received from Geoactiva and by royalty payments we received from renting our Farellon property to third-party vendors. During the fiscal year ended January 31, 2014, our operating expenses totaled $546,192. These expenses were offset by the gain on settlement of debt totalling $150,000 and by royalty payments. This resulted in a total accumulated loss of $8,013,633 since inception. As of January 31, 2015 we had cash of $4,440.  Since inception, we have supported our operations through equity and debt financing and, to a minor extent, through option payments received on our option or joint venture agreements, and royalty payments from third-party vendors, who we allowed to mine our claims. Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue, obtain additional financing, or enter into joint venture agreements.  Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities.  If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

Our financial statements have been prepared assuming that we will continue as a going concern.   From our inception on January 10, 2005, we have accumulated losses of $8,013,633.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  The continuation of our operations depends on our ability to complete equity or debt financings as we need capital or generate capital from profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

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

We owe approximately $1.4 million to related parties. To pay out this debt or a portion thereof, we may issue shares of our common stock, which will result in substantial dilution to our existing shareholders.

As of January 31, 2015, we owed $1,382,304 to related parties for loans and for services rendered to us.  We do not have the cash resources to pay this debt and we may decide to partially pay these individuals by issuing shares of our common stock to them.  Because of the low market value of our common stock, the issuance of shares will result in substantial dilution to the percentage of our outstanding common stock owned by our current shareholders.

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

Our joint venture agreements may not always be successful.  For example, on March 14, 2011, our subsidiary, Minera Polymet, granted to Revonergy Inc. the right to earn a 50% joint venture interest in the Perth property.  However, Revonergy decided not to exercise that right and the agreement has been terminated. On April 30, 2013, we granted Geoactiva SpA an option to purchase 100% of the Perth property through the execution of a mining option purchase agreement, however, Geoactiva SpA also cancelled this agreement.

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

•

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

•

Availability and costs of financing;

•

Ongoing costs of production; and

•

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

We sometimes hold a significant portion of our cash in U.S. dollars.  Currency exchange rate fluctuations can result in conversion gains and losses and diminish the value of our U.S. dollars.  If the U.S. dollar declined significantly against the Canadian dollar or the Chilean peso, our U.S. dollar purchasing power in Canadian dollars and Chilean pesos would also significantly decline and that could make it more difficult to conduct our business operations.  We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

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

ITEM 2: PROPERTIES

Our executive offices are located at 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2.  Our president, Caitlin Jeffs, provides this space free of charge although she is under no obligation to do so.  We also have a field and administrative office in Vallenar, Chile, which we rent on a month to month basis at the rate of 550,000 Chilean pesos (approximately $1,000) per month.   We believe that these properties are suitable and adequate for our business operations.

We have assembled interests in three mineral properties in Chile-the Farellon, Perth, and Mateo - which we have described above in Item 1.

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

Table 12: High and low bids

	High	Low
Fiscal year ended January 31, 2015
First quarter	$0.12	$0.09
Second quarter	$0.12	$0.04
Third quarter	$0.05	$0.04
Fourth quarter	$0.08	$0.05
Fiscal year ended January 31, 2014
First quarter	$0.17	$0.029
Second quarter	$0.04	$0.04
Third quarter	$0.06	$0.04
Fourth quarter	$0.10	$0.065

As of April 27, 2015, we had approximately 42 shareholders of record according to a shareholder’s list provided to us by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, Nevada, 89014.

Dividends

We have not declared any dividends on our common stock during the past two fiscal years or at any time in our history.  The Nevada Revised Statutes (the “NRS”), provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

a)

we would not be able to pay our debts as they become due in the usual course of business; or

b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

We do not expect to declare any dividends in the foreseeable future as we expect to spend any funds legally available for the payment of dividends on the development of our business and exploration of our properties.

Securities Authorized for Issuance under Equity Compensation Plans

Table 13 provides information as of January 31, 2015, regarding the Red Metal Resources Ltd. 2011 Equity Incentive Plan (the “2011 Plan”), as amended on May 18, 2012, under which equity securities of Red Metal are authorized for issuance.

Table 13. Equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,200,000	$0.15	2,095,697

Recent Issuances of Unregistered Securities

On December 15, 2014, we issued 500,000 shares of our common stock with a fair value of $25,000 as consideration for the first option payment to acquire interest in the Quina claim. The shares were issued pursuant to the provisions of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act.”)

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

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, we have two employees in Chile and engage part time assistants during our exploration programs. Most of our support - such as vehicles, office and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on three of our mineral claims - Farellon, Quina and Che. These royalties are payable once exploitation begins.

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

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 14 summarizes and compares our financial condition at January 31, 2015, to the year-ended January 31, 2014.

Table 14: Comparison of financial condition

	January 31, 2015	January 31, 2014
Working capital deficit	$(1,881,494)	$(1,678,410)
Current assets	$5,110	$4,222
Unproved mineral properties	$640,653	$836,401
Total liabilities	$1,886,604	$1,682,632
Common stock and additional paid in capital	$6,763,837	$6,596,058
Deficit	$(8,013,633)	$(7,481,121)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 15 and Table 16 present selected financial information for each of the past eight quarters.

Table 15: Summary of quarterly results (2015)

	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Net income / (loss)	(215,264)	$(103,803)	$(91,825)	$(121,620)
Basic and diluted (loss) per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Table 16: Summary of quarterly results (2014)

	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Net income (loss)	$(147,484)	$(151,343)	$43,139	$(140,004)
Basic and diluted income (loss) per share	$(0.01)	$(0.01)	$0.00	$(0.00)

During the past two fiscal years we maintained our exploration and operating activities at moderate levels. The net loss during the quarter ended April 30, 2013 included write down of our unproved mineral claims totaling $6,000. During the quarter ended July 31, 2013, we filed an amendment to our registration statement that was originally filed in May 2011, which resulted in an increase to our legal fees. During the quarter ended October 31, 2013, we reached an agreement with certain debt holders to pay $750,000 in debt owed to them with 15,000,000 shares of our common stock at $0.05 per share. The conversion was recorded at $0.04 per share, the market price of our common stock on the date of the transaction, which resulted in gain on settlement of debt of $150,000; this gain was partially offset by legal and regulatory fees associated with the registration statement on Form S-1 that we filed with Securities and Exchange Commission in order to register these shares. During the quarter ended April 30, 2014 our net loss was affected by $142,779 we recorded on stock based compensation when we issued options to purchase up to 1,200,000 shares of our common stock to our executives, consultants and employees. This increase was partially offset by the gain we recorded on the option payment we received from Geoactiva pursuant to our Option Agreement with the company. In August 2014 Geoactiva cancelled the Option Agreement, which ended any future revenue streams from this source. During the past three quarters our net loss was affected by regular operating activities, which resulted in little fluctuation from quarter to quarter.

Selected Financial Results

YEARS ENDED JANUARY 31, 2015 AND JANUARY 31, 2014

Our results of operations for the years ended January 31, 2015 and 2014 and the changes between those periods are summarized in Table 17.

Table 17: Summary of operating results

	Year ended January 31,		Changes between the years ended January 31,
	2015	2014	2015 and 2014
Operating expenses	$ (574,454)	$ (546,192)	$ 28,262
Other items:
Gain on settlement of debt	-	150,000	(150,000)
Gain on mineral property option payment received	27,687	-	27,687
Recovery of mineral exploration costs	14,255	500	13,755
Net loss	(532,512)	(395,692)	150,575
Unrealized foreign exchange gain / (loss)	(38,273)	160,909	(199,182)
Comprehensive loss	$ (570,785)	$ (234,783)	$ 336,002

Revenue. We did not generate any revenue during the years ended January 31, 2015 and 2014. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses increased by $28,262, or 5%, from $546,192 for the year ended January 31, 2014 to $574,454 for the year ended January 31, 2015. The marginal change in operating expenses was a result of our continued efforts to control our day to day operating costs.

Our operating expenses for the years ended January 31, 2015 and 2014 consisted of the following:

Table 18: Details of changes in operating expenses

	Year ended January 31,		Changes between the years
	2015	2014	ended January 31, 2015 and 2014
Operating expenses
Administration	$ 50,110	$ 52,886	$ (2,776)
Advertising and promotion	20,351	13,588	6,763
Amortization	2,137	3,276	(1,139)
Automobile	4,784	4,696	88
Bank charges	5,167	4,899	268
Consulting fees	127,379	125,971	1,408
Interest on current debt	69,407	81,997	(12,590)
IVA expense	(257)	2,564	(2,821)
Mineral exploration costs	20,872	54,289	(33,417)
Office	12,226	16,400	(4,174)
Professional fees	29,775	81,640	(51,865)
Rent	12,734	13,188	(454)
Regulatory	11,669	17,554	(5,885)
Travel and entertainment	593	3,925	(3,332)
Salaries, wages and benefits	58,451	63,894	(5,443)
Stock-based compensation	142,779	-	142,779
Foreign exchange loss (gain)	3,162	(575)	3,737
Write-down of unproved mineral properties	3,115	6,000	(2,885)
Total operating expenses	$ 574,454	$ 546,192	$ 28,262

The most significant year-to-date changes included the following:

•

During the year ended January 31, 2015 we granted options to purchase up to 1,200,000 shares of our common stock to certain officers, directors, consultants and employees, which resulted in stock-based compensation expense of $142,779. We did not have similar transactions during the year ended January 31, 2014.

•

Our advertising and promotion expenses increased by $6,763 or 50% from $13,588 we incurred during the year ended January 31, 2014 to $20,351 we incurred during the year ended January 31, 2015. The increase was associated with our efforts to bring awareness of our Company to the general public.

•

As a result of the restructuring of our debt with certain debt holders during the year ended January 31, 2014, our interest on current debt decreased by $12,590, or 15%, from $81,997 we incurred during the year ended January 31, 2014, to $69,407 incurred during the year ended January 31, 2015.

•

During the year ended January 31, 2015, we have kept our exploration activities at a low level, decreasing our exploration expenses by $33,417 compared to the year ended January 31, 2014. At the same time Minera Farellon and Mr. Mitchell were carrying out the small scale mining operations on our Farellon Alto 1-8 claim, which started our obligation to pay royalty fees to the original vendor of the claim. The royalties paid to the vendor amounted to $14,255 and were recorded as part of mineral exploration costs.

•

Due to the decrease in our operating activities and our continued efforts to control the overhead costs, our professional and regulatory fees incurred during the year ended January 31, 2015 decreased by $51,865 and $5,885 compared to the year ended January 31, 2014.

•

Our salaries and wages as well as travel and entertainment expenses decreased by $5,443 and $3,332, respectively. These changes were associated with a decrease in our operating activities and our continued efforts to control the overhead costs

Other items. During the year ended January 31, 2015, we recorded a gain on mineral property option payments in the amount of $27,687 when we received a third option payment from Geoactiva. The gain represents the excess over the carrying value of the Perth property at the date of the payment. During the same period we recorded $14,255 as recovery of mineral exploration costs, which represented royalty payments we received from Minera Farellon and Kevin Mitchell who were carrying out the small scale mining operations on our Farellon Alto 1-8 claim.

During the year ended January 31, 2014, we reached an agreement with certain debt holders to pay $750,000 in debt owed to them with 15,000,000 shares of our common stock at $0.05 per share. The conversion was recorded at $0.04 per share, the market price of our common stock on the date of the transaction, which resulted in a gain on settlement of debt of $150,000.

Comprehensive loss. Our comprehensive loss for the year ended January 31, 2015 was $570,785 as compared to the comprehensive loss of $234,783 we recorded for the year ended January 31, 2014. The $336,002 increase in comprehensive loss was mainly associated with the unrealized foreign exchange translation of the transactions denominated in other than our functional currency, which was offset by the gain on mineral property option payment we received from Geoactiva and by recovery of mineral exploration costs recorded during the year ended January 31, 2015. The gain on settlement of debt of $150,000 that we recorded during the year ended January 31, 2014 further contributed to the change in comprehensive loss.

Liquidity

GOING CONCERN

The consolidated financial statements included in this Annual Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements, if possible.  At January 31, 2015, we had a working capital deficit of $1,881,494 and accumulated losses of $8,013,633 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties and geological services.

Sources and uses of cash

YEARS ENDED JANUARY 31, 2015 AND 2014

Table 19 summarizes our sources and uses of cash for the years ended January 31, 2015 and 2014.

Table 19: Summary of sources and uses of cash

	January 31,
	2015	2014
Net cash used in operating activities	$(260,692)	$ (173,803)
Net cash provided by (used in) investing activities	24,679	(2,660)
Net cash provided by financing activities	133,577	81,042
Effect of foreign currency exchange	103,368	95,778
Net increase in cash	$ 932	$ 357

Net cash used in operating activities.

During the year ended January 31, 2015, we used net cash of $260,692 in operating activities. We used $412,168 to cover our cash operating costs. This use of cash was offset by increases in accounts payable of $14,222 and accrued liabilities of $7,905; accounts payable to related parties of $95,347 for administration, consulting, corporate communication, and travel expenses; and accrued interest on our notes payable to related parties of $34,004.

During the year ended January 31, 2014, we used net cash of $173,803 in operating activities. We used $516,416 to cover our cash operating costs. This use of cash was offset by a decrease of $358 in prepaids; net increases in accounts payable and accrued liabilities of $30,130 and $27,102, respectively; accounts payable to related parties of $260,118 for administration, consulting, corporate communication, mineral exploration, and travel expenses; and by accrued interest on our notes payable to related parties of $24,905.

Net cash used in investing activities.

During the year ended January 31, 2015, we spent $25,321 acquiring mineral claims and paying property taxes associated with our mineral claims. During the same period we received $50,000 from Geoactiva pursuant to the Perth Option Agreement, of which $27,687 represented gain on mineral property option payments in excess of the carrying value of the Perth property.

During the year ended January 31, 2014, we spent $77,660 acquiring mineral claims and paying property taxes associated with our mineral claims. During the same period we received $75,000 from Geoactiva pursuant to the Option Agreement described in the section entitled “Option with Geoactiva SpA”.

Net cash provided by financing activities.

During the year ended January 31, 2015, we borrowed $71,000 and CAD$15,000 ($13,622) from a significant shareholder and $6,220 and CAD$47,400 ($42,735) from our CEO.

During the year ended January 31, 2014, we borrowed $17,000 from a significant shareholder and CAD$66,000 ($64,042) from our CEO. The loans bear annual interest of 8%, are non-secured and due on demand. See Non-cash financing transactions below.

Non-cash financing transactions.

During the year ended January 31, 2014, we converted $750,000 in debt owed to certain shareholders into 15,000,000 shares of our common stock at $0.05 per share. The conversion resulted in $150,000 gain on settlement of debt. During the same period we repriced and extended the term of 6,919,666 warrants to purchase our common stock, which were issued as part of the April 7, 2011 private equity financing, and 267,335 warrants to purchase our common stock, which were issued as part of the April 12, 2012 private placement. The warrants were repriced to $0.10 and the term extended for one additional year. This change resulted in $542,569 incremental increase in fair value of the modified warrants, however it did not affect our results of operations.

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

Contingencies and commitments

We had no contingencies at January 31, 2015.

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

Quina royalty. We are committed to paying a royalty equal to 1.5% on the net sales of minerals extracted from the Quina claim. The royalty payments are due semi-annually once commercial production begins, and are not subject to minimum payments.

Che royalty. We are committed to paying a royalty equal to 1% of the net sales of minerals extracted from the claims to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

Mineral property taxes payable of approximately $40,000 per annum.

Equity financing

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

Debt financing

Between February 1, 2013 and January 31, 2015, we borrowed a total of $214,619 from related parties.  Information about these transactions is included in the section of this report titled “Certain Relationships and Related Transactions, and Director Independence”.

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

As at January 31, 2015, we owed approximately $1.4 million to related parties for loans and services that have been provided to us. We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock. Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-party transactions

Related-party transactions are disclosed in Item 13 of this Annual Report.

Critical accounting estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The company regularly evaluates estimates and assumptions. The company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproved mineral properties, determination of fair values of stock-based transactions, and deferred income tax assets or liabilities.

Reclassifications

Certain comparative amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any year presented.

Financial instruments

Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and notes and amounts due to related parties. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Recently adopted accounting guidance

In June 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update(ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810,Consolidation”. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders' equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, “Risks and Uncertainties”, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The management has evaluated this ASU and adopted beginning with the period ended January 31, 2015.

The management has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to the Company. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page No.
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of January 31, 2015 and January 31, 2014	F-2
Consolidated Statements of Operations for the years ended January 31, 2015 and 2014	F-3
Consolidated Statement of Stockholders’ Deficit for the years ended January 31, 2015 and 2014	F-4
Consolidated Statements of Cash Flows for the years ended January 31, 2015 and 2014	F-5
Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Red Metal Resources Ltd.

We have audited the accompanying consolidated balance sheets of Red Metal Resources Ltd. (the “Company”) as at January 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 30, 2015

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

	January 31, 2015	January 31, 2014

ASSETS
Current assets

Cash	$4,440	$3,508
Prepaids and other receivables	670	714
Total current assets	5,110	4,222

Equipment	4,775	8,949
Unproved mineral properties	640,653	836,401
Total assets	$650,538	$849,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$340,037	$329,328
Accrued liabilities	164,263	156,358
Due to related parties	892,495	889,083
Notes payable to related parties	489,809	307,863
Total liabilities	1,886,604	1,682,632

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000,
33,456,969 issued and outstanding at January 31, 2015 (32,956,969 at January 31, 2014)	33,457	32,957
Additional paid in capital	6,730,380	6,563,101
Deficit	(8,013,633)	(7,481,121)
Accumulated other comprehensive income	13,730	52,003
Total stockholders' deficit	(1,236,066)	(833,060)
Total liabilities and stockholders' deficit	$650,538	$849,572

The accompanying notes are an integral part of these audited consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	January 31,
	2015	2014

Operating expenses
Administration	$50,110	$52,886
Advertising and promotion	20,351	13,588
Amortization	2,137	3,276
Automobile	4,784	4,696
Bank charges	5,167	4,899
Consulting fees	127,379	125,971
Interest on current debt	69,407	81,997
IVA expense	(257)	2,564
Mineral exploration costs	20,872	54,289
Office	12,226	16,400
Professional fees	29,775	81,640
Rent	12,734	13,188
Regulatory	11,669	17,554
Travel and entertainment	593	3,925
Salaries, wages and benefits	58,451	63,894
Stock-based compensation	142,779	-
Foreign exchange loss (gain)	3,162	(575)
Write-down of unproved mineral properties	3,115	6,000
	574,454	546,192

Other items
Gain on settlement of debt	-	150,000
Gain on mineral property option payment received	27,687	-
Recovery of mineral exploration costs	14,255	500
Net loss	(532,512)	(395,692)

Unrealized foreign exchange (loss) gain	(38,273)	160,909
Comprehensive loss	$(570,785)	$(234,783)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares
outstanding - basic and diluted	32,956,969	25,025,462

The accompanying notes are an integral part of these audited consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total
Balance at January 31, 2013	17,956,969	$17,957	$5,958,101	$(7,085,429)	$(108,906)	$(1,218,277)

Common stock issued for debt	15,000,000	15,000	585,000	-	-	600,000
Donated services	-	-	20,000	-	-	20,000
Net loss for the year ended January 31, 2014	-	-	-	(395,692)	-	(395,692)
Unrealized foreign currency exchange gain	-	-	-	-	160,909	160,909

Balance at January 31, 2014	32,956,969	32,957	6,563,101	(7,481,121)	52,003	(833,060)

Stock issued for property	500,000	500	24,500	-	-	25,000
Options issued for services	-	-	142,779	-	-	142,779
Net loss for the year ended January 31, 2015	-	-	-	(532,512)	-	(532,512)
Unrealized foreign currency exchange loss	-	-	-	-	(38,273)	(38,273)

Balance at January 31, 2015	33,456,969	$33,457	$6,730,380	$(8,013,633)	$13,730	$(1,236,066)

The accompanying notes are an integral part of these audited consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended January 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(532,512)	$(395,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,137	3,276
Donated services	-	20,000
Gain on extinguishment of debt	-	(150,000)
Gain on mineral property option payment	(27,687)	-
Stock-based compensation	142,779	-
Write-down of unproved mineral properties	3,115	6,000

Changes in operating assets and liabilities:
Prepaids and other receivables	(2)	358
Accounts payable	14,222	30,130
Accrued liabilities	7,905	27,102
Due to related parties	95,347	260,118
Notes payable to related parties	34,004	24,905
Net cash used in operating activities	(260,692)	(173,803)

Cash flows provided by (used in) investing activities:
Option payments received on mineral properties	50,000	75,000
Acquisition of unproved mineral properties	(25,321)	(77,660)
Net cash provided by (used in) investing activities	24,679	(2,660)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	133,577	81,042
Net cash provided by financing activities	133,577	81,042
Effects of foreign currency exchange	103,368	95,778

Increase in cash	932	357
Cash, beginning	3,508	3,151
Cash, ending	$4,440	$3,508

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge liabilities and commitments in the normal course of business.  The Company is in the exploration stage.  It has generated only minimal operating revenues to date, and has accumulated losses of $8,013,633 since inception. The Company has funded its operations through the issuance of capital stock and debt, and to the minor extent through royalty revenue and option payments.  Management plans to raise additional funds through equity and/or debt financings, and by entering into joint venture agreements.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP, and are expressed in United States dollars. The Company has not produced revenues from its principal business. These financial statements include the accounts of the Company and its subsidiary, Polymet. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain comparative amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any year presented.

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproved mineral properties, asset retirement obligations, fair value of stock based transactions, and recognition of deferred tax assets or liabilities.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.  To date the Company has not incurred any asset retirement obligations.

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

Foreign Currency Translation and Transaction

The functional currency for the parent company and the Company’s foreign subsidiary is the US dollar and the Chilean peso, respectively.  The Company translates assets and liabilities to US dollars using year-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of foreign entity financial statements are included as a component of other comprehensive loss.

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

Equipment

Equipment is recorded at cost and is being amortized over its estimated useful lives using the declining balance method at 30% per year.

Recovery of exploration costs

Recovery of exploration costs is recognized in relation to royalty payments received from authorized contractors. Amounts are recognized when the risks and rewards of ownership to delivered concentrate pass to the buyer and collection is reasonably assured.

Stock Options and Other Share-Based Compensation

For equity awards, such as stock options, total compensation cost is based on the grant date fair value and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. The company recognizes stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement, adjusted for the expected rate of forfeiture of the equity awards granted.

Recently Adopted Accounting Guidance

In June 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update(ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810,Consolidation”. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders' equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, “Risks and Uncertainties”, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and adopted beginning with the period ended January 31, 2015.

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2015	January 31, 2014

Due to a company owned by an officer (a)	$445,601	$350,206
Due to a company controlled by directors (b)	317,089	395,921
Due to a director (a)	--	5,666
Due to a company controlled by a major shareholder (a)	91,966	94,099
Due to a major shareholder (a)	37,839	43,191
Total due to related parties	$892,495	$889,083

Note payable to the Chief Executive Officer (“CEO”) (c)	$248,564	$204,730
Note payable to the Chief Financial Officer (“CFO”) (c)	10,802	9,974
Note payable to a major shareholder (c)	113,241	25,378
Note payable to a company controlled by directors (c)	117,202	67,781
Total notes payable to related parties	$489,809	$307,863

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the year ended January 31, 2015, the Company accrued $34,004 (2014 - $24,905) in interest expense on the notes payable to related parties. During the same time, the Company accrued $18,676 (2014 - $44,091) on trade accounts payable with related parties.

Transactions with Related Parties

During the years ended January 31, 2015 and 2014, the Company incurred the following expenses with related parties:

	January 31, 2015	January 31, 2014

Consulting fees paid or accrued to a company owned by the CFO	$120,000	$100,000
Consulting fees donated by a company owned by the CFO	$--	$20,000
Corporate communication fees paid or accrued to a company controlled by two directors	$4,113	$--
Mineral exploration fees paid or accrued to a company controlled by two directors	$--	$51,236
Rent fees paid or accrued to a company controlled by a major shareholder	$12,734	$13,188
Royalty revenue earned from a company controlled by a major shareholder	$9,865	$500

NOTE 4 - UNPROVED MINERAL PROPERTIES

Mineral Claims	January 31, 2014	Additions/ Payments	Property Taxes Paid/ Accrued	Write- down	Effect of foreign currency translation	January 31, 2015
Farellon Project
Farellon Alto 1-8(1)	$584,414	$--	$3,736	$(2,115)	$(169,605)	$416,430
Cecil	49,975	--	1,730	--	(9,976)	41,729
Quina(2)	--	25,000	--	--	(591)	24,409
	634,389	25,000	5,466	(2,115)	(180,172)	482,568

Perth Project(3)	22,313	(22,313)	--	--	--	--

Mateo Project
Margarita	19,575	--	424	--	108	20,107
Che(4)	26,371	--	623	--	(5,651)	21,343
Irene	48,652	--	455	--	(12,894)	36,213
Mateo	85,101	4,799	19,340	(6,604)	(22,214)	80,422
	179,699	4,799	20,842	(6,604)	(40,651)	158,085
Total Costs	$836,401	$7,486	$26,308	$(8,719)	$(220,823)	$640,653

(1) The Farellon Alto 1-8 claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property to a total of $600,000. The royalty payments are due monthly while the claim is being exploited, and are subject to minimum payments of $1,000 per month. As at January 31, 2015, the Company had paid $14,755 in royalty payments to the vendor, which were recorded as part of mineral exploration costs.  See Farellon Project discussion below.

(2) The Quina claim is subject to a 1.5% royalty on the net sales of minerals extracted from the property. The royalty payments are due semi-annually once commercial production begins, and are not subject to minimum payments.

(3) See Perth Project discussion below.

(4) The claims are subject to a 1% royalty on the net sales of minerals extracted from the property to a total of $100,000. The royalty payments are due monthly once exploitation begins and are not subject to minimum payments. The Company has no obligation to pay the royalty if it does not commence exploitation.

Farellon Project

On May 27, 2014, the subsidiary of the Company entered into a Memorandum of Understanding (the “MOU”) with an unrelated party to acquire an option to earn a 100% interest in two mining claims contiguous to the Farellon Property. On December 15, 2014, the MOU was superseded by an option agreement to earn 100% interest in one of the mining claims included in the MOU, Quina 1-56 (the “Quina claim”).

In order to acquire the 100% interest in the Quina claim, the Company is required to pay a total of $150,000, which, at discretion of the Company, can be paid in a combination of shares of the Company and cash over four years, as detailed in the following schedule:

Date	Option Payment
Upon execution of the Option Agreement (“Execution date”) (paid)	$25,000
12 months subsequent to the Execution date	25,000
24 months subsequent to the Execution date	25,000
36 months subsequent to the Execution date	25,000
48 months subsequent to the Execution date	50,000
Total	$150,000

The number of shares to be issued for each option payment will be determined based on the average trading price of the Company’s shares during a 30-day period prior to the payment. All of the above payments shall be made only if the Company wishes to keep the option agreement in force and finally to exercise the option to purchase.

In addition to the option payments, the Company will have to pay a 1.5% royalty from net smelter returns (“NSR”) on the Quina claims, which the Company can buy out for a one-time payment of $1,500,000 any time after acquiring 100% of the Quina claim.

On December 15, 2014, the Company issued 500,000 shares of its common stock with a fair value of $25,000 as consideration for the first option payment (Note 6).

Perth Project

On April 30, 2013, the Company granted Geoactiva SpA (“Geoactiva”) an option to purchase 100% of the Perth Property through the execution of a mining option purchase agreement (the “Option Agreement”).

To maintain the option and acquire the properties, Geoactiva agreed to the following:

Date	Option Payments		Exploration Expenditures
April 30, 2013 (paid)	$37,500		$--
October 30, 2013 (paid)	37,500		--
April 30, 2014 (paid and incurred)	50,000	*	500,000
October 30, 2014	50,000		--
April 30, 2015	100,000		1,000,000
October 30, 2015	100,000		--
April 30, 2016	125,000		1,000,000
October 30, 2016	250,000		--
April 30, 2017	250,000		1,000,000
Total	$1,000,000		$3,500,000

* The amount has been credited against the carrying value of the Perth property. The excess of $27,687 over the carrying value of the Perth property has been recorded as a gain on mineral property option payment in the consolidated statements of operations.

Upon exercise of the Option Agreement and once commercial production begins, Geoactiva agreed to pay the Company a Net Smelter Royalty (“NSR”) of 1.5% from the sale of gold, copper, and cobalt extracted from the Perth property. At any time after the exercise of the Option Agreement and Geoactiva’s fulfilment of the investment commitment of $3,500,000 in exploration expenditures, Geoactiva will be able to purchase 100% of the NSR as follows:

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

In August 2014 Geoactiva notified the Company that it had no intention to continue the Joint Venture and the Perth Option Agreement was cancelled.

Abandoned claims

During the year ended January 31, 2015, the Company wrote off several claims within the Mateo Project with a total cost of $6,604. The Company wrote off $2,115 when it decided not to pursue exploration of certain other exploration claims.

During the year ended January 31, 2014, the Company abandoned several generative mineral claims with a paid cost of $6,000 as it decided not to pursue exploration of the claims.

NOTE 5 - EQUIPMENT

Amortization schedule for the equipment at January 31, 2015 and 2014:

	January 31, 2015	January 31, 2014
Book value	$8,949	$12,225
Amortization	(2,137)	(3,276)
Effect of foreign exchange translation	(2,037)	--
Equipment	$4,775	$8,949

The equipment consists of a truck that is used for daily operations and is amortized on a declining balance basis at 30% over its useful life.

NOTE 6 - COMMON STOCK

On December 15, 2014, the Company issued 500,000 shares of its common stock with a fair value of $25,000 as consideration for the first option payment to acquire an interest in the Quina claim (Note 4).

On August 12, 2013 the Company settled $750,000 in notes payable by issuing 15,000,000 shares of its common stock. The fair value of the shares was $600,000 and the Company recognized a gain on settlement of debt of $150,000.

Warrants

On April 5, 2013, the Company extended the term of the warrants issued as part of the April 7, 2011, private equity financing from April 7, 2013 to April 7, 2014, and lowered the exercise price to $0.10. The incremental increase in fair value of the modified warrants was determined to be $526,690.

On November 25, 2013, the Company extended the term of the warrants issued as part of the April 12, 2012, private equity financing from April 27, 2014 to April 27, 2015, and lowered the exercise price to $0.10. The incremental increase in fair value of the modified warrants was determined to be $15,879.

The Company did not have any transactions that resulted in a grant of warrants during the year ended January 31, 2015.

	January 31, 2015	January 31, 2014
Balance, opening	7,187,001	7,187,001
Expired	(6,919,666)	--
Balance, closing	267,335	7,187,001

The weighted average life and weighted average exercise price of the warrants at January 31, 2015 is 0.24 years and $0.10, respectively.

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

	January 31, 2015	January 31, 2014
Balance, opening	--	1,040,000
Granted	1,200,000	--
Expired	--	(1,040,000)
Balance, closing	1,200,000	--

The weighted average life and weighted average exercise price of the options at January 31, 2015 is 1.08 years and $0.15, respectively.

The Company recorded $142,779 as stock-based compensation associated with the grant of options, which was calculated using the following assumptions under the Black-Scholes option-pricing model:

Expected life of options	2 years
Annualized volatility	179%
Risk-free interest rate	0.33%
Dividend yield	Nil

NOTE 7 - INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	January 31, 2015	January 31, 2014
Net loss	$(532,512)	$(395,692)
Statutory income tax rate	34%	34%
Expected in tax recovery at statutory income tax rates	(181,054)	(134,535)
Permanent differences	(47,791)	98,770
Difference in foreign tax rates, foreign exchange, other	315,876	(27,656)
Change in valuation allowance	(87,031)	63,421
Income tax recovery	$--	$--

Temporary differences that give rise to the following deferred tax assets and liabilities are:

	January 31, 2015	January 31, 2014
Deferred tax assets
Federal loss carryforwards	$1,079,146	$1,093,484
Foreign loss carryforwards	561,117	446,361
Mineral properties	(129,107)	58,342
	1,511,156	1,598,187
Valuation allowance	(1,511,156)	(1,598,187)
	$--	$--

The Company has $3,173,960 of United States federal net operating loss carry forwards that may be offset against future taxable income. These losses expire as follows:

2026	$1,188
2027	14,932
2028	231,644
2029	429,972
2030	329,635
2031	459,615
2032	780,079
2033	487,838
2034	227,034
2035	212,023
$3,173,960

The Company also has approximately $2,805,000 of Chilean tax losses.  The Chilean tax losses can be carried forward indefinitely.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Controls over Financial Reporting

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer determined that, as of January 31, 2015, our internal control over financial reporting is effective.

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

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 20 contains certain information regarding our directors and executive officers. There is a family relationship between Caitlin Jeffs and Michael Thompson.  Directors serve until their successors are duly elected and qualified.

Table 20: Directors and officers

Name	Age	Position
Caitlin Jeffs	39	Director, Chief Executive Officer, President and Secretary
Michael Thompson	45	Director and Vice President of Exploration
Joao (John) da Costa	50	Director, Chief Financial Officer and Treasurer

Caitlin Jeffs, P. Geo.  Ms. Jeffs has been our director since October 2007 and our President, Chief Executive Officer and Secretary since April 21, 2008. She has more than ten years of experience as an exploration geologist.  Ms. Jeffs graduated from the University of British Columbia in 2002 with an honors bachelor of science in geology. She is a professional geologist on the register of the Association of Professional Geoscientists of Ontario. She worked for Placer Dome (CLA) Ltd. in Canada from February 2003 until May 2006 where she worked as both a project geologist managing drill programs for the exploration department at Placer Dome’s Musselwhite Mine in Northwestern Ontario and then as part of the generative team evaluating potential projects in Northwestern Ontario. Placer Dome (since acquired by Barrick Gold Corp. and Gold Corp.) was a major mining company with operations in North America, Australia, Africa and South America.  None of these companies is related to Red Metal. Ms. Jeffs was a self-employed consulting geologist from May 2006 to April 2007. She is one of the founders and the general manager of Fladgate Exploration Consulting Corporation, a firm of consulting geologists in Ontario, Canada, which provides its services to Red Metal. Since July 2012, Ms. Jeffs has been a director of Kesselrun Resources Ltd., a resource exploration company listed on the TSX Venture Exchange and focused on gold exploration in Ontario, Canada. She was a director of Trilogy Metals Inc., a resource exploration company listed on the TSX Venture Exchange, from July 2006 to May 2007.  She lives with Michael Thompson as a family.

Michael Thompson, P. Geo. Mr. Thompson has been our director since October 2007 and our Vice President of Exploration since April 2008. He has more than 13 years of experience as an exploration geologist.  Mr. Thompson graduated from the University of Toronto in 1997 with an honors bachelor of science in geology.  He is a professional geologist on the register of the Association of Professional Geoscientists of Ontario.  He worked in Canada for Teck Resources Ltd. from 1999 until 2002 as a project geologist managing exploration projects in Northwestern Ontario. From January 2003 until May 2006 he worked for Placer Dome (CLA) Ltd. as both a project geologist managing drill programs for the exploration department at Placer Dome’s Musselwhite Mine in Northwestern Ontario and then as part of the generative team evaluating potential projects in Northwestern Ontario. Teck Resources and Placer Dome (since acquired by Barrick Gold Corp. and Gold Corp.) are major mining companies with operations in North America, Australia, Africa and South America. None of these former employers is related to Red Metal. Mr. Thompson was a self-employed consulting geologist from May 2006 to April 2007.  He is one of the founders and the president of Fladgate Exploration Consulting Corporation, a firm of consulting geologists in Ontario, Canada, which provides its services to Red Metal.  Since July 2012 Mr. Thompson has been President, CEO and a director of Kesselrun Resources Ltd., a resource exploration company listed on the TSX Venture Exchange and focused on gold exploration in Ontario, Canada. Since October 2011 Mr. Thompson has been a director of Fairmont Resources Inc., a resource exploration company listed on the TSX Venture Exchange. He lives with Caitlin Jeffs as a family.

We believe that the extensive education and experience that Ms. Jeffs and Mr. Thompson have as geologists make them uniquely qualified to serve as directors of our Company.  Their knowledge of mining and geology provides them with the tools necessary to set goals for our business and to determine how those goals can be achieved.

Joao (John) da Costa. Mr. da Costa has been our director since May 2012 and our Chief Financial Officer and Treasurer since May 13, 2008.  Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services for both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  Red Metal is a client of Da Costa Management Corp. Currently, Mr. da Costa is a director, the Chief Financial Officer, Secretary and Treasurer of Triton Emission Solutions Inc., a publicly traded U.S. company, engaged in marketing of emission abatement technologies to marine industry. Mr. da Costa is also a director, the Chief Financial Officer and a Secretary of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange; a  director, the Chief Financial Officer and Secretary of Turquoise Capital Corp., a Capital Pool Company pursuant to the policies of the TSX Venture Exchange. From August 2006 until December 2011, Mr. da Costa served as the Treasurer of Rock City Energy Corp., an oil and gas exploration company previously reporting under the Exchange Act; and from October 2010 to May 2011, Mr. da Costa served as a director of Live Current Media Inc., a company that operated a number of e-commerce websites that was previously reporting under the Exchange Act. Mr. da Costa’s experience in accounting and as a director, Chief Financial Officer and Secretary of several publicly traded U.S. companies led us to conclude that he should be a director.

Significant Employees

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

Involvement in Certain Legal Proceedings

During the past ten years, none of Red Metal’s directors or officers has been:

•

a person against whom a bankruptcy petition was filed;

•

a general partner or executive officer of any partnership, corporation or business association against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•

convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or commodities trading or banking activities;

•

subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of (1) any court of competent jurisdiction, permanently or temporarily enjoining him or otherwise limiting him from acting, or (2) any Federal or State authority barring, suspending or otherwise limiting for more than 60 days his right to act, as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

•

found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•

any Federal or State securities or commodities law or regulation, or

•

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

•

any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Directors’ Compensation

Director’s compensation is described below in the Executive Compensation section.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended January 31, 2015, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Caitlin Jeffs Chief Executive Officer, President and Director	1(1)	1	nil
Michael Thompson Vice President of Exploration and Director	1(2)	1	nil

(1)

On February 28, 2014, we issued to Caitlin Jeffs options to purchase up to 300,000 shares of our common stock under our 2011 Equity Incentive Plan. The Form 4 required to be filed by Ms. Jeffs as a result of the grant of these options was filed on March 7, 2014.

(2)

On February 28, 2014, we issued to Michael Thompson options to purchase up to 300,000 shares of our common stock under our 2011 Equity Incentive Plan. The Form 4 required to be filed by Mr. Thompson as a result of the grant of these options was filed on March 7, 2014.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our code of ethics will be provided to any person without charge, upon request.  Requests should be in writing and addressed to Caitlin Jeffs, c/o Red Metal Resources Ltd., 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

Table 21: Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Caitlin Jeffs Chief Executive Officer, President and Secretary	2015 2014	nil nil	nil nil	nil nil	35,695(1) nil	nil nil	nil nil	4,113(2) 51,236(2)	39,808 51,236
Michael Thompson Vice President of Exploration	2015 2014	nil nil	nil nil	nil nil	35,695(1) nil	nil nil	nil nil	4,113(2) 51,236(2)	39,808 51,236
Joao (John) da Costa Chief Financial Officer and Treasurer	2015 2014	nil nil	nil nil	nil nil	35,695(1) nil	nil nil	nil nil	120,000(3) 100,000(3)	155,695 100,000

(1)

On February 28, 2014, we issued to Messrs. Thompson and da Costa, and to Ms. Jeffs options to purchase up to 300,000 shares of our common stock each (900,000 options in total) under our 2011 Equity Incentive Plan (the “Management Options”). The Management Options vested immediately upon issuance, are exercisable at $0.15 for a period of two years expiring on February 28, 2016. The cost assigned to the Management Options was calculated to be $35,695 ($107,085 in total) using the Black-Scholes option pricing model at the grant date.

(2)

Represents amounts we paid or accrued to Fladgate Exploration Consulting Corporation., of which Caitlin Jeffs and Michael Thompson are directors, for mineral exploration and corporate communication services.

(3)

Represents amounts we paid or accrued to Da Costa Management Corp., of which John da Costa is the principle, for accounting, administrative and management services.

Equity Awards

The following table provides information concerning stock awards for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of January 31, 2015.

Table 22: Option Awards

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date
Caitlin Jeffs Chief Executive Officer, President and Secretary	300,000	-	$0.15	Feb. 28, 2014	Feb. 28, 2016
Michael Thompson Vice President of Exploration	300,000	-	$0.15	Feb. 28, 2014	Feb. 28, 2016
Joao (John) da Costa Chief Financial Officer and Treasurer	300,000	-	$0.15	Feb. 28, 2014	Feb. 28, 2016

Director Compensation

Other than the compensation set out in the tables above, we have not paid compensation to our directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 23 presents, as of April 28, 2015, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days from April 28, 2015, are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Table 23: Security ownership

Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Security Ownership of Management
Common stock	Caitlin Jeffs 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	1,996,909(a)	5.92%
Common stock	Michael Thompson 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	386,191(b)	1.14%
Common stock	Fladgate Exploration Consulting Corp.(c) 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	330,087	0.99%
Common stock	Joao (John) da Costa 789 West Pender Street, Unit 810 Vancouver, BC V6C 1H2	1,043,691(d)	3.09%
	All officers and directors as a group	3,756,878	11.14%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common stock	Richard N. Jeffs Parcela 29, Perales Viejo Vallenar, III Region Chile	3,638,785	10.88%
Common stock	Robert Andjelic PO Box 69 Millarville, AB T0L 1K0	2,500,000	7.47%

(a)  1,996,909 shares listed as being held by Ms. Jeffs include options to purchase up to 300,000 shares of our common stock at initial exercise price of $0.15 per share which expire on February 28, 2016.

(b)  386,191 shares listed as being held by Mr. Thompson include options to purchase up to 300,000 shares of our common stock at initial exercise price of $0.15 per share which expire on February 28, 2016.

(c)  Fladgate Exploration Consulting Corporation is controlled by Caitlin Jeffs and Michael Thompson.

(d)  1,043,691 shares listed as being held by Mr. da Costa include 296,667 shares held by Da Costa Management Corp. of which Mr. da Costa is a principal of, and options to purchase up to 300,000 shares of our common stock at initial exercise price of $0.15 per share which expire on February 28, 2016.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of January 31, 2015, our most recent fiscal year end:

Table 24: Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,200,000	$0.15	2,095,697
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

On September 2, 2011, we adopted Red Metal Resources 2011 Equity Incentive Plan, as amended on May 18, 2012 (the “Plan”).  The purpose of the Plan is to benefit the company by enabling us to attract, retain and motivate officers, directors, employees and consultants by providing them with the opportunity, through grants of options to purchase our common stock, to acquire an increased proprietary interest in the Company.

As of January 31, 2015, we had 1,200,000 options issued and outstanding under the Plan.  For information relating to option grants made in February 2014 to our Named Executive Officers, see Item 11, “Executive Compensation”.

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

In the past we have not paid compensation to our Named Executive Officers, although we have paid and continue to pay fees to entities controlled by our Named Executive Officers for services rendered to us.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.  In the past we have granted options to purchase our common stock to our Named Executive Officers as compensation for the services they render to us in our day-to-day operations.  Grants of options allow us to conserve cash at the same time as they increase the proprietary interest of our Named Executive Officers in the company, thereby aligning their interests with those of our stockholders.  In the future, we may pay cash compensation to our Named Executive Officers and we may pay bonuses of cash or securities as a way of rewarding exceptional performance.  We did not pay bonuses during the fiscal year ended January 31, 2015.

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

Transactions with Related Persons

Since February 1, 2014, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Loans from Richard N. Jeffs

During the year ended January 31, 2015, we borrowed from Richard N. Jeffs, our major shareholder, $71,000 and CDN$15,000 ($13,622). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of January 31, 2015, we were indebted to Mr. Jeffs in the amount of $113,241 (2014 - $25,378), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $13,446 (2014 - $8,378). Subsequent to our year end, Mr. Jeffs advanced to us an additional $80,000, bringing the total principal amount payable to Mr. Jeffs under the loan agreements with him to $179,795.

Loans from Caitlin L. Jeffs

During the year ended January 31, 2015, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $6,220 and CDN$47,400 ($42,735). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of January 31, 2015, we were indebted to Ms. Jeffs in the amount of $248,564 (2014 - $204,730), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $35,079 (2014 - $20,140).

Loans from John da Costa

At January 31, 2015 we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and member of our Board of Directors, in the amount of $10,802 (2014 - $9,974), consisting of the full principal of the loan we received from Mr. da Costa prior to February 1, 2014, plus accrued interest of $2,302 (2014 - $1,474). We did not borrow any funds from Mr. da Costa during the year ended January 31, 2015.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the year ended January 31, 2015, we paid or accrued $120,000 to Da Costa Management for services provided by them.  This amount has been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. As of January 31, 2015, we were indebted to Da Costa Management Corp. in the amount of $445,601 for unpaid fees (2014 - $350,206).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company.  During the year ended January 31, 2015, we paid or accrued $4,113 to Fladgate for corporate communications services provided by them. This amount has been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. As of January 31, 2015, we were indebted to Fladgate in the amount of $317,089 for unpaid fees (2014 - $395,921).

In addition to the above transactions, during the year ended January 31, 2015, we issued to Fladgate a note payable for CAD$63,494 ($49,929) for advances we received from Fladgate in prior years. The note payable is subject to 8% interest compounded monthly, is unsecured and due on demand. At January 31, 2015 we were indebted to Fladgate in the amount of $117,202 (2014 - $67,781), consisting of the full principal of all loans we received from Fladgate prior to February 1, 2014, plus accrued interest of $18,214 (2014 - $11,671). We did not borrow any funds from Fladgate during the year ended January 31, 2015.

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet Limitada, and receive royalty payments from Minera Farellon, pursuant to our mineral property rental agreement with them. Richard N. Jeffs, our major shareholders is the principle of Minera Farellon Limitada, owning 50% of the company. During the year ended January 31, 2015, we paid or accrued $12,734 in rental fees and received $9,865 in royalty payments from small scale mining Minera Farellon conducted on our Farellon Alto 1-8 claim. As of January 31, 2015, we were indebted to Minera Farellon in the amount of $91,966 for unpaid fees (2014 - $94,099). Subsequent to our year end, we repaid approximately $26,500 of the amount due to Minera Farellon.

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

2015 - $23,215 - Dale Matheson Carr-Hilton Labonte LLP

2014 - $28,316 - Dale Matheson Carr-Hilton Labonte LLP

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2014 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015 - $1,785 - Dale Matheson Carr-Hilton Labonte LLP

2014 - $2,393 - Dale Matheson Carr-Hilton Labonte LLP

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2015 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2014 - $0 - Dale Matheson Carr-Hilton Labonte LLP

We do not have an audit committee.  Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

ITEM 15: EXHIBITS

See the index to financial statements on page 40

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Articles of Incorporation[1]
3.2	By-laws[1]
10.1	Red Metal Resources Ltd. 2011 Equity Incentive Plan[2]
10.2	Form of Agreement to Accept Shares of Common Stock for Monies Owed[3]
10.3	Memorandum (Minutes) of Understanding between Geoactiva Spa and Minera Polymet Limitada [4]
10.4	Extension of Memorandum of Understanding between Geoactiva Spa and Minera Polymet Limitada[5]
10.5	Unilateral Purchase Option Contract for Mining Properties: Minera Polymet Limitada to Geoactiva SpA, dated April 30, 2013 (English translation of text) [6]
10.6	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchel [7]
10.7	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation [8]
21	List of significant subsidiaries of Red Metal Resources Ltd.[9]
31.1	Certification of chief executive officer and president pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350
101

The following financial statements formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheet, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in stockholders’ deficit, and (v) the notes to the consolidated financial statements.

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

7 Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the  Securities and Exchange Commission on June 4, 2014.

8 Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014

9 Incorporated by reference from the registrant’s report on Form 10 filed with the Securities and Exchange Commission on February 12, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 1, 2015

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Caitlin Jeffs Caitlin Jeffs	Chief Executive Officer, (Principle Executive Officer) President, Secretary and Member of the Board of Directors	May 1, 2015

/s/ Joao (John) da Costa Joao (John) da Costa	Chief Financial Officer and director (Principle Financial and Accounting Officer) and Member of the Board of Directors	May 1, 2015

/s/ Michael Thompson Michael Thompson	Vice President of Exploration and Member of the Board of Directors	May 1, 2015