Form 10-Q
period 2015-04-30
RED METAL RESOURCES, LTD.
filed 2015-06-15
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 15, 2015, the number of shares of the registrant’s common stock outstanding was 33,456,969.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

	April 30, 2015	January 31, 2015
	(unaudited)
ASSETS
Current assets

Cash	$5,468	$4,440
Prepaids and other receivables	6,042	670
Total current assets	11,510	5,110

Equipment	4,588	4,775
Unproved mineral properties	691,734	640,653
Total assets	$707,832	$650,538

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$323,116	$340,037
Accrued liabilities	210,630	164,263
Due to related parties	908,930	892,495
Notes payable to related parties	622,321	489,809
Total liabilities	2,064,997	1,886,604

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000
33,456,969 issued and outstanding at April 30, 2015 and January 31, 2015	33,457	33,457
Additional paid in capital	6,730,380	6,730,380
Deficit	(8,104,117)	(8,013,633)
Accumulated other comprehensive (loss) income	(16,885)	13,730
Total stockholders' deficit	(1,357,165)	(1,236,066)
Total liabilities and stockholders' deficit	$707,832	$650,538

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	April 30,
	2015	2014

Operating expenses
Administration	$9,294	$12,790
Advertising and promotion	2,386	7,681
Amortization	356	655
Automobile	734	1,209
Bank charges	1,734	930
Consulting fees	30,000	30,000
Interest on current debt	18,894	14,544
IVA expense	(50)	(34)
Mineral exploration costs	3,179	3,258
Office	2,431	2,880
Professional fees	2,074	3,458
Rent	2,654	2,957
Regulatory	2,880	3,709
Travel and entertainment	-	216
Salaries, wages and benefits	14,176	12,347
Stock based compensation	-	146,901
Foreign exchange loss (gain)	(700)	187
Write-down of unproved mineral properties	3,401	2,265
	93,443	245,953

Other items
Gain on mineral property option payment	-	27,687
Recovery of mineral exploration costs	2,959	3,002
Net loss	(90,484)	(215,264)

Foreign exchange translation	(30,615)	(7,630)
Comprehensive loss	$(121,099)	$(222,894)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	33,456,969	32,956,969

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2014	32,956,969	$32,957	$6,563,101	$(7,481,121)	$52,003	$(833,060)

Stock options	-	-	146,901	-	-	146,901
Net loss for the three months ended April 30, 2014	-	-	-	(215,264)	-	(215,264)
Foreign exchange translation	-	-	-	-	(7,630)	(7,630)

Balance at April 30, 2014	32,956,969	32,957	6,710,002	(7,696,385)	44,373	(909,053)

Stock options	-	-	(4,122)	-	-	(4,122)
Stock issued for property	500,000	500	24,500	-	-	25,000
Net loss for the nine months ended January 31, 2015	-	-	-	(317,248)	-	(317,248)
Foreign exchange translation	-	-	-		(30,643)	(30,643)

Balance at January 31, 2015	33,456,969	33,457	6,730,380	(8,013,633)	13,730	(1,236,066)

Net loss for the three months ended April 30, 2015	-	-	-	(90,484)	-	(90,484)
Foreign exchange translation	-	-	-	-	(30,615)	(30,615)

Balance at April 30, 2015	33,456,969	$33,457	$6,730,380	$(8,104,117)	$(16,885)	$(1,357,165)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	April 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(90,484)	$(215,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of unproved mineral properties	3,401	2,265
Amortization	356	655
Stock based compensation	-	146,901
Gain on mineral property option payment	-	(27,687)

Changes in operating assets and liabilities:
Prepaids and other receivables	(5,275)	(453)
Accounts payable	(19,860)	7,748
Accrued liabilities	11,248	24,461
Due to related parties	(11,551)	52,921
Notes payable to related parties	10,689	6,324

Net cash used in operating activities	(101,476)	(2,129)

Cash flows provided by (used in) investing activities:
Option payments received on mineral properties	-	50,000
Acquisition of unproved mineral properties	(276)	(18,921)

Net cash provided by (used in) investing activities	(276)	31,079

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	104,991	18,000

Net cash provided by financing activities	104,991	18,000

Effects of foreign currency exchange	(2,211)	1,062

Increase in cash	1,028	48,012

Cash, beginning	4,440	3,508

Cash, ending	$5,468	$51,520

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing transactions:
Changes in accrued mineral property taxes	$29,592	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2015	January 31, 2015

Due to a company owned by an officer (a)	$482,081	$445,601
Due to a company controlled by directors (b)	336,494	317,089
Due to a company controlled by a major shareholder (a)	51,125	91,966
Due to a major shareholder (a)	39,230	37,839
Total due to related parties	$908,930	$892,495

Note payable to the Chief Executive Officer (“CEO”) (c)	$266,504	$248,564
Note payable to the Chief Financial Officer (“CFO”) (c)	11,014	10,802
Note payable to a major shareholder (c)	219,403	113,241
Note payable to a company controlled by directors (c)	125,400	117,202
Total notes payable to related parties	$622,321	$489,809

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the three months ended April 30, 2015, the Company accrued $10,689 (2014 - $6,324) in interest expense on the notes payable to related parties. During the same time, the Company accrued $4,095 (2014 - $4,219) in interest expense on trade accounts payable with related parties.

Transactions with Related Parties

During the three months ended April 30, 2015 and 2014, the Company incurred the following expenses with related parties:

	April 30, 2015	April 30, 2014

Consulting fees paid or accrued to a company owned by the CFO	$30,000	$30,000
Advertising and promotion fees paid or accrued to a company controlled by two directors	$--	$4,113
Rent fees paid or accrued to a company controlled by a major shareholder	$2,654	$2,957
Royalty revenue earned from a company controlled by a major shareholder	$--	$3,002

NOTE 3 - UNPROVED MINERAL PROPERTIES

Mineral Claims	January 31, 2015	Additions/ Payments	Property Taxes Paid/ Accrued	Write- down	Effect of foreign currency translation	April 30, 2015
Farellon Project
Farellon Alto 1-8(1)	$416,430	$--	$3,723	$--	$15,073	$435,226
Cecil	41,729	--	1,572	--	1,568	44,869
Quina	24,409	--	1,731	--	934	27,074
	482,568	--	7,026	--	17,575	507,169

Perth Project	--	--	16,456	--	341	16,797

Mateo Project
Margarita	20,107	--	386	--	748	21,241
Che	21,343	--	524	--	796	22,663
Irene	36,213	--	414	--	1,340	37,967
Mateo	80,422	--	10,076	(8,415)	3,814	85,897
	158,085	--	11,400	(8,415)	6,698	167,768
Total Costs	$640,653	$--	$34,882	$(8,415)	$24,614	$691,734

(1) During the three months period ended April 30, 2015, the Company received $2,959 in royalty payments from a minerals extracted during the small scale mining operations that were carried out by a third-party; these payments were recorded as recovery of mineral exploration costs. During the same period the Company paid $2,959 in royalty payments to the original vendor of the Farellon Alto 1-8, which were recorded as part of mineral exploration costs.

NOTE 4 - EQUIPMENT

Amortization schedule for the equipment:

	April 30, 2015	January 31, 2015
Book value	$4,775	$8,949
Amortization	(356)	(2,137)
Effect of foreign exchange translation	169	(2,037)
Equipment	$4,588	$4,775

The equipment consists of a truck that is used for daily operations and is amortized on a declining balance basis at 30% over its useful life.

NOTE 5 - COMMON STOCK

During the three months ended April 30, 2015, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

Number of Warrants
Balance, January 31, 2015	267,335
Expired	(267,335)
Balance, April 30, 2015	--

During the three months ended April 30, 2015, all warrants expired unexercised.

Options

On February 28, 2014, the Company granted 1,200,000 options to purchase shares of its common stock to certain officers, directors, consultants and employees. The Chief Executive Officer, Chief Financial Officer, and Vice President of Exploration were each granted options to purchase up to 300,000 shares of the Company’s common stock. The options vested upon grant and are exercisable at $0.15 for a term of two years.

At April 30, 2015, all options remained unexercised. The weighted average life of the options was 0.83 years and the weighted average exercise price was $0.15.

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, our subsidiary, Minera Polymet Limitada, has one employee in Chile and engages part time assistants during our exploration programs. Most of our support - such as vehicles, office and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on three of our mineral claims - Farellon Alto 1-8, Quina 1 - 56, and Che. These royalties are payable once exploitation begins. We are also required to pay property taxes that are due annually on all the claims that are included in our properties.

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

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at the three months ended April 30, 2015, to the year ended January 31, 2015.

Table 1: Comparison of financial condition

	April 30, 2015	January 31, 2015
Working capital deficit	$(2,053,487)	$(1,881,494)
Current assets	$11,510	$5,110
Unproved mineral properties	$691,734	$640,653
Total liabilities	$2,064,997	$1,886,604
Common stock and additional paid in capital	$6,763,837	$6,763,837
Deficit	$(8,104,117)	$(8,013,633)
Accumulated other comprehensive (loss) income	$(16,885)	$13,730

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 2: Summary of quarterly results (July 31, 2014 - April 30, 2015)

	July 31, 2014	October 31, 2014	January 31, 2015	April 30, 2015
Net income/(loss)	$(103,803)	$(91,825)	$(121,620)	$(90,484)
Basic and diluted income/(loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Table 3: Summary of quarterly results (July 31, 2013 - April 30, 2014)

	July 31, 2013	October 31, 2013	January 31, 2014	April 30, 2014
Net income /(loss)	$(151,343)	$43,139	$(140,004)	$(215,264)
Basic and diluted income/(loss) per share	$(0.01)	$0.00	$(0.00)	$(0.01)

During the past eight fiscal quarters we maintained our exploration and operating activities at low levels. Following are the most significant events that affected our quarterly financial results:

•

During the quarter ended July 31, 2013, we filed an amendment to our registration statement that was originally filed in May 2011, which resulted in an increase to our legal fees.

•

During the quarter ended October 31, 2013, we reached an agreement with certain debt holders to pay $750,000 in debt owed to them with 15,000,000 shares of our common stock at $0.05 per share. The conversion was recorded at $0.04 per share, the market price of our common stock on the date of the transaction, which resulted in gain on settlement of debt of $150,000. This gain was partially offset by legal and regulatory fees associated with the registration statement on Form S-1 that we filed with Securities and Exchange Commission in order to register these shares.

•

During the quarter ended April 30, 2014 our net loss was affected by $146,901 we recorded on stock based compensation when we issued options to purchase up to 1,200,000 shares of our common stock to our executives, consultants and employees. This increase was partially offset by the gain we recorded on the option payment we received from Geoactiva pursuant to our Option Agreement with the company. In August 2014 Geoactiva cancelled the Option Agreement, which ended any future revenue streams from this source.

Selected Financial Results

THREE MONTHS ENDED APRIL 30, 2015 AND 2014

Our operating results for the three months ended April 30, 2015 and 2014, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Summary of operating results

	Three months ended April 30,		Changes between the periods ended April 30, 2015
	2015	2014	and 2014

Operating expenses	$93,443	$245,953	$(152,510)
Other items:
Gain on mineral property option payment received	-	(27,687)	27,687
Recovery of mineral exploration costs	(2,959)	(3,002)	43
Net loss	(90,484)	(215,264)	(124,780)
Foreign exchange translation	(30,615)	(7,630)	(22,985)
Comprehensive loss	$(121,099)	$(222,894)	$(101,795)

Revenue. We did not generate any revenue during the three month period ended April 30, 2015 and 2014. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses decreased by $152,510, or 62%, from $245,953 for the three month period ended April 30, 2014 to $93,443 for the three month period ended April 30, 2015. The decrease in operating expenses was in large part associated with the stock based compensation we recorded during the period ended April 30, 2014 associated with the stock options we issued to our officers, directors, consultants and employees.

Our operating expenses for the three months ended April 30, 2015 and 2014 consisted of the following:

Table 5: Detailed changes in operating expenses

	Three months ended April 30,		Changes between the periods ended April 30, 2015
	2015	2014	and 2014
Operating expenses
Administration	$9,294	$12,790	$(3,496)
Advertising and promotion	2,386	7,681	(5,295)
Amortization	356	655	(299)
Automobile	734	1,209	(475)
Bank charges	1,734	930	804
Consulting fees	30,000	30,000	-
Interest on current debt	18,894	14,544	4,350
IVA expense	(50)	(34)	(16)
Mineral exploration costs	3,179	3,258	(79)
Office	2,431	2,880	(449)
Professional fees	2,074	3,458	(1,384)
Rent	2,654	2,957	(303)
Regulatory	2,880	3,709	(829)
Travel and entertainment	-	216	(216)
Salaries and wages	14,176	12,347	1,829
Stock based compensation	-	146,901	(146,901)
Foreign exchange loss	(700)	187	(887)
Write-down of unproved mineral properties	3,401	2,265	1,136
Total operating expenses	$93,443	$245,953	$(152,510)

The most significant year-to-date changes included the following:

•

During the three month ended April 30, 2014 we granted options to purchase up to 1,200,000 shares of our common stock to certain officers, directors, consultants and employees, which resulted in stock-based compensation expense of $146,901. We did not have similar transactions during the three month ended April 30, 2015.

•

Our advertising and promotion expenses decreased by $5,295 or 69% from $7,681 we incurred during the three months ended April 30, 2014 to $2,386 we incurred during the three months ended April 30, 2015. The decrease was associated with our continued efforts to control our overhead costs. In addition, our professional and regulatory fees incurred during the three months ended April 30, 2015 decreased by $1,384 and $829, respectively, as compared to the three months ended April 30, 2014.

•

During the three month period ended April 30, 2015 we wrote down a claim within our Mateo property, which resulted in the write off of the cash acquisition fees totaling $3,401.

•

Our salaries and wages increased by $1,829 which resulted from the restructuring of the administrative services within our Chilean subsidiary.

•

To continue our operations we were required to incur additional debt with our related parties, which resulted in $4,350 increase to the interest on current debt.

Other items. During the three months ended April 30, 2015, we continued renting our Farellon Alto 1-8 claim to Mr. Mitchell, who was carrying out small scale mining operations on the claim. Pursuant to our rental agreement, Mr. Mitchell was obligated to pay us 5% royalty on the amounts generated from the net smelter returns, which we recorded as the recovery of mineral exploration costs. During the three months ended April 30, 2015 we received $2,959 in royalties as compared to $3,002 we received during the three month period ended April 30, 2014, when the small scale mining operation was carried out by Minera Farellon Limitada (please see more detailed discussion under the “Unproved mineral properties” section of this Quarterly Report on Form 10-Q).

During the three month period ended April 30, 2014, we recorded a gain on mineral property option payments in the amount of $27,687 when we received a third option payment from Geoactiva. The gain represented the excess over the carrying value of the Perth property at the date of the payment. Since Geoactiva terminated the Option agreement during the third quarter of our fiscal 2015, we did not have similar transactions during the period ended April 30, 2015.

Comprehensive loss. Our comprehensive loss for the three month period ended April 30, 2015 was $121,099 as compared to the comprehensive loss of $222,894 we recorded for the three month period ended April 30, 2014. The $101,795 decrease in comprehensive loss was mainly associated with the decrease in our current operations, which was partially offset by changes in the foreign exchange translation associated with revaluation of the transactions denominated in other than our functional currencies.

Liquidity

GOING CONCERN

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At April 30, 2015, we had a working capital deficit of $2,053,487 and accumulated losses of $8,104,117 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties, geological services and option payments.

THREE MONTHS ENDED APRIL 30, 2015 AND 2014

Table 6 summarizes our sources and uses of cash for the three months ended April 30, 2015 and 2014.

Table 6:  Summary of sources and uses of cash

	April 30,
	2015	2014
Net cash used in operating activities	$(101,476)	$(2,129)
Net cash provided by (used in) investing activities	(276)	31,079
Net cash provided by financing activities	104,991	18,000
Effect of foreign currency exchange	(2,211)	1,062
Net increase in cash	$1,028	$48,012

Net cash used in operating activities. During the three months ended April 30, 2015, we used net cash of $101,476 in operating activities. We used $86,727 to cover our cash operating costs, increase our prepaid expenses by $5,275, and reduce our accounts payable and amounts payable to related parties by $19,860 and $11,551, respectively. These uses of cash were offset by increases in our accrued liabilities of $11,248 and $10,689 we recorded in accrued interest on notes payable to related parties.

During the three months ended April 30, 2014, we used net cash of $2,129 in operating activities. We used $93,130 to cover our cash operating costs and increase our prepaid expenses by $453. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $7,748 and $24,461, respectively, as well as increases in the amounts payable due to related parties of $52,921. In addition, we recorded $6,324 in accrued interest on notes payable to related parties.

Certain non-cash changes in operating assets and liabilities. During the three months ended April 30, 2015, we wrote off $3,401 in mineral property acquisition costs.

During the three months ended April 30, 2014, we recorded $146,901 as stock based compensation on the grant of options to purchase up to 1,200,000 shares of our common stock to certain officers, directors, consultants and employees. We also recorded a $27,687 gain on the mineral property option payment we received from Geoactiva pursuant to the Property Option Agreement with the company.

Net cash used in investing activities. During the three months ended April 30, 2015, we spent $276 acquiring mineral claims.

During the three months ended April 30, 2014, we spent $18,921 acquiring mineral claims. During the same period we received $50,000 from Geoactiva pursuant to the Property Option Agreement, of which $27,687 represented gain on mineral property options in excess over the carrying value of the Perth property.

Certain non-cash investing activities. During the three month period ended April 30, 2015, we accrued $34,606 in mineral property taxes payable on our active properties. This amount  was offset by $5,014 decrease in accrued mineral taxes payable when we wrote off a claim within our Mateo property.

Net cash provided by financing activities. During the three months ended April 30, 2015, we borrowed $90,000 and CAD$15,000 ($12,392) from a significant shareholder and CAD$3,150 ($2,599) from our CEO.

During the three months ended April 30, 2014, we borrowed $18,000 from a significant shareholder.

Unproved mineral properties

Table 7: Active properties

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

Farellon Property.

On May 23, 2013, we entered into a rental agreement with Minera Farellon Limitada (“Minera Farellon”), to allow Minera Farellon to conduct certain exploration and mining activities on the Farellon Alto 1-8 claims in exchange for a 10% royalty on gross smelter returns. This agreement was amended on June 5, 2014, when Polymet gave the permission to conduct certain exploration and mining activities on Farellon Alto 1 - 6 claims directly to Kevin Mitchell, leaving Minera Farellon the right to work on Farellon Alto 7 - 8 claims. And on October 21, 2014, the agreement was further amended to transfer the right to mine Farellon Alto 7 - 8 claims from Minera Farellon to Kevin Mitchell. In addition, the Company decreased the royalty on gross smelter returns payable by Mr. Mitchell from initial 10% to 5%.

Since January 2015 Mr. Mitchell increased the development of the mine to 75 meters reaching a level of approximately 35 metres vertical depth from surface.  As of the date of this report on Form 10-Q, the production has reached a sulphide zone of the mine and both copper and gold are being sold to ENAMI (the Chilean national mining company).  Since January 2015 1,079 tonnes of oxide ore with an average grade of 1.33% copper have been sold and a further 1,128 tonnes of sulphide ore with an average grade of 1.49% copper and 0.21 g/t gold have been sold.

The work done on the Farellon Claim by Mr. Mitchell resulted in $2,959 royalty payments from gross smelter returns during the three month period ended April 30, 2015, which we recorded as the recovery of mineral exploration costs. At the same time we paid the original vendor of the Farellon Alto 1-8 claim equivalent amount in royalty payments required under the original option agreement to acquire the claim.

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

Contingencies and commitments

We had no contingencies at April 30, 2015.

As of the date of the filing this Quarterly Report we have the following long-term contractual obligations and commitments:

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

•

Mineral property taxes. To keep our mineral claims in good standing we are required to pay mineral property taxes of approximately $36,000 per annum.

Equity financing

During the period covered by this Quarterly Report on From 10-Q we did not engage in financing of our operations through issuance of our equity securities and relied solely on the debt financing.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financings, the issuance of additional shares will result in dilution to our existing shareholders.

Debt financing

During the period covered by this Quarterly Report on From 10-Q we borrowed a total of $108,021 from related parties.

Challenges and risks

Over the next twelve months we anticipate generating cash through minimal royalty payments pursuant to our rental agreement with Mr. Mitchell. This cash will not be adequate to support our current operations. We plan to continue funding our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general worldwide downturn of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. We may consider entering into joint venture partnerships with other resource companies to complete a mineral exploration programs on our properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at April 30, 2015, we owed approximately $1.5 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-party transactions

During the three month period ended April 30, 2015, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Richard N. Jeffs

During the three month period ended April 30, 2015  we borrowed from Richard N. Jeffs, our major shareholder, $90,000 and CAD$15,000 ($12,392). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of April 30, 2015, we were indebted to Mr. Jeffs in the amount of $219,403 (January 31, 2015 - $113,241), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $16,648 (January 31, 2015 - $13,446). Subsequent to the quarter end, Mr. Jeffs advanced to us an additional $3,030, bringing the total principal amount payable to Mr. Jeffs under the loan agreements with him to $222,433.

Loans from Caitlin L. Jeffs

During the three month period ended April 30, 2015, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors CAD$3,150 ($2,599). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of April 30, 2015, we were indebted to Ms. Jeffs in the amount of $266,504 (January 31, 2015 - $248,564), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $41,623 (January 31, 2015 - $35,079).

Loans from John da Costa

At April 30, 2015, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and member of our Board of Directors, in the amount of $11,014 (January 31, 2015 - $10,802), consisting of the full principal of the loan we received from Mr. da Costa in Fiscal 2012, plus accrued interest of $2,514 (January 31, 2015 - $2,302). We did not borrow any funds from Mr. da Costa during the three month period ended April 30, 2015.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the three month period ended April 30, 2015, we paid or accrued $30,000 to Da Costa Management for services provided by them.  As of January 31, 2015, we were indebted to Da Costa Management Corp. in the amount of $482,081 for unpaid fees (January 31, 2015 - $445,601).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company.  We did not have any transactions with Fladgate during the three month period ended April 30, 2015. As of April 30, 2015, we were indebted to Fladgate in the amount of $336,494 for unpaid fees (January 31, 2015 - $317,089).

In addition to the above transactions, at April 30, 2015 we were indebted to Fladgate in the amount of $125,400 (January 31, 2015 - $117,202), consisting of the full principal of all loans we received from Fladgate plus accrued interest of $21,528 (January 31, 2015 - $18,214). We did not borrow any funds from Fladgate during the three months ended April 30, 2015.

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet Limitada. During the three months ended April 30, 2015, we paid or accrued $2,654 in rental fees and repaid approximately $26,500 in advances we received from Minera Farellon in prior years. As of April 30, 2015, we were indebted to Minera Farellon in the amount of $51,125 for unpaid fees (January 31, 2015 - $91,966).

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

Financial instruments

Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and accrued mineral property costs. The fair value of these financial instruments approximates their carrying values due to their short maturities.

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

Item 1a.  Risk Factors.

We incorporate by reference the Risk Factors included at Item 1A in the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on May 1, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following table sets forth the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
10.1	Memorandum (Minutes) of Understanding between Geoactiva Spa and Minera Polymet Limitada [3]
10.2	Extension of Memorandum of Understanding between Geoactiva Spa and Minera Polymet Limitada[4]
10.3	Unilateral Purchase Option Contract for Mining Properties: Minera Polymet Limitada to Geoactiva SpA, dated April 30, 2013 (English translation of text) [5]
10.4	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchel [6]
10.5	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation [7]
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015, formatted in XBRL:

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

(3) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2013.

(4) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2013.

(5) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013.

(6) Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the  Securities and Exchange Commission on June 4, 2014.

(7) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014.

(8) Incorporated by reference from the registrant’s report on Form 10 filed with the Securities and Exchange Commission on February 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 15, 2015

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer