Form 10-Q
period 2015-07-31
RED METAL RESOURCES, LTD.
filed 2015-09-14
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2015

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 11, 2015, the number of shares of the registrant’s common stock outstanding was 33,456,969.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

	July 31, 2015	January 31, 2015
	(unaudited)
ASSETS
Current assets

Cash	$5,069	$4,440
Prepaids and other receivables	6,055	670
Total current assets	11,124	5,110

Equipment	3,858	4,775
Unproved mineral properties	661,800	640,653
Total assets	$676,782	$650,538

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$333,921	$340,037
Accrued liabilities	173,965	164,263
Due to related parties	900,710	892,495
Notes payable	16,747	-
Notes payable to related parties	670,756	489,809
Total liabilities	2,096,099	1,886,604

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000
33,456,969 issued and outstanding at July 31, 2015 and January 31, 2015	33,457	33,457
Additional paid in capital	6,730,380	6,730,380
Deficit	(8,194,523)	(8,013,633)
Accumulated other comprehensive income	11,369	13,730
Total stockholders' deficit	(1,419,317)	(1,236,066)
Total liabilities and stockholders' deficit	$676,782	$650,538

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Operating expenses
Administration	$14,301	$12,856	$23,595	$25,646
Advertising and promotion	3,139	5,086	5,525	12,767
Amortization	337	627	693	1,282
Automobile	(2,319)	1,236	(1,585)	2,445
Bank charges	2,214	733	3,948	1,663
Consulting fees	30,000	35,517	60,000	65,517
Interest on current debt	21,127	16,981	40,021	31,525
IVA expense	(1,223)	(43)	(1,273)	(77)
Mineral exploration costs	6,470	6,876	9,649	10,134
Office	2,443	2,749	4,874	5,629
Professional fees	7,592	5,795	9,666	9,253
Rent	2,617	2,978	5,271	5,935
Regulatory	1,562	2,911	4,442	6,620
Travel and entertainment	180	-	180	216
Salaries, wages and benefits	12,186	12,439	26,362	24,786
Stock based compensation	-	-	-	146,901
Foreign exchange loss (gain)	(213)	77	(913)	264
Write-down of unproved mineral properties	-	-	3,401	2,265
	100,413	106,818	193,856	352,771

Other items
Gain on mineral property option payment	-	-	-	27,687
Recovery of mineral exploration costs	10,007	3,015	12,966	6,017
Net loss	(90,406)	(103,803)	(180,890)	(319,067)

Foreign exchange translation	28,254	(1,406)	(2,361)	(9,036)
Comprehensive loss	$(62,152)	$(105,209)	$(183,251)	$(328,103)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	33,456,969	32,956,969	33,456,969	32,956,969

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2014	32,956,969	$32,957	$6,563,101	$(7,481,121)	$52,003	$(833,060)

Stock options	-	-	146,901	-	-	146,901
Net loss for the six months ended July 31, 2014	-	-	-	(319,067)	-	(319,067)
Foreign exchange translation	-	-	-	-	(9,036)	(9,036)

Balance at July 31, 2014	32,956,969	32,957	6,710,002	(7,800,188)	42,967	(1,014,262)

Stock options	-	-	(4,122)	-	-	(4,122)
Stock issued for property	500,000	500	24,500	-	-	25,000
Net loss for the six months ended January 31, 2015	-	-	-	(213,445)	-	(213,445)
Foreign exchange translation	-	-	-	-	(29,237)	(29,237)

Balance at January 31, 2015	33,456,969	33,457	6,730,380	(8,013,633)	13,730	(1,236,066)

Net loss for the six months ended July 31, 2015	-	-	-	(180,890)	-	(180,890)
Foreign exchange translation	-	-	-	-	(2,361)	(2,361)

Balance at July 31, 2015	33,456,969	$33,457	$6,730,380	$(8,194,523)	$11,369	$(1,419,317)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	July 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(180,890)	$(319,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of unproved mineral properties	3,401	2,265
Amortization	693	1,282
Stock based compensation	-	146,901
Gain on mineral property option payment	-	(27,687)

Changes in operating assets and liabilities:
Prepaids and other receivables	(5,800)	(3,523)
Accounts payable	(519)	24,649
Accrued liabilities	10,963	11,719
Due to related parties	25,901	85,086
Notes payable to related parties	23,815	14,648

Net cash used in operating activities	(122,436)	(63,727)

Cash flows provided by (used in) investing activities:
Option payments received on mineral properties	-	50,000
Acquisition of unproved mineral properties	(59,531)	(38,137)

Net cash provided by (used in) investing activities	(59,531)	11,863

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	167,576	55,522
Cash received on issuance of notes payable	16,619	-

Net cash provided by financing activities	184,195	55,522

Effects of foreign currency exchange	(1,599)	3,049

Increase in cash	629	6,707

Cash, beginning	4,440	3,508

Cash, ending	$5,069	$10,215

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing transactions:
Changes in accrued mineral property taxes	$4,682	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2015	January 31, 2015

Due to a company owned by an officer (a)	$501,294	$445,601
Due to a company controlled by directors (b)	316,206	317,089
Due to a company controlled by a major shareholder (a)	47,524	91,966
Due to a major shareholder (a)	35,686	37,839
Total due to related parties	$900,710	$892,495

Note payable to the Chief Executive Officer (“CEO”) (c)	$262,115	$248,564
Note payable to the Chief Financial Officer (“CFO”) (c)	11,237	10,802
Note payable to a major shareholder (c)	278,559	113,241
Note payable to a company controlled by directors (c)	118,845	117,202
Total notes payable to related parties	$670,756	$489,809

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the six months ended July 31, 2015, the Company accrued $23,687 (July 31, 2014 - $14,648) in interest expense on the notes payable to related parties. During the same time, the Company accrued $7,451 (July 31, 2014 - $8,679) in interest expense on trade accounts payable with related parties.

Transactions with Related Parties

During the six months ended July 31, 2015 and 2014, the Company incurred the following expenses with related parties:

	July 31, 2015	July 31, 2014

Consulting fees paid or accrued to a company owned by the CFO	$60,000	$60,000
Advertising and promotion fees paid or accrued to a company controlled by two directors	$--	$4,113
Rent fees paid or accrued to a company controlled by a major shareholder	$5,271	$5,953
Royalty revenue earned from a company controlled by a major shareholder	$--	$6,017

NOTE 3 - UNPROVED MINERAL PROPERTIES

Mineral Claims	January 31, 2015	Additions/ Payments	Property Taxes Paid/ Accrued	Write- down	Effect of foreign currency translation	July 31, 2015
Farellon Project
Farellon Alto 1-8(1)	$416,430	$--	$3,773	$--	$(24,255)	$395,948
Cecil	41,729	--	1,597	--	(2,487)	40,839
Quina	24,409	--	1,759	--	(1,514)	24,654
Exeter	--	27,708	1,628	--	(1,526)	27,810
	482,568	27,708	8,757	--	(29,782)	489,251

Perth Project	--	--	16,413	--	(1,174)	15,239

Mateo Project
Margarita	20,107	--	392	--	(1,171)	19,328
Che	21,343	--	532	--	(1,252)	20,623
Irene	36,213	--	420	--	(2,090)	34,543
Mateo	80,422	--	15,005	(8,415)	(4,196)	82,816
	158,085	--	16,349	(8,415)	(8,709)	157,310
Total Costs	$640,653	$27,708	$41,519	$(8,415)	$(39,665)	$661,800

(1)

During the six month period ended July 31, 2015, the Company received $12,966 in royalty payments from a minerals extracted during the small scale mining operations that were carried out by a third-party; these payments were recorded as recovery of mineral exploration costs. During the same period the Company paid $8,698 in royalty payments to the original vendor of the Farellon Alto 1-8, which were recorded as part of mineral exploration costs.

Farellon Project

On June 3, 2015, the subsidiary of the Company entered into an option agreement (the “Option Agreement”), made effective on June 15, 2015, with an unrelated party (the “Vendor”), to earn 100% interest in a mining exploration concession Exeter 1-54 (the “Exeter claim”).

In order to acquire 100% interest in the Exeter claim, the Company is required to pay a total of $150,000 as outlined in the following schedule:

Option Payment
Upon execution of the Option Agreement (“Execution date”)(paid)	$25,000
On or before May 12, 2016	25,000
On or before May 12, 2017	25,000
On or before May 12, 2018	25,000
On or before May 12, 2019	50,000
Total	$150,000

All of the above payments shall be made only if the Company wishes to keep the Option Agreement in force and finally to exercise the option to purchase.

In addition to the option payments, the Vendor will retain a 1.5% royalty from net smelter returns (“NSR”) on the Exeter claim, which the Company may buy out for a one-time payment of $750,000 any time after acquiring 100% of the Exeter claim. Should the Company choose to mine the Exeter claim prior to acquiring the option, the Company will be obligated to pay a minimum monthly royalty of $2,500 up to 5,000 tonnes, and a further $0.25 for every additional tonne mined.

NOTE 4 - EQUIPMENT

Amortization schedule for the equipment:

	July 31, 2015	January 31, 2015
Book value	$4,775	$8,949
Amortization	(693)	(2,137)
Effect of foreign exchange translation	(224)	(2,037)
Equipment	$3,858	$4,775

The equipment consists of a truck that is used for daily operations and is amortized on a declining balance basis at 30% over its useful life. During the second quarter of the Fiscal 2016 the Company was leasing the truck to a third party on a month-to-month basis at approximately $1,000 per month (650,000 Chilean Pesos).

NOTE 5 - COMMON STOCK

During the six months ended July 31, 2015, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

Number of Warrants
Balance, January 31, 2015	267,335
Expired	(267,335)
Balance, July 31, 2015	--

During the six months ended July 31, 2015, all warrants expired unexercised.

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

At July 31, 2015, all options remained unexercised. The weighted average life of the options was 0.58 years and the weighted average exercise price was $0.15.

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

•

political changes in Chile, which could affect our interests there; and / or

•

other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, our subsidiary, Minera Polymet Limitada, has one employee in Chile and engages independent consultants on as needed basis. Most of our support - such as vehicles, office and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on four of our mineral claims - Farellon Alto 1-8, Quina 1 - 56, Exeter 1 - 54, and Che. These royalties are payable once exploitation begins. We are also required to pay property taxes that are due annually on all the claims that are included in our properties.

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

Recent corporate events

The following corporate developments have occurred during the second quarter ended July 31, 2015, and up to the date of the filing of this report:

Option to acquire Exeter Claim

On June 3, 2015, our subsidiary, Minera Polymet, entered into an option agreement, made effective on June 15, 2015, with Minera Stamford S.A., an unrelated company, to earn a 100% interest in a mining exploration concession Exeter 1-54. For further information about this transaction, see the discussion titled “Option to acquire Exeter Claim” included in the “Unproved Mineral Properties” section of this Quarterly Report on Form 10-Q.

Farellon Property production

As of July 31, 2015, the Production on Farellon Alto 1 - 8 claim was carried out within the sulphide zone with copper, silver and gold being sold to ENAMI.  For the months of June and July, 2015 a total of 1,469 tonnes have been sold to ENAMI with an average grade of 1.89% copper, 2.89 g/t silver, and 0.23 g/t gold.

The main target of the current development is an area intersected in the 2011 and 2013 drilling campaigns, specifically intercepts in drill holes FAR-11-001 of 3.95% Cu and 0.53 g/t Au over 8 meters, FAR-13-002 of 2.15% Cu and 0.28 g/t Au over 7 meters and FAR-13-001 of 0.70% Cu and 0.20 g/t Au over 6 meters including 1.25% Cu and 0.34 g/t Au over 2 meters.

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at the six months ended July 31, 2015, to the year ended January 31, 2015.

Table 1: Comparison of financial condition

	July 31, 2015	January 31, 2015
Working capital deficit	$(2,084,975)	$(1,881,494)
Current assets	$11,124	$5,110
Unproved mineral properties	$661,800	$640,653
Total liabilities	$2,096,099	$1,886,604
Common stock and additional paid in capital	$6,763,837	$6,763,837
Deficit	$(8,194,523)	$(8,013,633)
Accumulated other comprehensive income	$11,369	$13,730

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 2: Summary of quarterly results (October 31, 2014 - July 31, 2015)

	October 31, 2014	January 31, 2015	April 30, 2015	July 31, 2015
Net income/(loss)	$(90,825)	$(121,620)	$(90,484)	$(90,406)
Basic and diluted income/(loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Table 3: Summary of quarterly results (October 31, 2013 - July 31, 2014)

	October 31, 2013	January 31, 2014	April 30, 2014	July 31, 2014
Net income/(loss)	$43,139	$(140,004)	$(215,264)	$(103,803)
Basic and diluted income/(loss) per share	$0.00	$(0.00)	$(0.01)	$(0.00)

During the past eight fiscal quarters we maintained our exploration and operating activities at low levels. Following are the most significant events that affected our quarterly financial results:

•

During the quarter ended October 31, 2013, we reached an agreement with certain debt holders to pay $750,000 in debt owed to them with 15,000,000 shares of our common stock at $0.05 per share. The conversion was recorded at $0.04 per share, the market price of our common stock on the date of the transaction, which resulted in gain on settlement of debt of $150,000. This gain was partially offset by legal and regulatory fees associated with the registration statement on Form S-1 that we filed with the Securities and Exchange Commission in order to register these shares.

•

During the quarter ended April 30, 2014, our net loss was affected by $146,901 we recorded on stock based compensation when we issued options to purchase up to 1,200,000 shares of our common stock to our executives, consultants and employees. This increase was partially offset by the gain we recorded on the option payment we received from Geoactiva pursuant to our Option Agreement with the company. In August 2014 Geoactiva cancelled the Option Agreement, which ended any future revenue streams from this source.

•

During the quarter ended July 31, 2015, we increased royalties payable to us on the minerals extracted during the small scale mining operations that were carried out by a third-party on our Farellon Property, which resulted in $10,007 we recorded as recovery of mineral exploration costs.

Selected Financial Results

SIX MONTHS ENDED JULY 31, 2015 AND 2014

Our operating results for the three and six month periods ended July 31, 2015 and 2014, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Summary of operating results

	Three months ended July 31,		Changes between	Six months ended July 31,		Changes between
	2015	2014	the periods	2015	2014	the periods
Operating expenses	$100,413	$106,818	$(6,405)	$193,856	$352,771	$(158,915)
Other items:
Gain on mineral property option payment received	-	-	-	-	(27,687)	(27,687)
Recovery of mineral exploration costs	(10,007)	(3,015)	6,992	(12,966)	(6,017)	6,949
Net loss	(90,406)	(103,803)	(13,397)	(180,890)	(319,067)	(138,177)
Foreign exchange translation	28,254	(1,406)	(29,660)	(2,361)	(9,036)	(6,675)
Comprehensive loss	$(62,152)	$(105,209)	$(43,057)	$(183,251)	$(328,103)	$(144,852)

Revenue. We did not generate any revenue during the three and six month periods ended July 31, 2015 and 2014. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses decreased by $6,405, or 6%, from $106,818 for the three month period ended July 31, 2014 to $100,413 for the three month period ended July 31, 2015. Since we kept our operating activities on the low level the change in the operating expenses during the period ended July 31, 2015 was associated mainly with increase in interest expense on notes payable to related parties as well as increase in legal fees associated with restructuring of our Subsidiary, which we initiated in May 2015. These costs were offset by decreases in consulting, regulatory and automobile expenses.

On a year-to-date basis, our operating expenses decreased by $158,915 or 45%, from $352,771 for the six months ended July 31, 2014, to $193,856 for the six months ended July 31, 2015.

Our operating expenses for the three and six month periods ended July 31, 2015 and 2014, and the changes between those periods are summarized in Table 5.

Table 5: Detailed changes in operating expenses

	Three months ended July 31,		Changes between	Six months ended July 31,		Changes between
	2015	2014	the periods	2015	2014	the periods
Operating expenses
Administration	$14,301	$12,856	$1,445	$23,595	$25,646	$(2,051)
Advertising and promotion	3,139	5,086	(1,947)	5,525	12,767	(7,242)
Amortization	337	627	(290)	693	1,282	(589)
Automobile	(2,319)	1,236	(3,555)	(1,585)	2,445	(4,030)
Bank charges	2,214	733	1,481	3,948	1,663	2,285
Consulting fees	30,000	35,517	(5,517)	60,000	65,517	(5,517)
Interest on current debt	21,127	16,981	4,146	40,021	31,525	8,496
IVA expense	(1,223)	(43)	(1,180)	(1,273)	(77)	(1,196)
Mineral exploration costs	6,470	6,876	(406)	9,649	10,134	(485)
Office	2,443	2,749	(306)	4,874	5,629	(755)
Professional fees	7,592	5,795	1,797	9,666	9,253	413
Rent	2,617	2,978	(361)	5,271	5,935	(664)
Regulatory	1,562	2,911	(1,349)	4,442	6,620	(2,178)
Travel and entertainment	180	-	180	180	216	(36)
Salaries and wages	12,186	12,439	(253)	26,362	24,786	1,576
Stock based compensation	-	-	-	-	146,901	(146,901)
Foreign exchange loss	(213)	77	(290)	(913)	264	(1,177)
Write-down of unproved mineral properties	-	-	-	3,401	2,265	1,136
Total operating expenses	$100,413	$106,818	$(6,405)	$193,856	$352,771	$(158,915)

The most significant year-to-date changes included the following:

•

During the six months ended July 31, 2014 we granted options to purchase up to 1,200,000 shares of our common stock to certain officers, directors, consultants and employees, which resulted in stock-based compensation expense of $146,901. We did not have similar transactions during the six months ended July 31, 2015.

•

Our advertising and promotion expenses as well as regulatory fees decreased by $7,242 or 57% from $12,767 we incurred during the six months ended July 31, 2014 to $5,525 we incurred during the six months ended July 31, 2015 and by $2,178, or 33% from $6,620 we incurred during the six months ended July 31, 2014 to $4,442 we incurred during the six months ended July 31, 2015, respectively. These decreases were associated with our continued efforts to control our overhead costs.

•

During the six months ended July 31, 2015 we wrote down a claim within our Mateo property, which resulted in the write off of the cash acquisition fees totaling $3,401.

•

During the second quarter of the Fiscal 2016 Mr. Mitchell, who was carrying out small scale mining operations on our Farellon Alto 1 - 8 claim, began renting our automobile equipment, which resulted in a decrease to our automobile expense of $4,030, from $2,445 we incurred during the six months ended July 31, 2014 to a recovery of $1,585 we recorded during the six months ended July 31, 2015.

•

Our salaries and wages increased by $1,576 which resulted from the restructuring of the administrative services within our Chilean subsidiary.

•

To continue our operations we were required to incur additional debt with our related parties, which resulted in $8,496 increase to the interest on current debt.

Other items. During the six months ended July 31, 2015, we continued renting our Farellon Alto 1-8 claim to Mr. Mitchell, who was carrying out a small scale mining operation on the claim. Pursuant to our rental agreement, Mr. Mitchell was obligated to pay us 5% royalty on the amounts generated from the net smelter returns, which we recorded as the recovery of mineral exploration costs. In June 2015 we reached a verbal agreement with Mr. Mitchell to increase the royalty payable to us from net smelter returns from the Farellon Alto 1-8 claim  from 5% to 10%. As such, our recovery of mineral exploration costs increased by $6,949, or 115% from $6,017 we received during the six months ended July 31, 2014 to $12,966 we received during the same period in Fiscal 2016. For additional information, refer to  the “Unproved mineral properties” section of this Quarterly Report on Form 10-Q.

During the six month period ended July 31, 2014, we recorded a gain on mineral property option payments in the amount of $27,687 when we received a third option payment from Geoactiva. The gain represented the excess over the carrying value of the Perth property at the date of the payment. Since Geoactiva terminated the Option agreement during the third quarter of our fiscal 2015, we did not have similar transactions during the period ended July 31, 2015.

Comprehensive loss. Our comprehensive loss for the three month period ended July 31, 2015 was $62,152 as compared to the comprehensive loss of $105,209 we recorded for the three month period ended July 31, 2014. The $43,057 decrease in comprehensive loss was mainly associated with the foreign exchange translation associated with revaluation of the transactions denominated in other than our functional currencies, which was further augmented by overall decrease in our net loss from the current operations.

Our comprehensive loss for the six month period ended July 31, 2015 was $183,251 as compared to the comprehensive loss of $328,103 we recorded for the six month period ended July 31, 2014. The $144,852 decrease in comprehensive loss was mainly associated with the decrease in our current operations, which was further increased by changes in the foreign exchange translation associated with revaluation of the transactions denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 6: Working Capital

	Six months ended July 31,		Changes between
	2015	2014	the periods
Current assets	$11,124	$5,110	$6,014
Current liabilities	2,096,099	1,886,604	209,495
Working capital deficit	$(2,084,975)	$(1,881,494)	$203,481

As of July 31, 2015, we had a cash balance of $5,069, a working capital deficit of $2,084,975 and cash flows used in operations of $122,436 for the period then ended. During the six month period ended July 31, 2015, we funded our operations with $167,576 in loans we received from our related parties and $16,619 loan from Mr. Mitchell. See “Net Cash Provided By Financing Activities.”

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the six month period ended July 31, 2015.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash flow

Table 7 summarizes our sources and uses of cash for the six months ended July 31, 2015 and 2014.

Table 7:  Summary of sources and uses of cash

	July 31,
	2015	2014
Net cash used in operating activities	$(122,436)	$(63,727)
Net cash provided by (used in) investing activities	(59,531)	11,863
Net cash provided by financing activities	184,195	55,522
Effect of foreign currency exchange on cash	(1,599)	3,049
Net increase in cash	$629	$6,707

Net cash used in operating activities. During the six months ended July 31, 2015, we used net cash of $122,436 in operating activities. We used $176,796 to cover our cash operating costs, increase our prepaid expenses by $5,800, and reduce our accounts payable by $519. These uses of cash were offset by increases in our amounts payable to related parties of $25,901, accrued liabilities mainly associated with property taxes payable on our mineral claims of $10,963 and $23,815 we recorded in accrued interest on outstanding notes payable.

During the six months ended July 31, 2014, we used net cash of $63,727 in operating activities. We used $196,306 to cover our cash operating costs and increase our prepaid expenses by $3,523. These uses of cash were offset by increases in our accounts payable of $24,649. Our accrued liabilities increased by $11,719; this increase was associated with property taxes that became payable on our mineral claims. We also increased our accounts payable to related parties by $85,086 and recorded $14,648 in accrued interest on notes payable to related parties.

Certain non-cash changes in operating assets and liabilities. During the six months ended July 31, 2015, we wrote off $3,401 in mineral property acquisition costs.

During the six months ended July 31, 2014, we recorded $146,901 as stock based compensation on the grant of options to purchase up to 1,200,000 shares of our common stock to certain officers, directors, consultants and employees. We also recorded a $27,687 gain on the mineral property option payment we received from Geoactiva pursuant to the Property Option Agreement with the company.

Net cash used in investing activities. During the six months ended July 31, 2015, we spent $59,531 acquiring mineral claims, of which $27,708 was used to acquire Exeter claim and $31,823 to pay 2015 - 2016 mineral property taxes on our claims.

During the six months ended July 31, 2014, we spent $38,137 acquiring mineral claims. During the same period we received $50,000 from Geoactiva pursuant to the Property Option Agreement, of which $27,687 represented gain on mineral property options in excess over the carrying value of the Perth property.

Certain non-cash investing activities. During the six month period ended July 31, 2015, we accrued $9,696 in mineral property taxes payable on our active properties. This amount was offset by $5,014 decrease in accrued mineral taxes payable when we wrote off a claim within our Mateo property.

Net cash provided by financing activities. During the six months ended July 31, 2015, we borrowed $146,000 and $12,391 (CAD$15,000) from our significant shareholder, and $1,040 and $8,145 (CAD$10,300) from our CEO. In addition, we borrowed $16,619 (10,500,000 Chilean Pesos) from Mr. Kevin Mitchell. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

During the six months ended July 31, 2014, we borrowed $26,000 from a significant shareholder and $1,550 and $27,972 (CAD$30,491) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At July 31, 2015, we had a working capital deficit of $2,084,975 and accumulated losses of $8,194,523 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Unproved mineral properties

Table 8: Active properties
Property	Percentage, type of claim	Hectares
		Gross area	Net area [a]
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Cecil 1 - 49 claim	100%, mensura	230
Teresita claim	100%, mensura	1
Azucar 6 - 25 claim	100%, mensura	88
Stamford 61 - 101 claim	100%, mensura	165
Kahuna 1 - 40 claim	100%, mensura	200
Quina 1 - 56 claim	Option to acquire 100% interest, mensura	252
Exeter 1 - 54 claim	Option to acquire 100% interest, mensura	235
		1,237	1,237
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, mensura in process	50
Galahad IA 1 al 45 claim	100%, mensura in process	230
Percival III 1 al 30 claim	100%, mensura in process	300
Tristan II 1 al 30 claim	100%, mensura in process	300
Tristan IIA 1 al 5 claim	100%, mensura in process	15
Camelot 1 al 58 claim	100%, mensura in process	262
		2,366
Overlapped claims [a]		(121)	2,245
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 4 and 5 claims	100%, mensura	600
Mateo 1, 2, 3, 10, 12, 13 claims	100%, mensura in process	861
		1,653
Overlapped claims [a]		(469)	1,184
			4,666

a Certain mensura in process claims overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

Figure 1: Location and access to active properties.

Farellon Property.

On May 23, 2013, we entered into a rental agreement with Minera Farellon Limitada (“Minera Farellon”), to allow Minera Farellon to conduct certain exploration and mining activities on the Farellon Alto 1-8 claims in exchange for a 10% royalty on gross smelter returns. This agreement was amended on June 5, 2014, when Polymet gave the permission to conduct certain exploration and mining activities on Farellon Alto 1 - 6 claims directly to Kevin Mitchell, leaving Minera Farellon the right to work on Farellon Alto 7 - 8 claims. And on October 21, 2014, the agreement was further amended to transfer the right to mine Farellon Alto 7 - 8 claims from Minera Farellon to Kevin Mitchell. In addition, the Company decreased the royalty on gross smelter returns payable by Mr. Mitchell from initial 10% to 5%. The 10% royalty was reinstated as of June 2015.

Since January 2015 Mr. Mitchell increased the development of the mine to 75 meters reaching a level of approximately 35 metres vertical depth from surface.  As of the date of this report on Form 10-Q, the production is in the sulphide zone of the mine and copper, silver and gold are being sold to ENAMI (the Chilean national mining company).  Since January 2015 approximately 3,676 tonnes of oxide ore have been sold, of which 1,469 tonnes sold during June and July 2015 yielded an average grades of 1.89% copper, 2.89 g/t silver, and 0.23 g/t gold.

The work done on the Farellon Alto 1-8 claim by Mr. Mitchell resulted in $12,966 royalty payments from gross smelter returns during the six month period ended July 31, 2015, which we recorded as the recovery of mineral exploration costs. At the same time we paid the original vendor of the Farellon Alto 1-8 claim $8,698 in royalty payments required under the original option agreement to acquire the claim.

Option to Acquire Exeter claim

On June 3, 2015, Minera Polymet, our Chilean subsidiary, entered into an option agreement (the “Option Agreement”), made effective on June 15, 2015, with Minera Stamford S.A., to earn 100% interest in a mining claim Exeter 1-54 (the “Exeter claim”).

The Exeter claim totals 235 hectares and is contiguous to our Farellon Property, which is located in the Carrizal Alto mining district located approximately 75 kilometers northwest of the city of Vallenar, 150 kilometers south of Copiapo and 20 kilometers west of the Pan American Highway.

In order to acquire 100% interest in the Exeter claim, we are required to pay a total of $150,000 as detailed in the following schedule:

Option Payment
Upon execution of the Option Agreement (“Execution date”)(paid)	$25,000
On or before May 12, 2016	25,000
On or before May 12, 2017	25,000
On or before May 12, 2018	25,000
On or before May 12, 2019	50,000
Total	$150,000

All of the above payments shall be made only if we wish to keep the Option Agreement in force and finally to exercise the option to purchase.

In addition to the option payments, the vendor will retain a 1.5% royalty from net smelter returns (“NSR”) on the Exeter claim and we will have the right to buy out the royalty for a one-time payment of $750,000 any time after acquiring 100% of the Exeter claim. Should we decide to mine the Exeter claim prior to acquiring the option, we will be obligated to pay a minimum monthly royalty of $2,500 up to 5,000 tonnes, and a further $0.25 for every additional tonne mined.

Capital resources

Our ability to acquire and explore our Chilean claims is subject to our ability to obtain the necessary funding.  We expect to raise funds through loans from private or affiliated persons and through sales of our debt or equity securities. We have no committed sources of capital. If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

Contingencies and commitments

We had no contingencies at July 31, 2015.

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

•

Exeter royalty. We are committed to paying a royalty equal to 1.5% on the net sales of minerals extracted from the Exeter claim. The royalty payments are due semi-annually once commercial production begins, and are not subject to minimum payments. Should we decide to mine the Exeter claim prior to acquiring the option, we will be obligated to pay a minimum monthly royalty of $2,500 up to 5,000 tonnes, and a further $0.25 for every additional tonne mined.

•

Che royalty. We are committed to paying a royalty equal to 1% of the net sales of minerals extracted from the claims to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

•

Mineral property taxes. To keep our mineral claims in good standing we are required to pay mineral property taxes of approximately $35,000 per annum.

Equity financing

During the period covered by this Quarterly Report on Form 10-Q we did not engage in financing of our operations through issuance of our equity securities and relied solely on the debt financing.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financings, the issuance of additional shares will result in dilution to our existing shareholders.

Debt financing

During the period covered by this Quarterly Report on Form 10-Q we borrowed a total of $167,576 from related parties and $16,619 from an unrelated party.

Challenges and risks

Over the next twelve months we anticipate generating cash through royalty payments pursuant to our rental agreement with Mr. Mitchell. This cash will not be adequate to support our current operations. We plan to continue funding our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general worldwide downturn of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. We may consider entering into joint venture partnerships with other resource companies to complete a mineral exploration programs on our properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at July 31, 2015, we owed approximately $1.57 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-party transactions

During the six month period ended July 31, 2015, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Richard N. Jeffs

During the six month period ended July 31, 2015  we borrowed from Richard N. Jeffs, our major shareholder, $146,000 and $12,392 (CAD$15,000). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of July 31, 2015, we were indebted to Mr. Jeffs in the amount of $278,559 (January 31, 2015 - $113,241), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $21,566 (January 31, 2015 - $13,446).

Loans from Caitlin L. Jeffs

During the six month period ended July 31, 2015, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $1,040 and $8,145 (CAD$10,300). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of July 31, 2015, we were indebted to Ms. Jeffs in the amount of $262,115 (January 31, 2015 - $248,564), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $44,203 (January 31, 2015 - $35,079).

Loans from John da Costa

At July 31, 2015, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and member of our Board of Directors, in the amount of $11,237 (January 31, 2015 - $10,802), consisting of the full principal of the loan we received from Mr. da Costa in Fiscal 2012, plus accrued interest of $2,737 (January 31, 2015 - $2,302). We did not borrow any funds from Mr. da Costa during the six month period ended July 31, 2015.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the six month period ended July 31, 2015, we paid or accrued $60,000 to Da Costa Management for services provided by them.  In addition, during the same period Da Costa Management Corp. paid $2,265 in operating expenses on our behalf. As of January 31, 2015, we were indebted to Da Costa Management Corp. in the amount of $501,294 for unpaid fees (January 31, 2015 - $445,601).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company.  We did not have any transactions with Fladgate during the six month period ended July 31, 2015. As of July 31, 2015, we were indebted to Fladgate in the amount of $316,206 for unpaid fees (January 31, 2015 - $317,089).

In addition to the above transactions, at July 31, 2015 we were indebted to Fladgate in the amount of $118,845 (January 31, 2015 - $117,202), consisting of the full principal of all loans we received from Fladgate plus accrued interest of $22,361 (January 31, 2015 - $18,214). We did not borrow any funds from Fladgate during the six months ended July 31, 2015.

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet Limitada. During the six months ended July 31, 2015, we paid or accrued $5,271 in rental fees and repaid approximately $26,500 in advances we received from Minera Farellon in prior years. As of July 31, 2015, we were indebted to Minera Farellon in the amount of $47,524 for unpaid fees (January 31, 2015 - $91,966).

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following table sets forth the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
10.1	Memorandum (Minutes) of Understanding between Geoactiva Spa and Minera Polymet Limitada [3]
10.2	Extension of Memorandum of Understanding between Geoactiva Spa and Minera Polymet Limitada[4]
10.3	Unilateral Purchase Option Contract for Mining Properties: Minera Polymet Limitada to Geoactiva SpA, dated April 30, 2013 (English translation of text) [5]
10.4	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchel [6]
10.5	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation [7]
10.6	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54 in Spanish [9]
10.7	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54, English translation [9]
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015, formatted in XBRL:

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

 (9) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2015

RED METAL RESOURCES LTD.

By:  /s/ Caitlin Jeffs

Caitlin Jeffs, Chief Executive Officer and President

By:  /s/ Joao (John) da Costa

Joao (John) da Costa, Chief Financial Officer