Form 10-Q
period 2015-10-31
RED METAL RESOURCES, LTD.
filed 2015-12-14
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 14, 2015, the number of shares of the registrant’s common stock outstanding was 33,456,969.

ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

	October 31, 2015	January 31, 2015
	(unaudited)
ASSETS
Current assets

Cash	$-	$4,440
Prepaids and other receivables	3,095	670
Total current assets	3,095	5,110

Equipment	3,470	4,775
Unproved mineral properties	643,989	640,653
Total assets	$650,554	$650,538

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Bank indebtedness	$540	$-
Accounts payable	350,321	340,037
Accrued liabilities	176,029	164,263
Due to related parties	934,030	892,495
Notes payable	17,086	-
Notes payable to related parties	685,861	489,809
Total liabilities	2,163,867	1,886,604

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000
33,456,969 issued and outstanding at October 31, 2015 and January 31, 2015	33,457	33,457
Additional paid in capital	6,730,380	6,730,380
Deficit	(8,279,799)	(8,013,633)
Accumulated other comprehensive income	2,649	13,730
Total stockholders' deficit	(1,513,313)	(1,236,066)
Total liabilities and stockholders' deficit	$650,554	$650,538

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014

Operating expenses
Administration	$13,855	$12,457	$37,450	$38,103
Advertising and promotion	416	2,732	5,941	15,499
Amortization	282	580	975	1,862
Automobile	229	1,003	(1,356)	3,448
Bank charges	1,048	1,574	4,996	3,237
Consulting fees	30,000	31,862	90,000	97,379
Interest on current debt	20,657	17,503	60,678	49,028
IVA expense	(262)	69	(1,535)	(8)
Mineral exploration costs	2,729	4,501	12,378	14,635
Office	2,338	2,757	7,212	8,386
Professional fees	4,004	4,009	13,670	13,262
Rent	2,388	2,797	7,659	8,732
Regulatory	581	1,174	5,023	7,794
Travel and entertainment	442	172	622	388
Salaries, wages and benefits	11,129	12,078	37,491	36,864
Stock based compensation	-	-	-	146,901
Foreign exchange gain	(420)	(441)	(1,333)	(177)
Write-down of unproved mineral properties	-	-	3,401	2,265
	(89,416)	(94,827)	(283,272)	(447,598)

Other items
Gain on mineral property option payment	-	-	-	27,687
Recovery of mineral exploration costs	4,140	3,002	17,106	9,019
Net loss	(85,276)	(91,825)	(266,166)	(410,892)

Foreign exchange translation	(8,720)	35,896	(11,081)	26,860
Comprehensive loss	$(93,996)	$(55,929)	$(277,247)	$(384,032)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	33,456,969	32,956,969	33,456,969	32,956,969

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2014	32,956,969	$32,957	$6,563,101	$(7,481,121)	$52,003	$(833,060)

Stock options	-	-	146,901	-	-	146,901
Net loss for the nine months ended October 31, 2014	-	-	-	(410,892)	-	(410,892)
Foreign exchange translation	-	-	-	-	26,860	26,860

Balance at October 31, 2014	32,956,969	32,957	6,710,002	(7,892,013)	78,863	(1,070,191)

Stock options	-	-	(4,122)	-	-	(4,122)
Stock issued for property	500,000	500	24,500	-	-	25,000
Net loss for the three months ended January 31, 2015	-	-	-	(121,620)	-	(121,620)
Foreign exchange translation	-	-	-	-	(65,133)	(65,133)

Balance at January 31, 2015	33,456,969	33,457	6,730,380	(8,013,633)	13,730	(1,236,066)

Net loss for the nine months ended October 31, 2015	-	-	-	(266,166)	-	(266,166)
Foreign exchange translation	-	-	-	-	(11,081)	(11,081)

Balance at October, 2015	33,456,969	$33,457	$6,730,380	$(8,279,799)	$2,649	$(1,513,313)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	October 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(266,166)	$(410,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	975	1,862
Gain on mineral property option payment	-	(27,687)
Stock based compensation	-	146,901
Write-down of unproved mineral properties	3,401	2,265

Changes in operating assets and liabilities:
Prepaids and other receivables	(2,654)	(1,577)
Accounts payable	15,931	17,994
Accrued liabilities	17,277	12,110
Due to related parties	65,785	110,562
Notes payable to related parties	37,756	23,586

Net cash used in operating activities	(127,695)	(124,876)

Cash flows provided by (used in) investing activities:
Option payments received on mineral properties	-	50,000
Acquisition of unproved mineral properties	(59,531)	(38,137)

Net cash provided by (used in) investing activities	(59,531)	11,863

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	170,022	101,002
Cash received on issuance of notes payable	16,619	-

Net cash provided by financing activities	186,641	101,002

Effects of foreign currency exchange	(4,395)	16,576

Increase (decrease) in cash	(4,980)	4,565

Cash, beginning	4,440	3,508

Cash, ending	$(540)	$8,073

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing transactions:
Changes in accrued mineral property taxes	$4,682	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Red Metal Resources Ltd. (the “Company”) holds a 99% interest in Minera Polymet SpA (“Polymet”) incorporated under the laws of the Republic of Chile. The Company is involved in acquiring and exploring mineral properties in Chile.  The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31, 2015	January 31, 2015

Due to a company owned by an officer (a)	$529,347	$445,601
Due to a company controlled by directors (b)	318,969	317,089
Due to a company controlled by a major shareholder (a)	50,988	91,966
Due to a major shareholder (a)	34,726	37,839
Total due to related parties	$934,030	$892,495

Note payable to the Chief Executive Officer (“CEO”) (c)	$266,821	$248,564
Note payable to the Chief Financial Officer (“CFO”) (c)	11,466	10,802
Note payable to a major shareholder (c)	284,146	113,241
Note payable to a company controlled by directors (c)	123,428	117,202
Total notes payable to related parties	$685,861	$489,809

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the nine months ended October 31, 2015, the Company recorded $37,288 (October 31, 2014 - $23,586) in interest expense on the notes payable to related parties. During the same time, the Company accrued $11,066 (October 31, 2014 - $12,195) in interest expense on trade accounts payable with related parties.

Transactions with Related Parties

During the nine months ended October 31, 2015 and 2014, the Company incurred the following expenses with related parties:

	October 31, 2015	October 31, 2014

Consulting fees paid or accrued to a company owned by the CFO	$90,000	$90,000
Fees paid or accrued to a company controlled by two directors	$--	$4,113
Rent fees paid or accrued to a company controlled by a major shareholder	$7,659	$8,732
Royalty revenue earned from a company controlled by a major shareholder	$--	$9,019

NOTE 3 - UNPROVED MINERAL PROPERTIES

Mineral Claims	January 31, 2015	Additions/ Payments	Property Taxes Paid/ Accrued	Write- down	Effect of foreign currency translation	October 31, 2015
Farellon Project
Farellon Alto 1-8(1)	$416,430	$--	$3,773	$--	$(34,911)	$385,292
Cecil	41,729	--	1,597	--	(3,586)	39,740
Quina	24,409	--	1,759	--	(2,178)	23,990
Exeter	--	27,708	1,628	--	(2,275)	27,061
	482,568	27,708	8,757	--	(42,950)	476,083

Perth Project	--	--	16,413	--	(1,584)	14,829

Mateo Project
Margarita	20,107	--	392	--	(1,691)	18,808
Che	21,343	--	532	--	(1,807)	20,068
Irene	36,213	--	420	--	(3,019)	33,614
Mateo	80,422	--	15,005	(8,415)	(6,425)	80,587
	158,085	--	16,349	(8,415)	(12,942)	153,077
Total Costs	$640,653	$27,708	$41,519	$(8,415)	$(57,476)	$643,989

(1)

During the nine month period ended October 31, 2015, the Company received $17,106 in royalty payments from minerals extracted during the small scale mining operations that were carried out by a third-party; these payments were recorded as recovery of mineral exploration costs. During the same period the Company paid $12,055 in royalty payments to the original vendor of the Farellon Alto 1-8, which were recorded as part of mineral exploration costs.

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

NOTE 4 - COMMON STOCK

During the nine months ended October 31, 2015, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

Number of Warrants
Balance, January 31, 2015	267,335
Expired	(267,335)
Balance, October 31, 2015	--

Options

On February 28, 2014, the Company granted options to purchase up to 1,200,000 shares of its common stock to certain officers, directors, consultants and employees. The Company’s CEO, CFO, and Vice President of Exploration were each granted options to purchase up to 300,000 shares of the Company’s common stock. The options vested upon grant and are exercisable at $0.15 for a term of two years.

At October 31, 2015, all options remained unexercised. The weighted average life of the options was 0.33 years and the weighted average exercise price was $0.15.

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

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, our subsidiary, Minera Polymet SpA, has one employee in Chile and engages independent consultants on as needed basis. Most of our support - such as vehicles, office and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on four of our mineral claims - Farellon Alto 1-8, Quina 1 - 56, Exeter 1 - 54, and Che. These royalties are payable once exploitation begins. We are also required to pay property taxes that are due annually on all the claims that are included in our properties.

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

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at the nine months ended October 31, 2015, to the year ended January 31, 2015.

Table 1: Comparison of financial condition

	October 31, 2015	January 31, 2015
Working capital deficit	$(2,160,772)	$(1,881,494)
Current assets	$3,095	$5,110
Unproved mineral properties	$643,989	$640,653
Total liabilities	$2,163,867	$1,886,604
Common stock and additional paid in capital	$6,763,837	$6,763,837
Deficit	$(8,279,799)	$(8,013,633)
Accumulated other comprehensive income	$2,649	$13,730

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 2: Summary of quarterly results (January 31, 2015 - October 31, 2015)

	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Net loss	$(85,276)	$(90,406)	$(90,484)	$(121,620)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Table 3: Summary of quarterly results (January 31, 2014 - October 31, 2014)

	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014
Net loss	$(91,825)	$(103,803)	$(215,264)	$(140,004)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

During the past eight fiscal quarters we maintained our exploration and operating activities at low levels. Following are the most significant events that affected our quarterly financial results:

•

During the quarter ended October 31, 2015, we completed restructuring of our Chilean subsidiary, Minera Polymet, from a Limited Liability Company to a Closed Stock Corporation. During the same period, we continued renting our Farellon Alto 1 - 8 claim to a third-party, who was carrying out a small scale mining operation on the claim, which resulted in recovery of mineral exploration costs totaling $4,140.

•

During the quarter ended July 31, 2015, we increased royalties payable to us on the minerals extracted during the small scale mining operations that were carried out by the third-party on our Farellon Property, which resulted in $10,007 we recorded as recovery of mineral exploration costs.

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

Selected Financial Results

NINE MONTHS ENDED OCTOBER 31, 2015 AND 2014

Our operating results for the three and nine month periods ended October 31, 2015 and 2014, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Summary of operating results

	Three months ended October 31,		Changes between	Nine months ended October 31,		Changes between
	2015	2014	the periods	2015	2014	the periods

Operating expenses	$(89,416)	$(94,827)	$(5,411)	$(283,272)	$(447,598)	$(164,326)
Other items:
Gain on mineral property option payment received	-	-	-	-	27,687	(27,687)
Recovery of mineral exploration costs	4,140	3,002	1,138	17,106	9,019	8,087
Net loss	(85,276)	(91,825)	(6,549)	(266,166)	(410,892)	(144,726)
Foreign exchange translation	(8,720)	35,896	(44,616)	(11,081)	26,860	(37,941)
Comprehensive loss	$(93,996)	$(55,929)	$38,067	$(277,247)	$(384,032)	$(106,785)

Revenue. We did not generate any revenue during the three and nine month periods ended October 31, 2015 and 2014. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses decreased by $5,411, or 6%, from $94,827 for the three month period ended October 31, 2014 to $89,416 for the three month period ended October 31, 2015. Since we kept our operating activities on the low level the change in the operating expenses during the period ended October 31, 2015 was associated mainly with increase in interest expense on notes payable to related parties, and, to a minor extent, with increase in administrative fees following restructure of our Subsidiary. These costs were offset by decreases in consulting, advertising and promotion fees, as well as continued reduction in regulatory and automobile expenses.

On a year-to-date basis, our operating expenses decreased by $164,326 or 37%, from $447,598 for the nine months ended October 31, 2014, to $283,272 for the nine months ended October 31, 2015.

Our operating expenses for the three and nine month periods ended October 31, 2015 and 2014, and the changes between those periods are summarized in Table 5.

Table 5: Detailed changes in operating expenses

	Three months ended October 31,		Changes between	Nine months ended October 31,		Changes between
	2015	2014	the periods	2015	2014	the periods
Operating expenses
Administration	$13,855	$12,457	$1,398	$37,450	$38,103	$(653)
Advertising and promotion	416	2,732	(2,316)	5,941	15,499	(9,558)
Amortization	282	580	(298)	975	1,862	(887)
Automobile	229	1,003	(774)	(1,356)	3,448	(4,804)
Bank charges	1,048	1,574	(526)	4,996	3,237	1,759
Consulting fees	30,000	31,862	(1,862)	90,000	97,379	(7,379)
Interest on current debt	20,657	17,503	3,154	60,678	49,028	11,650
IVA expense	(262)	69	(331)	(1,535)	(8)	(1,527)
Mineral exploration costs	2,729	4,501	(1,772)	12,378	14,635	(2,257)
Office	2,338	2,757	(419)	7,212	8,386	(1,174)
Professional fees	4,004	4,009	(5)	13,670	13,262	408
Rent	2,388	2,797	(409)	7,659	8,732	(1,073)
Regulatory	581	1,174	(593)	5,023	7,794	(2,771)
Travel and entertainment	442	172	270	622	388	234
Salaries and wages	11,129	12,078	(949)	37,491	36,864	627
Stock based compensation	-	-	-	-	146,901	(146,901)
Foreign exchange gain	(420)	(441)	21	(1,333)	(177)	(1,156)
Write-down of unproved mineral properties	-	-	-	3,401	2,265	1,136
Total operating expenses	$89,416	$94,827	$(5,411)	$283,272	$447,598	$(164,326)

The most significant year-to-date changes included the following:

•

During the nine months ended October 31, 2014 we granted options to purchase up to 1,200,000 shares of our common stock to certain officers, directors, consultants and employees, which resulted in stock-based compensation expense of $146,901. We did not have similar transactions during the nine months ended October 31, 2015.

•

Our advertising and promotion expenses decreased by $9,558 or 62% from $ 15,499 we incurred during the nine months ended October 31, 2014 to $ 5,941 we incurred during the nine months ended October 31, 2015; and our regulatory fees decreased by $2,771, or 36% from $7,794 we incurred during the nine months ended October 31, 2014 to $5,023 we incurred during the nine months ended October 31, 2015, respectively. These decreases were associated with our continued efforts to control our overhead costs.

•

During the nine months ended October 31, 2015 we wrote down a claim within our Mateo property, which resulted in the write off of the cash acquisition fees totaling $3,401.

•

During the second quarter of the Fiscal 2016 Mr. Mitchell, who was carrying out small scale mining operations on our Farellon Alto 1 - 8 claim, was renting our automobile equipment, which resulted in a decrease to our automobile expense of $4,804, from $3,448 we incurred during the nine months ended October 31, 2014 to a recovery of $1,356 we recorded during the nine months ended October 31, 2015.

•

To continue our operations we were required to incur additional debt with our related parties, which resulted in $11,650 increase to the interest on current debt.

Other items. During the nine months ended October 31, 2015, we continued renting our Farellon Alto 1-8 claim to Mr. Mitchell, who was carrying out a small scale mining operation on the claim. Pursuant to our rental agreement, Mr. Mitchell was obligated to pay us 5% royalty on the amounts generated from the net smelter returns, which we recorded as the recovery of mineral exploration costs. In June 2015 we reached a verbal agreement with Mr. Mitchell to increase the royalty payable to us from net smelter returns from the Farellon Alto 1-8 claim  from 5% to 10%. As such, our recovery of mineral exploration costs increased by $8,087, or 90% from $9,019 we received during the nine months ended October 31, 2014 to $17,106 we received during the same period in Fiscal 2016. For additional information, refer to the “Unproved mineral properties” section of this Quarterly Report on Form 10-Q.

During the nine month period ended October 31, 2014, we recorded a gain on mineral property option payments in the amount of $27,687 when we received a third option payment from Geoactiva SpA, a Chilean mining company (“Geoactiva”). The gain represented the excess over the carrying value of the Perth property at the date of the payment. Since Geoactiva terminated the Option agreement during the third quarter of our Fiscal 2015, we did not have similar transactions during the period ended October 31, 2015.

Comprehensive loss. Our comprehensive loss for the three month period ended October 31, 2015 was $93,996 as compared to the comprehensive loss of $55,929 we recorded for the three month period ended October 31, 2014. The $38,067 increase in comprehensive loss was mainly associated with the foreign exchange translation associated with revaluation of the transactions denominated in other than our functional currencies, which was in part offset by overall decrease in our net loss from the current operations.

Our comprehensive loss for the nine month period ended October 31, 2015 was $277,247 as compared to the comprehensive loss of $384,032 we recorded for the nine month period ended October 31, 2014. The $106,785 decrease in comprehensive loss was mainly associated with the decrease in our current operations, which was offset by changes in the foreign exchange translation associated with revaluation of the transactions denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 6: Working Capital

	Nine months ended October 31,		Changes between
	2015	2014	the periods
Current assets	$3,095	$5,110	$(2,015)
Current liabilities	2,163,867	1,886,604	277,263
Working capital deficit	$(2,160,772)	$(1,881,494)	$279,278

As of October 31, 2015, we were indebted to our bank in the amount of $540, our working capital was represented by a deficit of $2,160,772 and cash flows used in operations totaled $127,695 for the period then ended. During the nine month period ended October 31, 2015, we funded our operations with $170,022 in loans we received from our related parties and $16,619 loan from Mr. Mitchell. See “Net Cash Provided By Financing Activities.”

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the nine month period ended October 31, 2015.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash flow

Table 7 summarizes our sources and uses of cash for the nine months ended October 31, 2015 and 2014.

Table 7:  Summary of sources and uses of cash

	October 31,
	2015	2014
Net cash used in operating activities	$(127,695)	$(124,876)
Net cash provided by (used in) investing activities	(59,531)	11,863
Net cash provided by financing activities	186,641	101,002
Effect of foreign currency exchange	(4,395)	16,576
Net increase (decrease) in cash	$(4,980)	$4,565

Net cash used in operating activities. During the nine months ended October 31, 2015, we used net cash of $127,695 in operating activities. We used $261,790 to cover our cash operating costs and to increase our prepaid expenses by $2,654. These uses of cash were offset by increases in our amounts payable to related parties of $65,785, trade accounts payable and accrued liabilities mainly associated with property taxes payable on our mineral claims of $15,931 and $17,277, respectively. In addition, we recorded $37,756 in accrued interest on outstanding notes payable.

During the nine months ended October 31, 2014, we used net cash of $124,876 in operating activities. We used $287,551 to cover our cash operating costs and increase our prepaid expenses by $1,577. These uses of cash were offset by increases in our accounts payable of $17,994. Our accrued liabilities increased by $12,110; this increase was associated with property taxes that became payable on our mineral claims. We also increased our accounts payable to related parties by $110,562 and recorded $23,586 in accrued interest on notes payable to related parties.

Certain non-cash changes in operating assets and liabilities. During the nine months ended October 31, 2015, we wrote off $3,401 in mineral property acquisition costs.

During the nine months ended October 31, 2014, we recorded $146,901 as stock based compensation on the grant of options to purchase up to 1,200,000 shares of our common stock to certain officers, directors, consultants and employees. We also recorded a $27,687 gain on the mineral property option payment we received from Geoactiva pursuant to the Property Option Agreement with the company, and wrote off $2,265 in mineral property acquisition costs.

Net cash used in investing activities. During the nine months ended October 31, 2015, we spent $59,531 acquiring mineral claims, of which $27,708 was used to acquire Exeter claim and $31,823 to pay 2015 - 2016 mineral property taxes on our claims.

During the nine months ended October 31, 2014, we spent $38,137 acquiring mineral claims. During the same period we received $50,000 from Geoactiva pursuant to the Property Option Agreement, of which $27,687 represented gain on mineral property options in excess over the carrying value of the Perth property.

Certain non-cash investing activities. During the nine month period ended October 31, 2015, we accrued $9,696 in mineral property taxes payable on our active properties. This amount was offset by $5,014 decrease in accrued mineral taxes payable when we wrote off a claim within our Mateo property.

Net cash provided by financing activities. During the nine months ended October 31, 2015, we borrowed $146,000 and $12,391 (CAD$15,000) from our significant shareholder, and $1,040 and $8,145 (CAD$10,300) from our CEO. In addition, we borrowed $2,446 (CAD$3,211) from Fladgate Exploration Consulting Corporation, a company controlled by our CEO and VP of Exploration, and $16,619 (10,500,000 Chilean Pesos) from Mr. Kevin Mitchell. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

During the nine months ended October 31, 2014, we borrowed $53,500 and $13,622 (CAD$15,000) from a significant shareholder and $1,550 and $32,330 (CAD$35,350) from our CEO.

Going Concern

The unaudited interim consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs.

Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At October 31, 2015, we had a working capital deficit of $2,160,772 and accumulated losses of $8,279,799 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

300,000 mE
350,000 mE
6,900,000 mN
6,875,000 mN
N
PERTH PROPERTY
FARELLON PROPERTY
Canto del Agua
Pan American Highway
MATEO PROPERTY
Vallenar
0 5 10
kilometres
ANTOFOGASTA
COPIAPO
VALLENAR
LA SERENA
SANTIAGO
Property Outline
Roads
City
Village
Regional Location of Properties
Date:20/04/15
PSAD56 Zone 19
III Region, Chile

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

Since January 2015 Mr. Mitchell increased the development of the mine to 400 meters reaching a level of approximately 55 metres vertical depth from surface working on six different levels. As of the date of this report on Form 10-Q, the production is in the sulphide zone of the mine and copper, silver and gold are being sold to ENAMI (the Chilean national mining company).  Since January 2015 approximately 4,754 tonnes of sulphide ore have been sold, of which 2,254  tonnes sold from August to October 2015 yielded an average grades of 1.45% copper, 5.56 g/t silver, and 0.39 g/t gold.

The work done on the Farellon Alto 1-8 claim by Mr. Mitchell resulted in $17,106 royalty payments from gross smelter returns during the nine month period ended October 31, 2015, which we recorded as the recovery of mineral exploration costs. At the same time we paid the original vendor of the Farellon Alto 1-8 claim $12,055 in royalty payments required under the original option agreement to acquire the claim.

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

In order to acquire 100% interest in the Exeter claim, we are required to pay a total of $150,000 as detailed in the following schedule:

Option Payment
Upon execution of the Option Agreement (paid)	$25,000
On or before May 12, 2016	25,000
On or before May 12, 2017	25,000
On or before May 12, 2018	25,000
On or before May 12, 2019	50,000
Total	$150,000

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

Contingencies and commitments

We had no contingencies at October 31, 2015.

As of the date of the filing this Quarterly Report we have the following long-term contractual obligations and commitments:

•

Farellon royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellon Alto 1 - 8 claim up to a total of $600,000. The royalty payments are due monthly and are subject to minimum payments of $1,000 per month.

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

Debt financing

During the period covered by this Quarterly Report on Form 10-Q we borrowed a total of $170,022 from related parties and $16,619 from an unrelated party.

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

As at October 31, 2015, we owed approximately $1.62 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-party transactions

During the nine month period ended October 31, 2015, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Richard N. Jeffs

During the nine month period ended October 31, 2015  we borrowed from Richard N. Jeffs, our major shareholder, $146,000 and $12,391 (CAD$15,000). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of October 31, 2015, we were indebted to Mr. Jeffs in the amount of $284,146 (January 31, 2015 - $113,241), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $27,216 (January 31, 2015 - $13,446).

Loans from Caitlin L. Jeffs

During the nine month period ended October 31, 2015, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $1,040 and $8,145 (CAD$10,300). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of October 31, 2015, we were indebted to Ms. Jeffs in the amount of $266,821 (January 31, 2015 - $248,564), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $49,410 (January 31, 2015 - $35,079).

Loans from John da Costa

At October 31, 2015, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $11,466 (January 31, 2015 - $10,802), consisting of the full principal of the loan we received from Mr. da Costa in Fiscal 2012, plus accrued interest of $2,966 (January 31, 2015 - $2,302). We did not borrow any funds from Mr. da Costa during the nine month period ended October 31, 2015.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the nine month period ended October 31, 2015, we paid or accrued $90,000 to Da Costa Management for services provided by them.  In addition, during the same period Da Costa Management Corp. paid $3,687 in operating expenses on our behalf. As of October 31, 2015, we were indebted to Da Costa Management Corp. in the amount of $529,347 for unpaid fees (January 31, 2015 - $445,601).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company.  During the nine month period ended October 31, 2015 we borrowed $2,446 (CAD$3,211) from Fladgate. As of October 31, 2015, we were indebted to Fladgate in the amount of $318,969 for unpaid fees (January 31, 2015 - $317,089) and $123,428 (January 31, 2015 - $117,202), consisting of the full principal of all loans we received from Fladgate plus accrued interest of $24,755 (January 31, 2015 - $18,214).

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. During the nine months ended October 31, 2015, we paid or accrued $7,659 in rental fees and repaid approximately $40,500 in advances we received from Minera Farellon in prior years. As of October 31, 2015, we were indebted to Minera Farellon in the amount of $50,988 for unpaid fees (January 31, 2015 - $91,966).

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
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015, formatted in XBRL:

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

December 14, 2015

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer