Form 10-K
period 2016-01-31
RED METAL RESOURCES, LTD.
filed 2016-05-02
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-K

__________

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of July 31, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of the common equity was $1,152,398.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 29, 2016 was 34,290,302.

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

On August 21, 2007, we formed Minera Polymet Limitada (“Polymet”), a limited liability company, under the laws of the Republic of Chile.  On September 28, 2015, we changed Polymet’s incorporation from Limited Liability Company to a Closed Stock Corporation (“SpA”). We own 99% of Polymet, which holds our Chilean mineral property interests.  To comply with Chilean legal requirements, 1% of Polymet is owned by a Chilean resident, an experienced manager who has organized an office and other resources for us to use. Polymet’s office is located in Vallenar, III Region of Atacama, Chile.  When we refer to “Red Metal”, the “Company”, “we”, “us” or “our” in this report, we mean Red Metal Resources Ltd. together with Minera Polymet SpA.

Our resident agent’s office is at 711 S. Carson Street, Suite 4, Carson City, Nevada, 89701.  Our business office is at 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2.  Our telephone number is (807) 345-7384; our email address is admin@redmetalresources.com; and our web address is www.redmetalresources.com.  Information on our web site is not a part of this Annual Report.

We are a start-up exploration stage company with no material revenue generating operations.  We are in the business of acquiring and exploring mineral claims. All of our claims are located in the III Region of Atacama, Chile. To date we have not determined whether our claims contain mineral reserves that are economically recoverable and have not produced revenues from our principal business.

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

Strategic relationships

We have a close working relationship with Minera Farellon Limitada (“Minera Farellon”), a Chilean company owned equally by Kevin Mitchell, Polymet’s 1% shareholder and our former legal representative in Chile, and Richard Jeffs, who holds more than 5% of our shares of common stock (see Table 22).  Minera Farellon investigates potential claims and often ties them up, by staking new claims, optioning or buying others’ claims, all at its own cost.  This gives us an opportunity to review the claims prior to making a decision whether they are of interest to us.  If we are interested, then we either proceed to acquire an interest in the property directly from the owner, or, if Minera Farellon has already obtained an interest, we take an option to acquire its interest. Minera Farellon, which is located in the city of Vallenar, also provides some of our logistical support in Vallenar, which enables us to limit our operating expenses to those needed from time to time.

Unproved mineral properties

Due to a lack of operating capital, during the fiscal year ended January 31, 2016, we conducted no material exploratory operations on any of our properties, aside from the small scale mining operations carried out by Mr. Mitchell on our Farellon Alto 1-8 Claim.  Until we are able to raise operating capital, which we cannot assure that we can do, we will not be able to initiate new exploration efforts or continue the exploration efforts we have begun.  In the past we entered into several various agreements, being the joint ventures or the option agreements to acquire an interest in our claims. These agreements give us confidence there are opportunities to raise funds by selling some of our properties or by entering into joint venture agreements to continue developing some of our properties.

As of the date of this Annual Report on Form 10-K we have three active properties which we have assembled since the beginning of 2007 - the Farellon, Mateo and Perth.

Active properties

Table 2: Active properties
		Hectares
Property	Percentage, type of claim	Gross area	Net area [a]
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Quina 1 - 56 claim	Option to acquire 100% interest, mensura	251
Exeter 1 - 54 claim	Option to acquire 100% interest, mensura	235
Cecil 1 - 49 claim	100%, mensura	228
Teresita claim	100%, mensura	1
Azucar 6 - 25 claim	100%, mensura	88
Stamford 61 - 101 claim	100%, mensura	165
Kahuna 1 - 40 claim	100%, mensura	200
		1,234	1,234
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura	300
Lancelot II 1 al 20 claim	100%, mensura	200
Rey Arturo 1 al 30 claim	100%, mensura	300
Merlin I 1 al 10 claim	100%, mensura	60
Merlin I 1 al 24 claim	100%, mensura	240
Galahad I 1 al 10 claim	100%, mensura	50
Galahad IA 1 al 46 claim	100%, mensura	230
Percival III 1 al 30 claim	100%, mensura	300
Tristan II 1 al 30 claim	100%, mensura	300
Tristan IIA 1 al 5 claim	100%, mensura	15
Camelot 1 al 58 claim	100%, mensura	262

Overlapped claims [a]		(121)	2,245

Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 4 and 5 claims	100%, mensura	600
Mateo 1, 2, 3, 10, 12, 13 claims	100%, mensura in process	861

Overlapped claims [a]		(469)	1,184

			4,663

a Certain mensura in process claims overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

Our active properties as of the date of this filing are set out in Figure 1. These properties are accessible by road from Vallenar as illustrated in Figure 1 below.

Figure 1: Location and access to active properties

FARELLON PROPERTY

The Farellon property consists of 8 mensura mining claims in the historical Carrizal Alto mining district southwest of the Carrizal Alto mine. Table 3 describes the claims and Figure 2 illustrates them.

Table 3: Farellon property
Claim	Size (ha)
Farellon Alto 1 - 8	66
Quina 1 - 56	251
Exeter 1 - 54 claim	235
Cecil 1 - 49	228
Teresita	1
Azucar 6 - 25	88
Stamford 61 - 101	165
Kahuna 1 - 40	200
1,234

307,500 mE
310,000 mE
312,500 mE
315,000 mE
N
6,892,500 mN
6,890,000 mN
6,887,500 mN
Carrizal Alto Historic Mine
Cecil 1-49
Kahuna 1/40
Farellon 1-8
Exeter 1 54/235
Quina 1/56
Teresita
Llanos de Challe National Park
Azucar 6/25
Stamford 61/101
0
1,000
2,000
meters
Claim Legend
Mensura
Carrizal Alto Historic Mining Area
Other Party Claims
Llanos De Challe National Park Boundary
redmetal
RESOURCES
Farellon Property Mineral Concessions
19/02/2015
PSAD56 Zone 19S
Farellon Property, III Region, Chile

Figure 2: Farellon Property

FARELLON ALTO 1 - 8 CLAIM

The Farellon Alto 1 - 8 (the “Farellon Claim”) is the first mineral claim that we acquired in Chile. It covers 66 hectares and is centered about 309,150 east and 6,888,800 south UTM PSAD56 Zone 19 in Province of Huasco, Commune of Huasco, III Region of Atacama, Chile.

We acquired the claim on April 25, 2008, for $550,000 and owe a royalty equal to 1.5% of the net proceeds that we receive from the processor to a maximum of $600,000 with a monthly minimum of $1,000 when we start exploiting the minerals extracted from the claim (the “Original Royalty”).  We can pay any unpaid balance of the royalty at any time.

On May 23, 2013, we entered into a rental agreement with Minera Farellon Limitada (“Minera Farellon”), to allow Minera Farellon to conduct certain exploration and mining activities on the Farellon Claim in exchange for a 10% royalty on gross smelter returns. This agreement was amended on June 5, 2014, when Polymet gave the permission to conduct certain exploration and mining activities on Farellon Claim claims directly to Kevin Mitchell, leaving Minera Farellon the right to work on Farellon Alto 7 - 8 claims. And on October 21, 2014, the agreement was further amended to transfer the right to mine Farellon Alto 7 - 8 claims from Minera Farellon to Kevin Mitchell. In addition, the Company decreased the royalty on gross smelter returns payable by Mr. Mitchell from initial 10% to 5%. The 10% royalty was reinstated as of June 2015.

On December 9, 2013, in anticipation of exploration and mining activities carried out by Mr. Mitchell and Minera Farellon, we amended our option agreement with the vendor of Farellon Claim to allow us to carry out the exploration and mining activities without triggering the requirement to start paying the Original Royalty. The Amended Agreement allows us to work on the Farellon Claim, while paying the Vendor 5% royalty on net smelter returns maintaining a monthly minimum of $1,000 (the “Amended Royalty”); however, we can stop the exploration of the Farellon Claim at any time, which will cease our requirement to continue paying the Amended Royalty.

The work done on the Farellon Claim by Mr. Mitchell resulted in $26,451 in royalty payments from gross smelter returns during the year ended January 31, 2016, which we recorded as the recovery of mineral exploration costs. At the same time we paid the original vendor of the Farellon Claim $17,334 in royalty payments required under the amended option agreement to acquire the claim.

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

The Cecil 1 - 49 (the “Cecil Claim”) covers 228 hectares and is centered at 310,250 east and 6,891,500 south UTM PSAD56 Zone 19 and lies approximately 1.7 kilometers north of the Farellon Claim border. The Cecil Claim covers a 700 metre strike length of a mineralized vein interpreted to be part of the same mineralizing system as the Farellon Alto 1 - 8 vein (the “Farellon Vein”). An investigation completed during the Farellon Claim acquisition uncovered a broad regional reconnaissance sampling program completed in 1996 showing results from the areas covered by the Cecil Claim. Results from the 1996 sampling show copper and gold grades similar to grades returned from the Farellon Vein, indicating that the Cecil Claim could have similar mineralized bodies.

During the year ended January 31, 2016, we fully impaired the Cecil 1 - 49 claim due to a lack of financial resources that would allow for substantive expenditures on further exploration and evaluation of the mineral resources within the Cecil Claim. We intend to maintain our right to the Cecil Claim and will resume the exploration activities once funding is available.

QUINA 1 - 56 CLAIM

On December 15, 2014, we entered into an option agreement with David Marcus Mitchell to earn 100% interest in the Quina 1-56 clam (the “Quina Claim”). The Quina Claim covers 251 hectares and is centered at 310,063 east and 6,890,435 south UTM PSAD56 Zone 19 and is contiguous to the Farellon Property. Acquisition of the Quina Claim added approximately 2 kilometers of strike length of the Farellon Veins.

In order to acquire the 100% interest in the Quina Claim, we are required to pay a total of $150,000, which we can pay in a combination of shares of our common stock and cash over four years, as detailed in the following schedule:

Date	Option Payment
Upon execution of the Option Agreement (“Execution date”) (paid)	$25,000
12 months subsequent to the Execution date (paid)	25,000
24 months subsequent to the Execution date	25,000
36 months subsequent to the Execution date	25,000
48 months subsequent to the Execution date	50,000
Total	$150,000

In addition to the option payments, the vendor will retain a 1.5% royalty from net smelter returns (“NSR”) on the Quina Claim, and we will have the right to buy out the royalty for a one-time payment of $1,500,000 any time after acquiring 100% of the Quina Claim.

EXETER 1-54 CLAIM

On June 3, 2015, we entered into an option agreement, made effective on June 15, 2015, with Minera Stamford S.A., to earn 100% interest in a mining claim Exeter 1-54 (the “Exeter claim”). The Exeter claim totals 235 hectares and is contiguous to our Farellon Property, which is located in the Carrizal Alto mining district, located approximately 75 kilometers northwest of the city of Vallenar, 150 kilometers south of Copiapo and 20 kilometers west of the Pan American Highway.

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

Mine workings of various sizes are all along the Farellon property, but only one modern exploration program has been completed.  In 1996, the Farellon and two other veins, the Fortuna and the Theresa, were explored by an Australian junior mining company Minera Stamford S.A.  Their exploration included a large mapping and surface sampling program followed by a 34-hole RC drilling program.  Of these 34 drill holes, 23 were drilled on the Farellon Claim.  The RC drilling program on the Farellon claim consistently intersected oxide and sulphide facies mineralization along a 2 kilometer-long zone covering the Farellon claim and strike extents to the south.  Mineralization is 2 to 35 meters wide with an average width of 5 meters.  The mineralized zone consists of one or more discrete veins and, in places, stockwork veining and mineralization.  While drilling covered the length of the property, gaps up to 350 meters are untested and infill drilling is required to confirm an economic ore body. Table 4 presents the significant intersections from the 23 holes drilled on the Farellon claim in the 1996 drilling.

Table 4: Farellon historic significant intersections (1996)
Drill hole	Significant intervals (m)			Assay results
FAR-96	From	To	Length	Gold (g/t)	Copper (%)	Cobalt (%)
06	49	54	5	0.15	0.73	0.01
07	25	34	9	0.38	1.05	0.02
09	57	84	27	0.51	0.91	0.03
010	31	36	5	1.00	0.68	0.04
011	20	26	6	0.67	0.46	0.02
013	86	93	7	0.87	1.68	0.04
014	77	83	6	0.66	0.85	0.06
015	59	79	20	0.99	0.98	0.06
	99	109	10	0.18	1.02	0.03
016	24	26	2	0.95	1.57	0.02
	64	70	6	0.73	0.81	0.07
020	14	16	2	0.46	1.85	0.05
	39	43	4	0.75	0.90	0.03
021	22	25	3	4.17	5.29	0.11
022	29	39	10	1.53	1.31	0.04
	100	108	8	3.72	2.49	0.06
023	50	53	3	0.48	1.10	0.06
	59	64	5	0.28	0.78	0.03
	132	147	15	0.60	1.42	0.03
024	33	36	3	0.94	2.89	0.06
025	65	85	20	0.97	1.22	0.02
028	55	58	3	0.12	0.52	0.06
029	30	34	4	0.18	1.15	0.07
	82	87	5	0.09	0.96	0.01

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

Hypogene mineralization occurred below 150m hosted in quartz and carbonate veins which appear closer to the main shear fault zone contact. Approximately within 20m downhole of intersected hypogene mineralized veins the lithological contact was encountered, passing through to the underlying intrusive package. The 2011 drill program was generally positive in better defining structural controls on mineralization and proving continuity of mineralization along strike and at depth. However, more drilling is needed to continue to expand on the mineralized zone along strike and at depth, and prove up infill targets for initial resource estimation.

In spring of 2012 we commissioned Micon to complete a second 43-101 technical report. Micon now recommends that we conduct a much larger phase of exploration consisting of 5,000 meters of diamond drilling and 10,000 meters of RC drilling, and geophysical surveys and geological mapping. A geophysics survey using both magnetics and induced polarization will help to identify further mineralized structures on the property that may not have been noticed in the historic mapping. A phase two drill program would be at defined spacing to outline the continuity of mineralization leading to initial resource estimation.  The depth of the drilling would be dependent on the results of the phase one drilling program. The estimated cost of this phase is $1.9 million.

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

Figure 3 below illustrates the Farellon geology and the 2006, 2009 and 2011 drillhole collar locations as well as surface traces of mineralized vein systems:

N
308,000 mE
310,000 mE
312,000 mE
6,892,000 mN
6,890,000 mN
6,888,000 mN
Until 1981, Carrizal Alto was the largest mining district in South America. More than 3 million tonnes of ore were mined at grades between 5-15% Cu
3.0 km of largely untested vein extent: no drilling. Surface samples up to 6.2% Cu, with average sample grade of 1.9% Cu.
Current Mining Area
Production to date
1,813 tonnes oxides grading 1.56% Cu and 7,089 tonnes sulphides grading 1.78% Cu, 6.8g/t Ag, and 0.31g/t Au
1.3 km of drill-proven vein continuity: intercepts include 7 m @ 4.84% Cu-Eq* (FAR-11-001), 10 m @ 3.99% Cu-Eq* (FAR-96-022) and 30 m @ 2.06% Cu-Eq* (FAR-11-006)
3.0 km
0.1 km
1.3 km
Carrizal Alto
FARELLON PROPERTY
1,234 ha
Llanos de Challe National Park
0
0.75
1.5
kilometers
redmetal
RESOURCES
LEGEND
Farellon Property Boundary
Carrizal Alto Mine Site
National Park Boundary
Alluvial Deposits
Jurassic Intrusives (Diorite & Granodiorite)
Devonian Carbonaceous Metasediments
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

2014 - 2016 Small Scale Mining. In January 2014 Minera Farellon Limitada started small scale mining activities on the Farellon Claim which in summer 2014 was continued by Mr. Mitchell. The main target of the current development is an area intersected in 2011 and 2013 drilling campaigns, more specifically intercepts in drill holes FAR-11-001 of 3.95% Cu and 0.53 g/t Au over 8 meters, FAR-13-002 of 2.15% Cu and 0.28 g/t Au over 7 meters and FAR-13-001 of 0.70% Cu and 0.20 g/t Au over 6 meters including 1.25% Cu and 0.34 g/t Au over 2 meters (see news releases dated Sept. 21, 2011 and Jan. 24, 2014).

As of the date of this Annual Report on Form 10-K, Mr. Mitchell continues the mining activities down to seven levels and approximately 60 meters vertical depth  and is now entirely in the sulphide zone of the mine. Copper, silver and gold extracted in the development process are being sold to ENAMI (the Chilean national mining company).  Since January 2015 approximately 1,813 tonnes of oxide ore have been sold grading 1.56% Cu and a further 7,089 tonnes of sulphide or grading 1.78% Cu, 6.8g/t Ag and 0.31g/t Au.

PERTH PROPERTY

On March 10, 2011, we purchased for $35,000 a group of 12 claims (the “Perth Property”) as described in Table 6 and illustrated in Figure 4.

Table 6: Perth property

Claim	Size (ha)
Perth 1 al 36	109
Lancelot I 1 al 30	300
Lancelot II 1 al 20	200
Rey Arturo 1 al 30	300
Merlin I 1 al 10	60
Merlin I 1 al 24	240
Galahad I 1 al 10	50
Galahad I 1 al 46	230
Percival III 1 al 30	300
Tristan II 1 al 30	300
Tristan IIA 1 al 5	15
Camelot 1 al 58	262
2,366[a]

a Some claims overlap others, reducing our net area to 2,245 hectares, see Figure 4.

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

2013 - 2014 Exploration Activity.  During 2013 - 2014 Geoactiva conducted a drilling program on the Perth property and surrounding claims. The drilling program totaled 3,965 meters, of which 4 drillholes were drilled primarily on Perth property. A total of 35 surface reconnaissance samples and 728 surface chip samples were taken from the Perth property. Significant results of the surface reconnaissance samples are detailed in the table below:

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

MATEO PROPERTY

The Mateo property consists of fourteen contiguous claims, as described in Table 10.  The Mateo claims overlap the Che, Margarita and Irene claims to secure the areas around the claims. Some of them may overlap others’ prior claims. We will acquire rights to these overlapped prior claims only if the owners forfeit their rights, and if we want the property. We acquired all of these claims for the same geological reasons and consider them one property, which we call the Mateo property.

During the year ended January 31, 2016, we fully impaired our Mateo Property due to a lack of financial resources that would allow for substantive expenditures on further exploration and evaluation of the mineral resources within the claims that comprise the Mateo Property. We intend to maintain the rights to the impaired claims and will resume the exploration activities once funding is available.

Table 10: Mateo property
Claim	Size (ha)
Che Uno 1 - 8	32
Che Dos 1 - 10	44
Margarita 1 - 14	56
Irene Uno 1 - 2	10
Irene Dos 1 - 10	50
Mateo	1,461
1,653

* Some claims overlap others, reducing our net area to 1,184 hectares.

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

Impairment of certain claims

During the year ended January 31, 2016, we fully impaired our Cecil 1 - 49 claim as well as all claims within our Mateo Property due to a lack of financial resources that would allow for substantive expenditures on further exploration and evaluation of the mineral resources within these claims. The impairment resulted in $158,141 increase to our operating expenses.

Abandoned claims

During the year ended January 31, 2015, we wrote off several Mateo claims within the Mateo property with a paid cost of $6,604 when the due diligence work conducted on the claims revealed several earlier mensura claims underlying the Company’s staked ground. In addition, we wrote off $2,115 when we decided not to pursue exploration of certain claims within our Farellon property.

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

Number of total employees and number of full-time employees

Red Metal does not have any employees. Caitlin Jeffs, Michael Thompson, and Joao (John) da Costa, who are directors and officers, provide their services to the Company as independent consultants.  Polymet retains the services of Kevin Mitchell, who is Polymet’s only employee, other services are provided by independent consultants. We contract for the services of geologists, prospectors and other consultants as we require them to conduct our exploration programs.

ITEM 1A: RISK FACTORS

IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT, THE FOLLOWING RISKS AND UNCERTAINTIES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS AND FINANCIAL CONDITION.

During the fiscal years ended January 31, 2016 and 2015 we earned no revenue while our operating expenses totalled $538,739 and $574,454, respectively. If we do not find sources of financing as and when we need them, we may be required to cease our operations.

Mineral exploration and development are very expensive.  During the fiscal year ended January 31, 2016, we had no revenue from our operations and our operating expenses totalled $538,739. Theses expenses were in part offset by $26,451 in royalty payments we received from renting our Farellon property to Mr. Mitchell. During the fiscal year ended January 31, 2015, our operating expenses totaled $574,454. Theses expenses were in part offset by the $27,687 gain on option payments we received from Geoactiva and by $14,255 in royalty payments we received from renting our Farellon property to Mr. Mitchell and Minera Farellon Ltda. This resulted in a total accumulated loss of $8,525,921 since inception. As of January 31, 2016, we had cash of $2,161.  Since inception, we have supported our operations through equity and debt financing and, to a minor extent, through option payments received on our option or joint venture agreements, and royalty payments from third-party vendors, who we allowed to mine our claims. Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue, obtain additional financing, or enter into joint venture agreements.  Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities.  If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

Our financial statements have been prepared assuming that we will continue as a going concern.   From our inception on January 10, 2005, we have accumulated losses of $8,525,921. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  The continuation of our operations depends on our ability to complete equity or debt financings as we need capital or generate capital from profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

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

We owe approximately $1.63 million to related parties. To pay out this debt or a portion thereof, we may issue shares of our common stock, which will result in substantial dilution to our existing shareholders.

As of January 31, 2016, we owed $1,625,739 to related parties for loans and for services rendered to us.  We do not have the cash resources to pay this debt and we may decide to partially pay these individuals by issuing shares of our common stock to them.  Because of the low market value of our common stock, the issuance of shares will result in substantial dilution to the percentage of our outstanding common stock owned by our current shareholders.

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

We have assembled interests in three mineral properties in Chile-the Farellon, Mateo, and Perth-which we have described above in Item 1.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol RMES on the OTC Link alternative trading system on the OTC PINK marketplace. Table 12 presents the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the OTC Markets Group Inc.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Table 12: High and low bids

	High	Low
Fiscal year ended January 31, 2016
First quarter	$0.08	$0.02
Second quarter	$0.03	$0.02
Third quarter	$0.03	$0.03
Fourth quarter	$0.03	$0.03
Fiscal year ended January 31, 2015
First quarter	$0.12	$0.09
Second quarter	$0.12	$0.04
Third quarter	$0.05	$0.04
Fourth quarter	$0.08	$0.05

As of April 29, 2016, we had approximately 42 shareholders of record according to a shareholder’s list provided to us by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, Nevada, 89014.

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

Securities Authorized for Issuance under Equity Compensation Plans

Table 13 provides information as of January 31, 2016, regarding the Red Metal Resources Ltd. 2011 Equity Incentive Plan (the “2011 Plan”), as amended on May 18, 2012, under which equity securities of Red Metal are authorized for issuance.

Table 13. Equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	n/a	3,429,030

Recent Issuances of Unregistered Securities

On December 15, 2015, we issued 833,333 shares of our common stock with a fair value of $25,000 as consideration for the second option payment to acquire interest in the Quina claim. The shares were issued pursuant to the provisions of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act.”)

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

We have generated only minimal operating income from operations and are dependent upon the equity markets for our working capital. Despite the current market volatility, we are optimistic that we can raise equity capital under these market conditions.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, we have one employee in Chile and engage part time assistants during our exploration programs and for administrative support. Most of our support - such as vehicles, office and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on four of our mineral claims - Farellon, Quina, Exeter, and Che. These royalties are payable once exploitation begins.

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

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 14 summarizes and compares our financial condition at January 31, 2016, to the year-ended January 31, 2015.

Table 14: Comparison of financial condition

	January 31, 2016	January 31, 2015
Working capital deficit	$(2,126,778)	$(1,881,494)
Current assets	$6,680	$5,110
Unproved mineral properties	$460,539	$640,653
Total liabilities	$2,133,458	$1,886,604
Common stock and additional paid in capital	$6,788,837	$6,763,837
Accumulated other comprehensive income	$73,952	$13,730
Deficit	$(8,525,921)	$(8,013,633)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 15 and Table 16 present selected financial information for each of the past eight quarters.

Table 15: Summary of quarterly results (2016)

	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Net loss	(246,122)	$(85,276)	$(90,406)	$(90,484)
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Table 16: Summary of quarterly results (2015)

	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014
Net loss	$(121,620)	$(91,825)	$(103,803)	(215,264)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

During the past eight fiscal quarters we maintained our exploration and operating activities at low levels. Following are the most significant events that affected our quarterly financial results:

•

During the quarter ended January 31, 2016, we recorded $158,141 when we fully impaired our Mateo Property and Cecil Claim.

•

During the quarter ended October 31, 2015, we completed restructuring of our Chilean subsidiary, Minera Polymet, from a Limited Liability Company to a Closed Stock Corporation. During the same period, we continued renting our Farellon Claim to Mr. Mitchell, who was carrying out a small scale mining operation on the claim, which resulted in recovery of mineral exploration costs totaling $4,140.

•

During the quarter ended July 31, 2015, we increased royalties payable to us on the minerals extracted during the small scale mining operations that were carried out by Mr. Mitchell on our Farellon Claim, which resulted in $10,007 we recorded as recovery of mineral exploration costs.

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

Selected Financial Results

YEARS ENDED JANUARY 31, 2016 AND JANUARY 31, 2015

Our results of operations for the years ended January 31, 2016 and 2015 and the changes between those periods are summarized in Table 17.

Table 17: Summary of operating results

	Year ended January 31,		Changes between the years ended January 31,
	2016	2015	2016 and 2015

Operating expenses	$ (538,739)	$ (574,454)	$ (35,715)
Other items:
Gain on mineral property option payment received	-	27,687	(27,687)
Other income	26,451	14,255	12,196
Net loss	(512,288)	(532,512)	(20,224)
Unrealized foreign exchange gain / (loss)	60,222	(38,273)	98,495
Comprehensive loss	$ (452,066)	$ (570,785)	$ (118,719)

Revenue. We did not generate any revenue during the years ended January 31, 2016 and 2015. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses decreased by $35,715, or 6%, from $574,454 for the year ended January 31, 2015 to $538,739 for the year ended January 31, 2016. The marginal change in operating expenses was a result of our continued efforts to control our day to day operating costs.

Our operating expenses for the years ended January 31, 2016 and 2015 consisted of the following:

Table 18: Details of changes in operating expenses

	Year ended January 31,		Changes between the years ended January 31,
	2016	2015	2016 and 2015
Operating expenses
Amortization	$ 1,226	$ 2,137	$ (911)
Consulting fees	120,000	127,379	(7,379)
General and administrative	69,473	92,974	(23,501)
Interest on current debt	82,272	69,407	12,865
Mineral exploration costs	18,022	20,872	(2,850)
Professional fees	25,905	29,775	(3,870)
Rent	9,969	12,734	(2,765)
Regulatory	7,283	11,669	(4,386)
Salaries, wages and benefits	48,484	58,451	(9,967)
Stock-based compensation	-	142,779	(142,779)
Foreign exchange loss (gain)	(2,036)	3,162	(5,198)
Impairment of unproved mineral properties	158,141	3,115	155,026
Total operating expenses	$ 538,739	$ 574,454	$ (35,715)

The most significant year-to-date changes included the following:

•

During the year ended January 31, 2016, we impaired our Mateo Property, and our Cecil Claim, due to a lack of available financing to allow for further exploration and evaluation of the mineral resources within these claims. The impairment resulted in $158,141. During our Fiscal 2015, we wrote off several claims within the Mateo Property and the Farellon Property totaling $3,115.

•

During the year ended January 31, 2015 we granted options to purchase up to 1,200,000 shares of our common stock to certain officers, directors, consultants and employees, which resulted in stock-based compensation expense of $142,779. We did not have similar transactions during the year ended January 31, 2016.

•

Our general and administrative expenses decreased by $23,501 or 25% from $ 92,974 we incurred during the year ended January 31, 2015 to $69,473 we incurred during the year ended January 31, 2016. This decrease was associated with our continued efforts to control our overhead costs.

•

To continue our operations we were required to incur additional debt with our related parties, which resulted in $12,865 increase to the interest we accrued on current debt.

•

Our salaries and wages expense decreased by $9,967. This change was associated with restructuring of Polymet’s operations and move of our employees to consulting fees.

Other items. During the year ended January 31, 2016, we continued renting our Farellon Claim to Mr. Mitchell, who was carrying out a small scale mining operation on the claim. Pursuant to our rental agreement, Mr. Mitchell was obligated to pay us 5% royalty on the amounts generated from the net smelter returns, which we recorded as other income on the statement of operations. In June 2015 we reached a verbal agreement with Mr. Mitchell to increase the royalty payable to us from net smelter returns from the Farellon Claim from 5% to 10%. As such, our recovery of mineral exploration costs increased by $12,196, or 86% from $14,255 we received during the year ended January 31, 2015 to $26,451 we received during the year ended January 31, 2016.

During the year ended January 31, 2015, we recorded a gain on mineral property option payments in the amount of $27,687 when we received a third option payment from Geoactiva SpA, a Chilean mining company (“Geoactiva”). The gain represented the excess over the carrying value of the Perth property at the date of the payment. Since Geoactiva terminated the Option agreement during the third quarter of our Fiscal 2015, we did not have similar transactions during the year ended January 31, 2016.

Comprehensive loss. Our comprehensive loss for the year ended January 31, 2016 was $452,066 as compared to the comprehensive loss of $570,785 we recorded for the year ended January 31, 2015. The $118,719 decrease in comprehensive loss was mainly associated with the foreign exchange translation associated with revaluation of the transactions denominated in other than our functional currencies, which was in part offset by overall decrease in our net loss from the current operations.

Liquidity

GOING CONCERN

The consolidated financial statements included in this Annual Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements, if possible.  At January 31, 2016, we had a working capital deficit of $2,126,778 and accumulated losses of $8,525,921 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties and geological services.

Sources and uses of cash

YEARS ENDED JANUARY 31, 2016 AND 2015

Table 19 summarizes our sources and uses of cash for the years ended January 31, 2016 and 2015.

Table 19: Summary of sources and uses of cash

	January 31,
	2016	2015
Net cash used in operating activities	$ (137,340)	$ (260,692)
Net cash provided by (used in) investing activities	(59,531)	24,679
Net cash provided by financing activities	200,566	133,577
Effects of foreign currency exchange	(5,974)	103,368
Net increase (decrease) in cash	$ (2,279)	$ 932

Net cash used in operating activities.

During the year ended January 31, 2016, we used net cash of $137,340 in operating activities. We used $352,921 to cover our cash operating costs and $4,290 to increase our prepaids and other receivables. These uses of cash were offset by increases in accounts payable of $28,240 and accrued liabilities of $31,219; accounts payable to related parties of $108,529, which were associated mainly with administration and consulting fees, as well as interest charged on unpaid trade accounts payable with related parties. In addition, the use of cash was offset by increase in accrued interest on our notes payable to related parties of $51,883.

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

Certain non-cash changes in operating assets and liabilities.

During the year ended January 31, 2016, we recorded an impairment charge of $158,141 on our mineral properties due to a lack of funding to carry out an exploration and evaluation programs of the mineral resources within our Mateo Property, and the Cecil 1-49 Claim.

During the year ended January 31, 2015, we recorded $142,779 as stock based compensation on the grant of options to purchase up to 1,200,000 shares of our common stock to certain officers, directors, consultants and employees. We also recorded a $27,687 gain on the mineral property option payment we received from Geoactiva pursuant to the Property Option Agreement with the company, and wrote off $3,115 in mineral property acquisition costs.

Net cash provided by (used in) investing activities.

During the year ended January 31, 2016, we spent $59,531 acquiring mineral claims, of which $27,708 was used to acquire Exeter claim and $31,823 to pay 2015 - 2016 mineral property taxes on our claims.

During the year ended January 31, 2015, we spent $25,321 acquiring mineral claims and paying property taxes associated with our mineral claims. During the same period we received $50,000 from Geoactiva pursuant to the Perth Option Agreement, of which $27,687 represented gain on mineral property option payments in excess of the carrying value of the Perth property.

Net cash provided by financing activities.

During the year ended January 31, 2016, we borrowed $159,000 and $12,391 (CAD$15,000) from our significant shareholder, and $1,965 and $8,145 (CAD$10,300) from our CEO. In addition, we borrowed $2,446 (CAD$3211) from Fladgate Exploration Consulting Corporation, a company controlled by our CEO and VP of Exploration, and $16,619 (10,500,000 Chilean Pesos) from Mr. Kevin Mitchell. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

During the year ended January 31, 2015, we borrowed $71,000 and $13,622 (CAD$15,000) from a significant shareholder and $6,220 and $42,735 (CAD$47,400) from our CEO.

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

Contingencies and commitments

We had no contingencies at January 31, 2016.

As of the date of the filing of this Annual Report we have the following long-term contractual obligations and commitments:

Farellon royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellon Claim up to a total of $600,000. The royalty payments are due monthly once exploitation begins and are subject to minimum payments of $1,000 per month. During our current small scale mining operations, we are required to pay the vendor a royalty equal to 5% of the net sales of minerals extracted from the Farellon Claim, subject to minimum payments of $1,000 per month. These payments will discontinue once we stop the small scale mining operation, and can not be offset against the original 1.5% royalty commitment.

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

Che royalty. We are committed to paying a royalty equal to 1% of the net sales of minerals extracted from the claims to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments

Mineral property taxes. To keep our mineral claims in good standing we are required to pay mineral property taxes of approximately $35,000 per annum.

Debt financing

Between February 1, 2014 and January 31, 2016, we borrowed a total of $317,524 from related parties.  Information about these transactions is included in the section of this report titled “Certain Relationships and Related Transactions, and Director Independence”. In addition, we borrowed $16,619 from Mr. Mitchell, our former legal representative in Chile, and renter of our Farellon Claim.

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

As at January 31, 2016, we owed approximately $1.63 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Recently adopted accounting guidance

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Red Metal Resources Ltd.

We have audited the accompanying consolidated balance sheets of Red Metal Resources Ltd. (the “Company”) as at January 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

May 2, 2016

An independent firm associated with

Moore Stephens International Limited

MOORE STEPHENS

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	January 31, 2016	January 31, 2015

ASSETS
Current assets

Cash	$2,161	$4,440
Prepaids and other receivables	4,519	670
Total current assets	6,680	5,110

Equipment	3,107	4,775
Unproved mineral properties	460,539	640,653
Total assets	$470,326	$650,538

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$358,709	$340,037
Accrued liabilities	131,577	164,263
Due to related parties	938,584	892,495
Notes payable	17,433	-
Notes payable to related parties	687,155	489,809
Total liabilities	2,133,458	1,886,604

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 34,290,302 issued and outstanding at January 31, 2016 (33,456,969 at January 31, 2015)	34,290	33,457
Additional paid in capital	6,754,547	6,730,380
Deficit	(8,525,921)	(8,013,633)
Accumulated other comprehensive income	73,952	13,730
Total stockholders' deficit	(1,663,132)	(1,236,066)
Total liabilities and stockholders' deficit	$470,326	$650,538

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	January 31, 2016	January 31, 2015

Operating expenses:
Amortization	$1,226	$2,137
Consulting fees	120,000	127,379
General and administrative	69,473	92,974
Interest on current debt	82,272	69,407
Mineral exploration costs	18,022	20,872
Professional fees	25,905	29,775
Rent	9,969	12,734
Regulatory	7,283	11,669
Salaries, wages and benefits	48,484	58,451
Stock based compensation	-	142,779
Foreign exchange loss (gain)	(2,036)	3,162
Impairment of unproved mineral properties	158,141	3,115
	(538,739)	(574,454)

Other items:
Gain on mineral property option payment	-	27,687
Other income	26,451	14,255
Net loss	(512,288)	(532,512)

Unrealized foreign exchange gain (loss)	60,222	(38,273)
Comprehensive loss	$(452,066)	$(570,785)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares
outstanding - basic and diluted	33,564,275	33,021,353

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2014	32,956,969	$32,957	$6,563,101	$(7,481,121)	$52,003	$(833,060)

Stock options issued for services	-	-	142,779	-	-	142,779
Stock issued for mineral property	500,000	500	24,500	-	-	25,000
Net loss for the year	-	-	-	(532,512)	-	(532,512)
Translation to reporting currency	-	-	-	-	(38,273)	(38,273)

Balance at January 31, 2015	33,456,969	33,457	6,730,380	(8,013,633)	13,730	(1,236,066)

Stock issued for mineral property	833,333	833	24,167	-	-	25,000
Net loss for the year	-	-	-	(512,288)	-	(512,288)
Foreign exchange translation	-	-	-	-	60,222	60,222

Balance at January 31, 2016	34,290,302	$34,290	$6,754,547	$(8,525,921)	$73,952	$(1,663,132)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	January 31, 2016	January 31, 2015

Cash flows used in operating activities:
Net loss	$(512,288)	$(532,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,226	2,137
Gain on mineral property option payment	-	(27,687)
Stock based compensation	-	142,779
Impairment of unproved mineral properties	158,141	3,115

Changes in operating assets and liabilities:
Prepaids and other receivables	(4,290)	(2)
Accounts payable	28,240	14,222
Accrued liabilities	31,219	7,905
Due to related parties	108,529	95,347
Notes payable to related parties	51,883	34,004
Net cash used in operating activities	(137,340)	(260,692)

Cash flows provided by (used in) investing activities:
Option payments received on mineral properties	-	50,000
Acquisition of unproved mineral properties	(59,531)	(25,321)
Net cash provided by (used in) investing activities	(59,531)	24,679

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	183,947	133,577
Cash received on issuance of notes payable	16,619	-
Net cash provided by financing activities	200,566	133,577
Effects of foreign currency exchange	(5,974)	103,368

Increase (decrease) in cash	(2,279)	932
Cash, beginning	4,440	3,508
Cash, ending	$2,161	$4,440

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-
Non-cash investing transactions:
Shares issued for mineral property	$25,000	$25,000

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Red Metal Resources Ltd. (the “Company”) holds a 99% interest in Minera Polymet SpA (“Polymet”) under the laws of the Republic of Chile. The Company is involved in acquiring and exploring mineral properties in Chile.  The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has generated only minimal income to date, and has accumulated losses of $8,525,921 since inception. The Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through equity and/or debt financings, and by entering into joint venture agreements. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, the continued financial support from related party creditors, and ultimately on generating profitable operations.

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

Long Lived Assets

The carrying value of long-lived assets, other than mineral properties, is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, other receivables, amounts due to related parties, notes payable, notes payable to related parties, and accounts payable approximates their carrying value due to their short-term nature.

Foreign Currency Translation and Transaction

The functional currency for the Company and the Company’s foreign subsidiary is the US dollar and the Chilean peso, respectively.  The Company translates assets and liabilities to US dollars using year-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of foreign entity financial statements are included as a component of other comprehensive income (loss).

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

Option payments are considered acquisition costs provided that the Company has the intention of exercising the underlying option.

Property option agreements are exercisable entirely at the option of the optionee.  Therefore, option payments (or recoveries) are recorded when payment is made (or received) and are not accrued.

Mineral properties are tested for impairment if facts or circumstances indicate that impairment exists.  Examples of such facts and circumstances are as follows:

•

the period for which the Company has the right to explore in the specific area has expired during the period or will expire in the near future, and is not expected to be renewed;

•

substantive expenditure on further exploration for and evaluation of mineral resources in the specific area is neither budgeted nor planned;

•

exploration for and evaluation of mineral resources in the specific area have not led to the discovery of commercially viable quantities of mineral resources and the entity has decided to discontinue such activities in the specific area; and

•

sufficient data exist to indicate that, although a development in the specific area is likely to proceed, the carrying amount of the exploration and evaluation asset is unlikely to be recovered in full from successful development or by sale. The property should be valued at the lower of cost and net realizable value, where net realizable value is the estimated selling price less any cost to complete or sell the property.

After technical feasibility and commercial viability of extracting a mineral resource are demonstrable the capitalized balance, net of any impairment recognized, is then reclassified to either tangible or intangible mine development assets according to the nature of the asset.

Although the Company has taken steps that it considers adequate to verify title to mineral properties which it has an interest, these procedures do not guarantee the Company’s title.  Title to mineral properties in foreign jurisdictions is subject to uncertainty and consequently, such properties may be subject to prior undetected agreements or transfers and title may be affected by such instances.

Equipment

Equipment is recorded at cost and is being amortized over its estimated useful lives using the declining balance method at 30% per year.

Royalty Income

Royalty payments received from authorized contractors are recognized when the risks and rewards of ownership to delivered concentrate pass to the buyer and collection is reasonably assured.

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

Recently Adopted Accounting Guidance

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2016	January 31, 2015

Due to a company owned by an officer (a)	$553,991	$445,601
Due to a company controlled by directors (b)	299,761	317,089
Due to a company controlled by a major shareholder (a)	51,201	91,966
Due to a major shareholder (a)	33,631	37,839
Total due to related parties	$938,584	$892,495

Note payable to the Chief Executive Officer (“CEO”) (c)	$257,081	$248,564
Note payable to the Chief Financial Officer (“CFO”) (c)	11,698	10,802
Note payable to a major shareholder (c)	301,360	113,241
Note payable to a company controlled by directors (c)	117,016	117,202
Total notes payable to related parties	$687,155	$489,809

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the year ended January 31, 2016, the Company accrued $51,883 (January 31, 2015 - $34,004) in interest expense on the notes payable to related parties and $14,522 (January 31, 2015 - $18,676) in interest expense on trade accounts payable with related parties.

Transactions with Related Parties

During the years ended January 31, 2016 and 2015, the Company incurred the following expenses with related parties:

	January 31, 2016	January 31, 2015

Consulting fees paid or accrued to a company owned by the CFO	$120,000	$120,000
Fees paid or accrued to a company controlled by two directors	$--	$4,113
Rent fees paid or accrued to a company controlled by a major shareholder	$9,969	$12,734
Royalty revenue earned from a company controlled by a major shareholder	$--	$9,865

NOTE 4 - UNPROVED MINERAL PROPERTIES

Mineral Claims	January 31, 2015	Additions/ Payments	Impairment	Effect of foreign currency translation	January 31, 2016
Farellon Project
Farellon Alto 1-8(1)	$416,430	$1,504	$--	$(46,123)	$371,811
Cecil	41,729	1,597	(43,326)	--	--
Quina	24,409	26,759	--	(3,008)	48,160
Exeter	--	29,500	--	(3,292)	26,208
	482,568	59,360	(43,326)	(52,423)	446,179

Perth Project	--	16,412	--	(2,050)	14,360

Mateo Project
Margarita	20,107	392	(20,499)	--	--
Che (2)	21,343	532	(21,875)	--	--
Irene	36,213	420	(36,633)	--	--
Mateo	80,422	10,157	(90,579)	--	--
	158,085	11,501	(169,586)	--	--
Total Costs	$640,653	$87,273	$(212,912)	$(54,473)	$460,539

(1)

During the year ended January 31, 2016, the Company received $26,451 in payments from a minerals extracted during the small scale mining operations that were carried out by a third-party; these payments were recorded as recovery in other income. During the same period the Company paid $17,334 in royalty payments to the original vendor of the Farellon Alto 1-8, which were recorded as part of mineral exploration costs.

(2)

The claims are subject to a 1% royalty on the net sales of minerals extracted from the property. The royalty payments will be due monthly once exploration begins and are not subject to minimum payments.

Farellon Project, “Quina Claim”

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

In order to acquire the 100% interest in the Quina Claim, the Company is required to pay a total of $150,000, which, at discretion of the Company, can be paid in a combination of shares of the Company and cash over four years, as detailed in the following schedule:

Date	Option Payment
Upon execution of the option agreement (“Execution date”) (paid)	$25,000
12 months subsequent to the Execution date (paid)	25,000
24 months subsequent to the Execution date	25,000
36 months subsequent to the Execution date	25,000
48 months subsequent to the Execution date	50,000
Total	$150,000

The number of shares to be issued for each option payment will be determined based on the average trading price of the Company’s shares during a 30-day period prior to the payment. All of the above payments shall be made only if the Company wishes to keep the option agreement in force and finally to exercise the option to purchase.

In addition to the option payments, the Company will have to pay a 1.5% royalty from net smelter returns (“NSR”) on the Quina Claim, which the Company can buy out for a one-time payment of $1,500,000 any time after acquiring 100% of the Quina Claim.

On December 15, 2014, the Company issued 500,000 shares of its common stock with a fair value of $25,000 as consideration for the first option payment. On December 15, 2015, the Company issued 833,333 shares of its common stock with a fair value of $25,000 as consideration for the second option payment.

Farellon Project, “Exeter Claim”

On June 3, 2015, Polymet entered into an option agreement, made effective on June 15, 2015, with an unrelated party, to earn 100% interest in a mining exploration concession Exeter 1-54 (the “Exeter Claim”).

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

In addition to the option payments, the Company will have to pay a 1.5% NSR royalty on the Exeter Claim, which the Company may buy out for a one-time payment of $750,000 any time after acquiring 100% of the Exeter Claim. Should the Company choose to mine the Exeter Claim prior to acquiring the option, the Company will be obligated to pay a minimum monthly royalty of $2,500 up to 5,000 tonnes, and a further $0.25 for every additional tonne mined.

Perth Project

On April 30, 2013, the Company granted Geoactiva SpA (“Geoactiva”) an option to purchase 100% of the Perth property through the execution of a mining option purchase agreement.

Option payments received by the Company were credited against the carrying value of the Perth property, with any excess over the carrying value recorded as a gain on mineral property option payments.

In August 2014 Geoactiva notified the Company that it had no intention to continue the joint venture and the option agreement was cancelled.

Impairment of certain claims

During the year ended January 31, 2016, the Company impaired its Cecil 1 - 49 claim as well as all claims within its Mateo Project due to a lack of financial resources that would allow for substantive expenditures on further exploration and evaluation of the mineral resources within these claims. The management of the Company intends to maintain the rights to the impaired claims and will resume the exploration activities once funding is available.

Abandoned claims

During the year ended January 31, 2015, the Company wrote off several claims within the Mateo Project with a total cost of $6,604. The Company wrote off $2,115 when it decided not to pursue exploration of certain other exploration claims. The Company did not abandon any of its claims during the year ended January 31, 2016.

NOTE 5 - EQUIPMENT

Amortization schedule for the equipment at January 31, 2016 and 2015:

	January 31, 2016	January 31, 2015
Beginning	$4,775	$8,949
Amortization	(1,226)	(2,137)
Effect of foreign currency translation	(442)	(2,037)
Ending	$3,107	$4,775

The equipment consists of a truck that is used for daily operations and is amortized on a declining balance basis at 30% over its useful life.

NOTE 6 - COMMON STOCK

On December 15, 2015, the Company issued 833,333 shares of its common stock with a fair value of $25,000 as consideration for the second option payment to acquire an interest in the Quina Claim (Note 4).

On December 15, 2014, the Company issued 500,000 shares of its common stock with a fair value of $25,000 as consideration for the first option payment to acquire an interest in the Quina Claim (Note 4).

Warrants

	January 31, 2016	January 31, 2015
Balance, opening	267,335	7,187,001
Expired	(267,335)	(6,919,666)
Balance, closing	--	267,335

Options

On February 28, 2014, the Company granted options to purchase up to 1,200,000 shares of its common stock to certain officers, directors, consultants and employees. The Company’s CEO, CFO, and Vice President of Exploration were each granted options to purchase up to 300,000 shares of the Company’s common stock. The options vested upon grant and were exercisable at $0.15.

At January 31, 2016, all options remained unexercised. The weighted average life of the options was 0.08 years and the weighted average exercise price was $0.15.

	January 31, 2016	January 31, 2015
Balance, opening	1,200,000	--
Granted	--	1,200,000
Balance, closing	1,200,000	1,200,000

All options expired unexercised on February 28, 2016.

During the year ended January 31, 2015 the Company recorded $142,779 as stock-based compensation associated with the grant of options, which was calculated using the following assumptions under the Black-Scholes option-pricing model:

Expected life of options	2 years
Annualized volatility	179%
Risk-free interest rate	0.33%
Dividend yield	Nil

NOTE 7 - INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	January 31, 2016	January 31, 2015
Net loss	$(512,288)	$(532,512)
Statutory income tax rate	34%	34%
Expected in tax recovery at statutory income tax rates	(174,178)	(181,054)
Permanent differences	--	(47,791)
Difference in foreign tax rates, foreign exchange, other	37,344	315,876
Adjustment to prior year provisions versus statutory tax returns	(235,654)	--
Change in valuation allowance	372,488	(87,031)
Income tax recovery	$--	$--

Temporary differences that give rise to the following deferred tax assets and liabilities at are:

	January 31, 2016	January 31, 2015
Deferred tax assets (liabilities)
Federal loss carry forwards	$1,127,799	$1,079,146
Foreign loss carry forwards	662,697	561,117
Mineral properties	93,276	(129,107)
	1,883,772	1,511,156
Valuation allowance	(1,883,772)	(1,511,156)
	$--	$--

The Company has approximated $3,317,000 of United States federal net operating loss carry forwards that may be offset against future taxable income. These losses expire between 2026 and 2036.

The Company also has approximately $2,945,000 of Chilean tax losses.  The Chilean tax losses can be carried forward indefinitely.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer determined that, as of January 31, 2016, our internal control over financial reporting is effective.

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

Table 20: Directors and officers

Name	Age	Position
Caitlin Jeffs	40	Director, Chief Executive Officer, President and Secretary
Michael Thompson	46	Director and Vice President of Exploration
Joao (John) da Costa	51	Director, Chief Financial Officer and Treasurer

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

Significant Employees

Kevin Mitchell.  Mr. Mitchell has been the legal representative and manager of Minera Polymet SpA since it was formed as a limited corporation in August 2007 until fall of 2015, when we restructured Minera Polymet into a Closed Stock Corporation. He is a Canadian who has lived in Chile for more than twenty years.  He has owned and operated a heavy equipment company for all of that time, mainly servicing the mining industry.  Since February 2007 he has been the legal representative and manager of Minera Farellon Limitada, a Chilean company that investigates potential projects, conducts due diligence reviews, and provides logistical support. Since our Fiscal 2015, Mr. Mitchell has been renting our Farellon Claim.

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

o

any Federal or State securities or commodities law or regulation, or

o

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

o

any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

Table 21: Summary Compensation Table
	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Caitlin Jeffs Chief Executive Officer, President and Secretary	2016 2015	nil nil	nil nil	nil nil	nil 35,695(1)	nil nil	nil nil	14,522(2) 22,789(2)	14,522 58,484
Michael Thompson Vice President of Exploration	2016 2015	nil nil	nil nil	nil nil	nil 35,695(1)	nil nil	nil nil	14,522(2) 22,789(2)	14,522 58,484
Joao (John) da Costa Chief Financial Officer and Treasurer	2016 2015	nil nil	nil nil	nil nil	nil 35,695(1)	nil nil	nil nil	120,000(3) 120,000(3)	120,000 155,695

(1)

On February 28, 2014, we issued to Messrs. Thompson and da Costa, and to Ms. Jeffs options to purchase up to 300,000 shares of our common stock each (900,000 options in total) under our 2011 Equity Incentive Plan (the “Management Options”). The Management Options vested immediately upon issuance, were exercisable at $0.15 for a period of two years expiring on February 28, 2016. The cost assigned to the Management Options was calculated to be $35,695 ($107,085 in total) using the Black-Scholes option pricing model at the grant date. These options expired unexercised.

(2)

Represents amounts we paid or accrued to Fladgate Exploration Consulting Corporation., of which Caitlin Jeffs and Michael Thompson are directors, for mineral exploration, corporate communication services, and interest we accrued on unpaid balance owed to Fladgate Exploration Consulting Corporation.

(3)

Represents amounts we paid or accrued to Da Costa Management Corp., of which John da Costa is the principal, for accounting, administrative and management services.

Equity Awards

On September 2, 2011 we adopted Red Metal Resources 2011 Equity Incentive Plan.  The purpose of the Plan is to benefit the Company by enabling us to attract, retain and motivate officers, directors, employees and consultants by providing them with the opportunity, through grants of options to purchase our common stock, to acquire an increased proprietary interest in the Company.

As of the dated of the filing of this Annual Report on Form 10-K, all options issued under the Red Metal Resources 2011 Equity Incentive Plan have expired unexercised.

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

In the past we have not paid compensation to our Named Executive Officers, although we have paid and continue to pay fees to entities controlled by our Named Executive Officers for services rendered to us.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.  In the past we have granted options to purchase our common stock to our Named Executive Officers as compensation for the services they render to us in our day-to-day operations.  Grants of options allow us to conserve cash at the same time as they increase the proprietary interest of our Named Executive Officers in the Company, thereby aligning their interests with those of our shareholders.  In the future, we may pay cash compensation to our Named Executive Officers and we may pay bonuses of cash or securities as a way of rewarding exceptional performance.  We did not pay bonuses during the fiscal year ended January 31, 2016.

We do not have a compensation committee.  Caitlin Jeffs, Michael Thompson and John da Costa, all of whom are executive officers as well as directors, participate in deliberations of the board of directors concerning executive officer compensation.

Director Compensation

Other than the compensation set out in the table above, we have not paid compensation to our directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 22 presents, as of April 29, 2016, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days from April 29, 2016, are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Table 22: Security ownership
Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Security Ownership of Management
Common stock	Caitlin Jeffs 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	1,696,909	4.95%
Common stock	Michael Thompson 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	86,191	0.25%
Common stock	Fladgate Exploration Consulting Corp.(a) 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	330,087	0.96%
Common stock	Joao (John) da Costa 789 West Pender Street, Unit 810 Vancouver, BC V6C 1H2	743,691	2.17%
	All officers and directors as a group	2,856,878	8.33%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common stock	Richard N. Jeffs Parcela 29, Perales Viejo Vallenar, III Region Chile	3,638,785	10.61%
Common stock	Robert Andjelic PO Box 69 Millarville, AB T0L 1K0	2,500,000	7.29%

(a)  Fladgate Exploration Consulting Corporation is controlled by Caitlin Jeffs and Michael Thompson.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Using the definition of “independent” in Rule 5605 of the Rules of The Nasdaq Stock Market, we have determined that none of our directors is independent.

Transactions with Related Persons

Since February 1, 2015, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Loans from Richard N. Jeffs

During the year ended January 31, 2016, we borrowed from Richard N. Jeffs, our major shareholder, $159,000 and CAD$15,000 ($12,391). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of January 31, 2016, we were indebted to Mr. Jeffs in the amount of $301,360 (2015 - $113,241), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $33,053 (2015 - $13,446).

Loans from Caitlin L. Jeffs

During the year ended January 31, 2016, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $1,965 and CAD$10,300 ($8,145). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of January 31, 2016, we were indebted to Ms. Jeffs in the amount of $257,081 (2015 - $248,564), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $51,572 (2015 - $35,079). Subsequent to our year end, Ms. Jeffs advanced to us an additional $3,050 and CAD$5,202 ($4,105), bringing the total principal amount payable to Ms. Jeffs under the loan agreements with her to $212,664.

Loans from John da Costa

At January 31, 2016 we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $11,698 (2015 - $10,802), consisting of the full principal of the loan we received from Mr. da Costa prior to February 1, 2015, plus accrued interest of $3,198 (2015 - $2,302). We did not borrow any funds from Mr. da Costa during the year ended January 31, 2016.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the year ended January 31, 2016, we paid or accrued $120,000 (2015 - $120,000) to Da Costa Management for services provided by them.  This amount has been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. As of January 31, 2016, we were indebted to Da Costa Management Corp. in the amount of $553,991 for unpaid fees (2015 - $445,601).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the entity.  During the year ended January 31, 2016, we did not have any transaction with Fladgate (2015 - $4,113), except for $14,522 (2015 - $18,676) in interest we accrued on unpaid invoices. This amount has been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. As of January 31, 2016, we were indebted to Fladgate in the amount of $299,761 for unpaid fees (2015 - $317,089).

In addition to the above transactions, during the year ended January 31, 2016, we borrowed from Fladgate CAD$3,211 ($2,446). The loan is subject to 8% interest compounded monthly, is unsecured and due on demand. At January 31, 2016 we were indebted to Fladgate in the amount of $117,016 (2015 - $117,202), consisting of the full principal of all loans we received from Fladgate, plus accrued interest of $25,303 (2015 - $18,214).

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA, and in our Fiscal 2015 we received royalty payments from Minera Farellon, pursuant to our mineral property rental agreement with them. Richard N. Jeffs, our major shareholders is the principal of Minera Farellon Limitada, owning 50% of the entity. During the year ended January 31, 2016, we paid or accrued $9,969 (2015 - $12,734), during our Fiscal 2015 we also received $9,865 in royalty payments from small scale mining Minera Farellon conducted on our Farellon Claim. As of January 31, 2016, we were indebted to Minera Farellon in the amount of $51,201 for unpaid fees (2015 - $91,966).

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

2016 - $18,352 - Dale Matheson Carr-Hilton Labonte LLP

2015 - $23,215 - Dale Matheson Carr-Hilton Labonte LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2015 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016 - $1,299 - Dale Matheson Carr-Hilton Labonte LLP

2015 - $1,785 - Dale Matheson Carr-Hilton Labonte LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2016 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2015 - $0 - Dale Matheson Carr-Hilton Labonte LLP

We do not have an audit committee.  Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

ITEM 15: EXHIBITS

See the index to financial statements on page 36

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Articles of Incorporation1
3.2	By-laws1
10.1	Red Metal Resources Ltd. 2011 Equity Incentive Plan2
10.2	Memorandum (Minutes) of Understanding between Geoactiva Spa and Minera Polymet Limitada 3
10.3	Extension of Memorandum of Understanding between Geoactiva Spa and Minera Polymet Limitada4
10.4	Unilateral Purchase Option Contract for Mining Properties: Minera Polymet Limitada to Geoactiva SpA, dated April 30, 2013 (English translation of text) 5
10.5	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchel 6
10.6	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation 7
10.7	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54 in Spanish 9
10.8	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54, English translation
10.9

Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008,  between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada, dated December 9, 2013; English translation.

10.10

Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008,  between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada dated December 9, 2013 in Spanish..

21	List of significant subsidiaries of Red Metal Resources Ltd.
31.1	Certification of chief executive officer and president pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350
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

3Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2013.

4Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2013.

5Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013.

6 Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the  Securities and Exchange Commission on June 4, 2014.

7 Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014

8 Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2016

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Caitlin Jeffs Caitlin Jeffs	Chief Executive Officer, (Principal Executive Officer) President, Secretary and Member of the Board of Directors	May 2, 2016

/s/ Joao (John) da Costa Joao (John) da Costa	Chief Financial Officer and director (Principal Financial and Accounting Officer) and Member of the Board of Directors	May 2, 2016

/s/ Michael Thompson Michael Thompson	Vice President of Exploration and Member of the Board of Directors	May 2, 2016