Form 10-Q
period 2016-04-30
RED METAL RESOURCES, LTD.
filed 2016-06-14
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 13, 2016, the number of shares of the registrant’s common stock outstanding was 34,290,302.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	April 30, 2016	January 31, 2016
	(Unaudited)
ASSETS
Current assets

Cash	$10,337	$2,161
Prepaids and other receivables	4,093	4,519
Total current assets	14,430	6,680

Equipment	3,114	3,107
Unproved mineral properties	500,365	460,539
Total assets	$517,909	$470,326

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$359,555	$358,709
Accrued liabilities	143,452	131,577
Due to related parties	1,024,809	938,584
Notes payable	37,600	17,433
Notes payable to related parties	774,082	687,155
Total liabilities	2,339,498	2,133,458

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 34,290,302 issued and outstanding at April 30, 2016 and January 31, 2016	34,290	34,290
Additional paid in capital	6,754,547	6,754,547
Deficit	(8,598,274)	(8,525,921)
Accumulated other comprehensive income (loss)	(12,152)	73,952
Total stockholders' deficit	(1,821,589)	(1,663,132)
Total liabilities and stockholders' deficit	$517,909	$470,326

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended
	April 30,
	2016	2015

Operating expenses:
Amortization	$239	$356
Consulting fees	15,000	30,000
General and administrative	18,194	16,529
Interest on current debt	22,502	18,894
Mineral exploration costs	4,361	3,179
Professional fees	(606)	2,074
Rent	2,411	2,654
Regulatory	813	2,880
Salaries, wages and benefits	16,917	14,176
Foreign exchange loss (gain)	278	(700)
Impairment of unproved mineral properties	-	3,401
	(80,109)	(93,443)

Other income	7,756	2,959
Net loss	(72,353)	(90,484)

Unrealized foreign exchange loss	(86,104)	(30,615)
Comprehensive loss	$(158,457)	$(121,099)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	34,290,302	33,456,969

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2015	33,456,969	$33,457	$6,730,380	$(8,013,633)	$13,730	$(1,236,066)

Net loss for the three months ended April 30, 2015	-	-	-	(90,484)	-	(90,484)
Foreign exchange translation	-	-	-	-	(30,615)	(30,615)

Balance at April 30, 2015	33,456,969	33,457	6,730,380	(8,104,117)	(16,885)	(1,357,165)

Stock issued for mineral property	833,333	833	24,167	-	-	25,000
Net loss for the nine months ended January 31, 2016	-	-	-	(421,804)	-	(421,804)
Foreign exchange translation	-	-	-	-	90,837	90,837

Balance at January 31, 2016	34,290,302	34,290	6,754,547	(8,525,921)	73,952	(1,663,132)

Net loss for the three months ended April 30, 2016	-	-	-	(72,353)	-	(72,353)
Foreign exchange translation	-	-	-	-	(86,104)	(86,104)

Balance at April 30, 2016	34,290,302	$34,290	$6,754,547	$(8,598,274)	$(12,152)	$(1,821,589)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the Three Months Ended
	April 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(72,353)	$(90,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	239	356
Impairment of unproved mineral properties	-	3,401
Accrued interest on notes payable	14,799	10,689

Changes in operating assets and liabilities:
Prepaids and other receivables	384	(5,275)
Accounts payable	119	(19,860)
Accrued liabilities	6,006	11,248
Due to related parties	20,993	(11,551)
Net cash used in operating activities	(29,813)	(101,476)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(1,878)	(276)
Net cash used in investing activities	(1,878)	(276)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	28,979	104,991
Cash received on issuance of notes payable	11,533	-
Net cash provided by financing activities	40,512	104,991
Effects of foreign currency exchange	(645)	(2,211)

Increase in cash	8,176	1,028
Cash, beginning	2,161	4,440
Cash, ending	$10,337	$5,468

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2016	January 31, 2016

Due to a company owned by an officer (a)	$588,828	$553,991
Due to a company controlled by directors (b)	340,030	299,761
Due to a company controlled by a major shareholder (a)	59,556	51,201
Due to a major shareholder (a)	36,395	33,631
Total due to related parties	$1,024,809	$938,584
Note payable to the Chief Executive Officer (“CEO”) (c)	$293,503	$257,081
Note payable to the Chief Financial Officer (“CFO”) (c)	11,931	11,698
Note payable to a major shareholder (c)	334,750	301,360
Note payable to a company controlled by directors (c)	133,898	117,016
Total notes payable to related parties	$774,082	$687,155

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the three months ended April 30, 2016, the Company accrued $14,095 (April 30, 2015 - $10,689) in interest expense on the notes payable to related parties. During the same time, the Company accrued $3,494 (April 30, 2015 - $4,095) in interest expense on trade accounts payable with related parties.

Transactions with Related Parties

During the three months ended April 30, 2016 and 2015, the Company incurred the following expenses with related parties:

	April 30, 2016	April 30, 2015

Consulting fees paid or accrued to a company owned by the CFO	$15,000	$30,000
Rent fees paid or accrued to a company controlled by a major shareholder	$2,411	$2,654

NOTE 3 - UNPROVED MINERAL PROPERTIES

Mineral Claims	January 31, 2016	Additions/ Payments	Property Taxes Paid/ Accrued	Effect of foreign currency translation	April 30, 2016
Farellon Project
Farellon Alto 1-8(1)	$371,811	$-	$263	$30,571	$402,645
Quina	48,160	-	-	3,958	52,118
Exeter	26,208	-	-	2,154	28,362
	446,179	-	263	36,683	483,125

Perth Project	14,360	1,237	378	1,265	17,240

Total Costs	$460,539	$1,237	$641	$37,948	$500,365

(1)

During the three month period ended April 30, 2016, the Company received $7,756 (2015 - $2,959) in royalty payments from a minerals extracted during the small scale mining operations that were carried out by a third-party; these payments were recorded as other income. During the same period the Company paid $4,312 (2015 - $2,959) in royalty payments to the original vendor of the Farellon Alto 1-8, which were recorded as part of mineral exploration costs.

NOTE 4 - COMMON STOCK

During the three months ended April 30, 2016, the Company did not have any transactions that resulted in issuance of its common stock. In addition, during the same period the Company did not have any transactions that resulted in grant of warrants or options to acquire its common stock.

During the three months ended April 30, 2016, 1,200,000 options with a weighted average exercise price of $0.15 expired unexercised.

As at April 30, 2016, the Company had 34,290,302 common shares issued and outstanding, with no warrants or options issued and exercisable.

NOTE 5 - SUBSEQUENT EVENTS

On May 16, 2016, the Company entered into a loan agreement with Richard Jeffs, a significant shareholder of the Company, for a loan in the principal amount of $25,000 (the “Loan”). The Loan is unsecured, due on demand, with interest payable at a rate of 8% per annum. The full proceeds from the Loan were used to pay the second option payment under the Company’s option agreement to acquire the Exeter claim.

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

Recent Corporate Events

The following corporate developments have occurred during the first quarter ended April 30, 2016, and up to the date of the filing of this report:

Option to acquire Exeter Claim

On May 19, 2016, we made a second $25,000 option payment to acquire 100% interest in the Exeter Claim pursuant to our option agreement with Minera Stamford S.A. For further information about this transaction, see the discussion titled “Option to Acquire Exeter Claim” included in the “Unproved Mineral Properties” section of this Quarterly Report on Form 10-Q.

Farellon Property Production

As of April 30, 2016, the production on Farellon Alto 1 - 8 claim was carried out within the sulphide zone with copper, silver and gold being sold to ENAMI (the Chilean national mining company).  For the months of February through April 2016 a total of 1,665 tonnes have been sold to ENAMI with an average grade of 2.08% copper, 8.04 g/t silver, and 0.36 g/t gold.

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at April 30, 2016, to the year ended

January 31, 2016.

Table 1: Comparison of financial condition

	April 30, 2016	January 31, 2016
Working capital deficit	$(2,325,068)	$(2,126,778)
Current assets	$14,430	$6,680
Unproved mineral properties	$500,365	$460,539
Total liabilities	$2,339,498	$2,133,458
Common stock and additional paid in capital	$6,788,837	$6,788,837
Accumulated other comprehensive income (loss)	$(12,152)	$73,952
Deficit	$(8,598,274)	$(8,525,921)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 2: Summary of quarterly results (April 30, 2016 - July 31, 2015)

	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015
Net loss	$(72,353)	$(246,122)	$(85,276)	$(90,406)
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Table 3: Summary of quarterly results (April 30, 2015 - July 31, 2014)

	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014
Net loss	$(90,484)	$(121,620)	$(91,825)	$(103,803)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

During the past eight fiscal quarters we maintained our exploration and operating activities at low levels. Following are the most significant events that affected our quarterly financial results:

•

During the quarter ended January 31, 2016, we recorded $158,141 when we fully impaired our Mateo Property and Cecil Claim.

•

During the quarter ended October 31, 2015, we completed restructuring of our Chilean subsidiary, Minera Polymet, from a Limited Liability Company to a Closed Stock Corporation. During the same period, we continued renting our Farellon Alto 1 - 8 claim to a third-party, who was carrying out a small scale mining operation on the claim, which resulted in royalty payments we received of $4,140.

•

During the quarter ended July 31, 2015, we increased royalties payable to us on the minerals extracted during the small scale mining operations that were carried out by the third-party on our Farellon Property, which resulted in $10,007 in royalty payments we received during the period.

Selected Financial Results

THREE MONTHS ENDED APRIL 30, 2016 AND 2015

Our operating results for the three month periods ended April 30, 2016 and 2015, and the changes in the operating results between those periods are summarized in Table 4.

Table 4: Summary of operating results

	Three months ended April 30,		Changes between the periods
	2016	2015

Operating expenses	$(80,109)	$(93,443)	$(13,334)
Other income	7,756	2,959	4,797
Net loss	(72,353)	(90,484)	(18,131)
Unrealized foreign exchange loss	(86,104)	(30,615)	55,489
Comprehensive loss	$(158,457)	$(121,099)	$37,358

Revenue. We did not generate any revenue during the three month periods ended April 30, 2016 and 2015. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses decreased by $13,334, or 14%, from $93,443 for the three month period ended April 30, 2015 to $80,109 for the three month period ended April 30, 2016. Since we kept our operating activities at low level the change in the operating expenses during the period ended April 30, 2016 was associated mainly with decrease in consulting and legal fees. These costs were offset by increases in interest we accrued on notes payable we issued to related and non-related parties, as well as increases in administrative fees incurred by our Subsidiary.

Our operating expenses for the three months ended April 30, 2016 and 2015 consisted of the following:

Table 5: Detailed changes in operating expenses

	Three months ended April 30,		Changes between the periods
	2016	2015
Operating expenses
Amortization	$239	$356	$(117)
Consulting fees	15,000	30,000	(15,000)
General and administrative	18,194	16,529	1,665
Interest on current debt	22,502	18,894	3,608
Mineral exploration costs	4,361	3,179	1,182
Professional fees	(606)	2,074	(2,680)
Rent	2,411	2,654	(243)
Regulatory	813	2,880	(2,067)
Salaries, wages and benefits	16,917	14,176	2,741
Foreign exchange loss (gain)	278	(700)	978
Impairment of unproved mineral properties	-	3,401	(3,401)
Total operating expenses	$80,109	$93,443	$(13,334)

The most significant year-to-date changes included the following:

•

During the three months ended April 30, 2016 our consulting fees decreased by 50% or $15,000, from $30,000 we incurred during the three months ended April 30, 2015 to $15,000 we incurred during the three months ended April 30, 2016. In addition, our professional and regulatory fees decreased by $2,680 or 129%, and $2,067 or 72%, respectively. These reductions were associated with our decreased business activity during the period covered by this report on Form 10-Q, and with our continued efforts to control our overhead costs.

•

To continue our operations we were required to incur additional debt with our debt holders, which resulted in $3,608 increase to the interest we accrued on our notes payable.

•

During the three months ended April 30, 2015 we wrote down a claim within our Mateo Property, which resulted in the write off of the cash acquisition fees totaling $3,401. We did not have similar expenses during the three months ended April 30, 2016.

•

Our salaries and wages increased by $2,741; this increased was mainly associated with the foreign exchange fluctuation, as the salaries are incurred by our Chilean Subsidiary, whose functional currency is Chilean Peso.

Other income. During the three month period ended April 30, 2016, we continued renting our Farellon Alto 1-8 claim to Mr. Mitchell, who was carrying out a small scale mining operation on the claim. Pursuant to our rental agreement, Mr. Mitchell was obligated to pay us 5% royalty on the amounts generated from the net smelter returns. In June 2015 we reached a verbal agreement with Mr. Mitchell to increase the royalty payable to us from net smelter returns from the Farellon Alto 1-8 claim from 5% to 10%. As such, the royalty payments we received increased by $4,797, or 162% from $2,959 we received during the three month period ended April 30, 2015 to $7,756 we received during the three month period ended April 30, 2016. For additional information, refer to the “Unproved Mineral Properties” section of this Quarterly Report on Form 10-Q.

Comprehensive loss. Our comprehensive loss for the three month period ended April 30, 2016 was $158,457 as compared to the comprehensive loss of $121,099 we recorded for the three month period ended April 30, 2015. The $37,358 increase in comprehensive loss was mainly associated with the foreign exchange translation associated with revaluation of the transactions denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 6: Working capital

	Three months ended April 30,		Changes between the periods
	2016	2015
Current assets	$14,430	$6,680	$7,750
Current liabilities	2,339,498	2,133,458	206,040
Working capital deficit	$(2,325,068)	$(2,126,778)	$198,290

As of April 30, 2016, we had  a cash balance of $10,337, our working capital was represented by a deficit of $2,325,068 and cash flows used in operations totaled $29,813 for the period then ended. During the three month period ended April 30, 2016, we funded our operations with $28,979 in loans we received from our related parties and $11,533 in loans with Mr. Mitchell. See “Net Cash Provided By Financing Activities.”

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three month period ended April 30, 2016.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 7 summarizes our sources and uses of cash for the three months ended April 30, 2016 and 2015.

Table 7:  Summary of sources and uses of cash

	April 30,
	2016	2015
Net cash used in operating activities	$(29,813)	$(101,476)
Net cash used in investing activities	(1,878)	(276)
Net cash provided by financing activities	40,512	104,991
Effects of foreign currency exchange	(645)	(2,211)
Net increase in cash	$8,176	$1,028

Net cash used in operating activities. During the three months ended April 30, 2016, we used net cash of $29,813 in operating activities. We used $57,315 to cover our cash operating costs.  These uses of cash were offset by decrease in our prepaid expenses and other receivables of $384, increases in accounts payable and amounts due to related parties of $119 and $20,993 and accrued liabilities of $6,006.

During the three months ended April 30, 2015, we used net cash of $101,476 in operating activities. We used $76,038 to cover our cash operating costs, increase our prepaid expenses by $5,275, and reduce our accounts payable and amounts due to related parties by $19,860 and $11,551, respectively. These uses of cash were offset in part by increase in our accrued liabilities of $11,248.

Certain non-cash changes included in the net loss for the period. During the three months ended April 30, 2016, we recorded $14,799 in interest accrued on outstanding notes payable.

During the three months ended April 30, 2015, we impaired our mineral property acquisition costs by $3,401.  In addition, we recorded $10,689 in interest accrued on outstanding notes payable.

Net cash used in investing activities. During the three months ended April 30, 2016, we spent $1,878 paying 2016 - 2017 mineral property taxes and other regulatory fees on several exploration claims within our Perth and Farellon Properties.

During the three months ended April 30, 2015, we spent $276 paying 2015 - 2016 mineral property taxes on a mineral claim within our Farellon Property.

Net cash provided by financing activities. During the three months ended April 30, 2016, we borrowed $24,000 from our significant shareholder, and $3,050 and $1,929 (CAD$2,502) from our CEO. In addition, we borrowed $11,533 (7,808,563 Chilean Pesos) from Mr. Kevin Mitchell. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

During the three months ended April 30, 2015, we borrowed $90,000 and $12,392 (CAD$15,000) from a significant shareholder and $2,599 (CAD$3,150) from our CEO.

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At April 30, 2016, we had a working capital deficit of $2,325,068 and accumulated losses of $8,598,274 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Unproved Mineral Properties

Table 8: Active properties

Property	Percentage, type of claim	Hectares
		Gross area	Net area [a]
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Quina 1 - 56 claim	Option to acquire 100% interest, mensura	251
Exeter 1 - 54 claim	Option to acquire 100% interest, mensura	235
Cecil 1 - 49 claim	100%, mensura	228
Teresita claim	100%, mensura	1
Azucar 6 - 25 claim	100%, mensura	88
Stamford 61 - 101 claim	100%, mensura	165
Kahuna 1 - 40 claim	100%, mensura	200
		1,239	1,239
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura	300
Lancelot II 1 al 20 claim	100%, mensura	200
Rey Arturo 1 al 30 claim	100%, mensura	300
Merlin I 1 al 10 claim	100%, mensura	60
Merlin I 1 al 24 claim	100%, mensura	240
Galahad I 1 al 10 claim	100%, mensura	50
Galahad IA 1 al 45 claim	100%, mensura	230
Percival III 1 al 30 claim	100%, mensura	300
Tristan II 1 al 30 claim	100%, mensura	300
Tristan IIA 1 al 5 claim	100%, mensura	15
Camelot 1 al 58 claim	100%, mensura	262

		2,366
Overlapped claims [a]		(121)	2,245
Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 4 and 5 claims	100%, mensura	600
Mateo 1, 2, 3, 10, 12, 13 claims	100%, mensura in process	861
		1,653
Overlapped claims [a]		(469)	1,184

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

On December 9, 2013, in anticipation of exploration and mining activities carried out by Mr. Mitchell and Minera Farellon, we amended our option agreement with the vendor of Farellon Alto 1 - 8 Claim (the “Amended Agreement”) to allow us to carry out the exploration and mining activities without triggering the requirement to start paying a 1.5% royalty from the net proceeds to a maximum of $600,000 with a monthly minimum of $1,000 contemplated under the option agreement to acquire the Farellon Alto 1 - 8 Claim. The Amended Agreement allows us to work on the Farellon Alto 1 - 8 Claim, while paying the Vendor 5% royalty on net smelter returns maintaining a monthly minimum of $1,000 (the “Amended Royalty”); however, we can stop the exploration of the Farellon Alto 1 - 8 Claim at any time, which will cease our requirement to continue paying the Amended Royalty.

The work done on the Farellon Alto 1-8 claim by Mr. Mitchell resulted in $7,756 in royalty payments from gross smelter returns during the three month period ended April 30, 2016. At the same time we paid the original vendor of the Farellon Alto 1-8 claim $4,312 in royalty payments required under the amended option agreement to acquire the claim.

Option to Acquire Quina Claim

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

Option to Acquire Exeter Claim

On June 3, 2015, we entered into an option agreement, made effective on June 15, 2015, with Minera Stamford S.A., to earn 100% interest in a mining claim Exeter 1-54 (the “Exeter Claim”). In order to acquire 100% interest in the Exeter Claim, we are required to pay a total of $150,000 as detailed in the following schedule:

Option Payment
Upon execution of the Option Agreement (paid)	$25,000
On or before May 12, 2016 (paid)	25,000
On or before May 12, 2017	25,000
On or before May 12, 2018	25,000
On or before May 12, 2019	50,000
Total	$150,000

In addition to the option payments, the vendor will retain a 1.5% NSR on the Exeter Claim and we will have the right to buy out the royalty for a one-time payment of $750,000 any time after acquiring 100% of the Exeter Claim. Should we decide to mine the Exeter Claim prior to acquiring the option, we will be obligated to pay a minimum monthly royalty of $2,500 up to 5,000 tonnes, and a further $0.25 for every additional tonne mined.

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

Contingencies and Commitments

We had no contingencies at April 30, 2016.

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

Debt Financing

During the period covered by this Quarterly Report on Form 10-Q we borrowed a total of $53,979 from related parties and $11,533 from an unrelated party.  The loans are unsecured, due on demand, with interest payable at a rate of 8% per annum.

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

As at April 30, 2016, we owed approximately $1.8 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the three month period ended April 30, 2016, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Richard N. Jeffs

During the three month period ended April 30, 2016, we borrowed from Richard N. Jeffs, our major shareholder, $24,000. The loan is subject to 8% interest compounded monthly, is unsecured and due on demand. As of April 30, 2016, we were indebted to Mr. Jeffs in the amount of $334,750 (January 31, 2016 - $301,360), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $39,344 (January 31, 2016 - $33,053) and $36,395 (January 31, 2016 - $33,631) for services. Subsequent to April 30, 2016, Mr. Jeffs advanced to us an additional $25,000, bringing the total principal amount payable to Mr. Jeffs under the loan agreements with him to $320,406.

Loans from Caitlin L. Jeffs

During the three month period ended April 30, 2016, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $3,050 and $1,929 (CAD$2,502). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of April 30, 2016, we were indebted to Ms. Jeffs in the amount of $293,503 (January 31, 2016 - $257,081), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $62,415 (January 31, 2016 - $51,572).

Loans from John da Costa

At April 30, 2016, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $11,931 (January 31, 2016 - $11,698), consisting of the full principal of the loan we received from Mr. da Costa in Fiscal 2012, plus accrued interest of $3,431 (January 31, 2016 - $3,198). We did not borrow any funds from Mr. da Costa during the three month period ended April 30, 2016.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the three month period ended April 30, 2016, we paid or accrued $15,000 to Da Costa Management for services provided by them (April 30, 2015 - $30,000).  As of April 30, 2016, we were indebted to Da Costa Management Corp. in the amount of $588,828 for unpaid fees and advances (January 31, 2016 - $553,991).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company.  During the three month period ended April 30, 2016, we did not have any transaction with Fladgate, except for $3,494 (April 30, 2015 - $4,095) in interest we accrued on unpaid invoices. As of April 30, 2016, we were indebted to Fladgate in the amount of $340,030 for unpaid fees (January 31, 2016 - $299,761) and $133,898 (January 31, 2016 - $117,016) consisting of the full principal of all loans we received from Fladgate to that date, plus accrued interest of $31,027 (January 31, 2016 - $25,303).

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. During the three months ended April 30, 2016, we paid or accrued $2,411 in rental fees (April 30, 2015 - $2,654). As of April 30, 2016, we were indebted to Minera Farellon in the amount of $59,556 for unpaid fees and advances received to that date (January 31, 2016 - $51,201).

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

Financial Instruments

Our financial instruments include cash, prepaids and other receivables, accounts payable, accrued liabilities, amounts due to related parties and notes payable. The fair value of these financial instruments approximates their carrying values due to their short maturities.

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

Item 1a. Risk Factors.

We incorporate by reference the Risk Factors included at Item 1A in the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on May 2, 2016.

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
10.8

Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008,  between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada, dated December 9, 2013; English translation.[10]

10.9

Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008,  between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada dated December 9, 2013 in Spanish.[10]

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code

Exhibit	Description
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016, formatted in XBRL:

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

 (9) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015.

(10) Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 14, 2016

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer