Form 10-Q
period 2016-07-31
RED METAL RESOURCES, LTD.
filed 2016-09-14
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 14, 2016, the number of shares of the registrant’s common stock outstanding was 34,290,302.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	July 31, 2016	January 31, 2016
	(Unaudited)
ASSETS
Current assets

Cash	$1,351	$2,161
Prepaids and other receivables	9,020	4,519
Total current assets	10,371	6,680

Equipment	2,902	3,107
Unproved mineral properties	552,543	460,539
Total assets	$565,816	$470,326

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$368,097	$358,709
Accrued liabilities	155,590	131,577
Due to related parties	1,027,162	938,584
Notes payable	38,662	17,433
Notes payable to related parties	831,308	687,155
Total liabilities	2,420,819	2,133,458

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 34,290,302 issued and outstanding at July 31, 2016 and January 31, 2016	34,290	34,290
Additional paid in capital	6,754,547	6,754,547
Deficit	(8,670,580)	(8,525,921)
Accumulated other comprehensive income	26,740	73,952
Total stockholders' deficit	(1,855,003)	(1,663,132)
Total liabilities and stockholders' deficit	$565,816	$470,326

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

Operating expenses:
Amortization	$230	$337	$469	$693
Consulting fees	15,000	30,000	30,000	60,000
General and administrative	15,523	18,735	33,717	35,264
Interest on current debt	24,759	21,127	47,261	40,021
Mineral exploration costs	8,084	6,470	12,445	9,649
Professional fees	3,652	7,592	3,046	9,666
Rent	2,452	2,617	4,863	5,271
Regulatory	4,049	1,562	4,862	4,442
Salaries, wages and benefits	11,769	12,186	28,686	26,362
Foreign exchange loss (gain)	(17)	(213)	261	(913)
Impairment of unproved mineral properties	-	-	-	3,401
	(85,501)	(100,413)	(165,610)	(193,856)

Other income	13,195	10,007	20,951	12,966
Net loss	(72,306)	(90,406)	(144,659)	(180,890)

Foreign exchange translation	38,892	28,254	(47,212)	(2,361)
Comprehensive loss	$(33,414)	$(62,152)	$(191,871)	$(183,251)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	34,290,302	33,456,969	34,290,302	33,456,969

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 31, 2015	33,456,969	$33,457	$6,730,380	$(8,013,633)	$13,730	$(1,236,066)

Net loss for the six months ended July 31, 2015	-	-	-	(180,890)	-	(180,890)
Foreign exchange translation	-	-	-	-	(2,361)	(2,361)

Balance at July 31, 2015	33,456,969	33,457	6,730,380	(8,194,523)	11,369	(1,419,317)

Stock issued for mineral property	833,333	833	24,167	-	-	25,000
Net loss for the six months ended January 31, 2016	-	-	-	(331,398)	-	(331,398)
Foreign exchange translation	-	-	-	-	62,583	62,583

Balance at January 31, 2016	34,290,302	34,290	6,754,547	(8,525,921)	73,952	(1,663,132)

Net loss for the six months ended July 31, 2016	-	-	-	(144,659)	-	(144,659)
Foreign exchange translation	-	-	-	-	(47,212)	(47,212)

Balance at July 31, 2016	34,290,302	$34,290	$6,754,547	$(8,670,580)	$26,740	$(1,855,003)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the Six Months Ended
	July 31,
	2016	2015
Cash flows used in operating activities:
Net loss	$(144,659)	$(180,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	30,250	23,687
Accrued interest on notes payable	1,452	128
Amortization	469	693
Impairment of unproved mineral properties	-	3,401

Changes in operating assets and liabilities:
Prepaids and other receivables	(4,329)	(5,800)
Accounts payable	6,006	(519)
Accrued liabilities	17,325	10,963
Due to related parties	41,838	25,901
Net cash used in operating activities	(51,648)	(122,436)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(47,906)	(59,531)
Net cash used in investing activities	(47,906)	(59,531)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	85,839	167,576
Cash received on issuance of notes payable	11,533	16,619
Net cash provided by financing activities	97,372	184,195
Effects of foreign currency exchange	1,372	(1,599)

Change in cash	(810)	629
Cash, beginning	2,161	4,440
Cash, ending	$1,351	$5,069

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2016	January 31, 2016

Due to a company owned by an officer (a)	$596,949	$553,991
Due to a company controlled by directors (b)	330,838	299,761
Due to a company controlled by a major shareholder (a)	62,697	51,201
Due to a major shareholder (a)	36,678	33,631
Total due to related parties	$1,027,162	$938,584

Note payable to the Chief Executive Officer (“CEO”) (c)	$291,462	$257,081
Note payable to the Chief Financial Officer (“CFO”) (c)	12,173	11,698
Note payable to a major shareholder (c)	396,211	301,360
Note payable to a company controlled by directors (c)	131,462	117,016
Total notes payable to related parties	$831,308	$687,155

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the six months ended July 31, 2016, the Company accrued $30,250 (July 31, 2015 - $23,687) in interest expense on the notes payable to related parties. During the same time, the Company accrued $7,151 (July 31, 2015 - $7,451) in interest expense on trade accounts payable with related parties.

Transactions with Related Parties

During the six months ended July 31, 2016 and 2015, the Company incurred the following expenses with related parties:

	July 31, 2016	July 31, 2015

Consulting fees paid or accrued to a company owned by the CFO	$30,000	$60,000
Rent fees paid or accrued to a company controlled by a major shareholder	$4,863	$5,271

NOTE 3 - UNPROVED MINERAL PROPERTIES

Mineral Claims	January 31, 2016	Additions/ Payments	Property Taxes Paid/ Accrued	Effect of foreign currency translation	July 31, 2016
Farellon Project
Farellon Alto 1-8(1)	$371,811	$-	$3,307	$33,827	$408,945
Quina	48,160	-	1,683	4,431	54,274
Exeter	26,208	25,000	1,576	3,850	56,634
	446,179	25,000	6,566	42,108	519,853

Perth Project	14,360	1,237	15,103	1,990	32,690

Total Costs	$460,539	$26,237	$21,669	$44,098	$552,543

(1)

During the six month period ended July 31, 2016, the Company received $20,951 (2015 - $12,966) in royalty payments from minerals extracted during the small scale mining operations that were carried out by a third-party; these payments were recorded as other income. During the same period the Company paid $9,939 (2015 - $8,698) in royalty payments to the original vendor of the Farellon Alto 1-8, which were recorded as part of mineral exploration costs.

NOTE 4 - COMMON STOCK

During the six months ended July 31, 2016, the Company did not have any transactions that resulted in issuance of its common stock, or warrants or options to acquire its common stock.

As at July 31, 2016, the Company had 34,290,302 common shares issued and outstanding, with no warrants or options issued and exercisable.

NOTE 5 - SUBSEQUENT EVENTS

On August 24, 2016, the Company entered into a loan agreement with Richard Jeffs, a significant shareholder of the Company, for a loan in the principal amount of CAD$10,000 (USD$7,728) (the “Loan”). The Loan is unsecured, due on demand, with interest payable at a rate of 8% per annum.

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

Recent Corporate Events

The following corporate developments have occurred during the second quarter ended July 31, 2016, and up to the date of the filing of this report:

Option to acquire Exeter Claim

On May 19, 2016, we made a second $25,000 option payment to acquire 100% interest in the Exeter Claim pursuant to our option agreement with Minera Stamford S.A. For further information about this transaction, see the discussion titled “Option to Acquire Exeter Claim” included in the “Unproved Mineral Properties” section of this Quarterly Report on Form 10-Q.

Farellon Property Production

As of July 31, 2016, the production on Farellon Alto 1 - 8 claim was carried out within the sulphide zone with copper, silver and gold being sold to ENAMI (the Chilean national mining company).  For the months of May through July 2016 a total of 1,939 tonnes have been sold to ENAMI with an average grade of 2.00% copper, 9.65 g/t silver, and 0.13 g/t gold.

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at July 31, 2016, to the year ended January 31, 2016.

Table 1: Comparison of financial condition

	July 31, 2016	January 31, 2016
Working capital deficit	$(2,410,448)	$(2,126,778)
Current assets	$10,371	$6,680
Unproved mineral properties	$552,543	$460,539
Total liabilities	$2,420,819	$2,133,458
Common stock and additional paid in capital	$6,788,837	$6,788,837
Accumulated other comprehensive income (loss)	$26,740	$73,952
Deficit	$(8,670,580)	$(8,525,921)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 2: Summary of quarterly results (July 31, 2016 - October 31, 2015)

	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015
Net loss	$(72,306)	$(72,353)	$(246,122)	$(85,276)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Table 3: Summary of quarterly results (July 31, 2015 - October 31, 2014)

	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014
Net loss	$(90,406)	$(90,484)	$(121,620)	$(91,825)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

During the past eight fiscal quarters we maintained our exploration and operating activities at low levels. Following are the most significant events that affected our quarterly financial results:

•

During the quarter ended July 31, 2016, we recorded $8,084 in exploration expenses, which were mainly associated with the payment of 2016 - 2017 property taxes for our Mateo property claims and Cecil claim, which we fully impaired at January 31, 2016, however continue to maintain.

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

Selected Financial Results

THREE AND SIX MONTHS ENDED JULY 31, 2016 AND 2015

Our operating results for the three and six month periods ended July 31, 2016 and 2015, and the changes in the operating results between those periods are summarized in Table 4:

Table 4: Summary of operating results

	Three months		Changes	Six months		Changes
	ended July 31,		between	ended July 31,		between
	2016	2015	the periods	2016	2015	the periods

Operating expenses	$(85,501)	$(100,413)	$(14,912)	$(165,610)	$(193,856)	$(28,246)
Other income	13,195	10,007	3,188	20,951	12,966	7,985
Net loss	(72,306)	(90,406)	(18,100)	(144,659)	(180,890)	(36,231)
Foreign exchange translation	38,892	28,254	10,638	(47,212)	(2,361)	44,851
Comprehensive loss	$(33,414)	$(62,152)	$(28,738)	$(191,871)	$(183,251)	$8,620

Revenue. We did not generate any revenue during the three and six month periods ended July 31, 2016 and 2015. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses decreased by $14,912, or 15%, from $100,413 for the three month period ended July 31, 2015 to $85,501 for the three month period ended July 31, 2016. Since we kept our operating activities at low level the change in operating expenses during the period ended July 31, 2016, was associated mainly with a decrease in consulting, legal and corporate communication fees. These costs were offset by increases in interest we accrued on the notes payable we issued to related and non-related parties, regulatory fees, as well as increases in mineral exploration costs associated mainly with payment of 2016 - 2017 property taxes on our Mateo property claims and Cecil claim.

On a year-to-date basis, our operating expenses decreased by $28,246 or 15%, from $193,856 for the six months ended July 31, 2015, to $165,610 for the six months ended July 31, 2016.

Our operating expenses for the three and six month periods ended July 31, 2016 and 2015, and the changes between those periods are summarized in Table 5.

Table 5: Detailed changes in operating expenses

	Three months		Changes	Six months		Changes
	ended July 31,		between	ended July 31,		between
	2016	2015	the periods	2016	2015	the periods

Operating expenses
Amortization	$230	$337	$(107)	$469	$693	$(224)
Consulting fees	15,000	30,000	(15,000)	30,000	60,000	(30,000)
General and administrative	15,523	18,735	(3,212)	33,717	35,264	(1,547)
Interest on current debt	24,759	21,127	3,632	47,261	40,021	7,240
Mineral exploration costs	8,084	6,470	1,614	12,445	9,649	2,796
Professional fees	3,652	7,592	(3,940)	3,046	9,666	(6,620)
Rent	2,452	2,617	(165)	4,863	5,271	(408)
Regulatory	4,049	1,562	2,487	4,862	4,442	420
Salaries, wages and benefits	11,769	12,186	(417)	28,686	26,362	2,324
Foreign exchange loss (gain)	(17)	(213)	196	261	(913)	1,174
Impairment of unproved mineral properties	-	-	-	-	3,401	(3,401)
Total operating expenses	$85,501	$100,413	$(14,912)	$165,610	$193,856	$28,246

The most significant year-to-date changes included the following:

•

During the six months ended July 31, 2016 our consulting fees decreased by 50% or $30,000, from $60,000 we incurred during the six months ended July 31, 2015 to $30,000 we incurred during the six months ended July 31, 2016. In addition, our professional fees decreased by $6,620 or 68%. These reductions were associated with our decreased business activity during the period covered by this report on Form 10-Q, and with our continued efforts to control our overhead costs.

•

To continue our operations we were required to incur additional debt with our debt holders, which resulted in $7,240 increase to the interest we accrued.

•

In June 2016 we paid 2016 - 2017 property taxes associated with our Mateo Property claims and Cecil claim, which were impaired at January 31, 2016. In the comparative period those tax payments were capitalized.

•

During the six months ended July 31, 2015 we impaired a claim within our Mateo Property, which resulted in a write off of the cash acquisition fees totaling $3,401. We did not have similar expenses during the six months ended July 31, 2016.

•

Our salaries and wages increased by $2,324; this increase was mainly associated with the foreign exchange fluctuation, as the salaries are incurred by our Chilean Subsidiary, whose functional currency is Chilean Peso.

Other income. During the six months ended July 31, 2016, we continued renting our Farellon Alto 1-8 claim to Mr. Mitchell, who was carrying out a small scale mining operation on the claim. Pursuant to our rental agreement, Mr. Mitchell was obligated to pay us 5% royalty on the amounts generated from the net smelter returns. In June 2015 we reached a verbal agreement with Mr. Mitchell to increase the royalty payable to us from net smelter returns from the Farellon Alto 1-8 claim from 5% to 10%. As such, the royalty payments we received increased by $7,985, or 62% from $12,966 we received during the six months ended July 31, 2015 to $20,951 we received during the six months ended July 31, 2016. For additional information, refer to the “Unproved Mineral Properties” section of this Quarterly Report on Form 10-Q.

Comprehensive loss. Our comprehensive loss for the three month period ended July 31, 2016 was $33,414 as compared to the comprehensive loss of $62,152 we recorded for the three month period ended July 31, 2015. The $28,738 decrease in comprehensive loss was mainly associated with the foreign exchange translation associated with revaluation of the transactions denominated in other than our functional currencies.

Our comprehensive loss for the six month period ended July 31, 2016 was $191,871 as compared to the comprehensive loss of $183,251 we recorded for the six month period ended July 31, 2015. The $8,620 increase in comprehensive loss was mainly associated with the foreign exchange translation associated with revaluation of the transactions denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 6: Working capital

	Six months ended		Changes
	July 31,		between the
	2016	2015	periods

Current assets	$10,371	$6,680	$3,691
Current liabilities	2,420,819	2,133,458	287,361
Working capital deficit	$(2,410,448)	$(2,126,778)	$283,670

As of July 31, 2016, we had  a cash balance of $1,351, our working capital was represented by a deficit of $2,410,448 and cash flows used in operations totaled $51,648 for the period then ended. During the six month period ended July 31, 2016, we funded our operations with $85,839 in loans we received from our related parties and $11,533 in loans with Mr. Mitchell. See “Net Cash Provided By Financing Activities.”

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the six month period ended July 31, 2016.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 7 summarizes our sources and uses of cash for the six months ended July 31, 2016 and 2015.

Table 7:  Summary of sources and uses of cash

	July 31,
	2016	2015
Net cash used in operating activities	$(51,648)	$(122,436)
Net cash used in investing activities	(47,906)	(59,531)
Net cash provided by financing activities	97,372	184,195
Effects of foreign currency exchange	1,372	(1,599)
Net increase (decrease) in cash	$(810)	$629

Net cash used in operating activities. During the six months ended July 31, 2016, we used net cash of $51,648 in operating activities. We used $112,488 to cover our cash operating costs and $4,329 to increase our prepaid expenses and receivables.  These uses of cash were offset by increases in accounts payable and amounts due to related parties of $6,006 and $41,838, respectively, and by an increase to our accrued liabilities of $17,325.

During the six months ended July 31, 2015, we used net cash of $122,436 in operating activities. We used $152,981 to cover our cash operating costs, increase our prepaid expenses by $5,800, and reduce our accounts payable by $519. These uses of cash were offset by increases in our amounts payable to related parties of $25,901, and accrued liabilities mainly associated with property taxes payable on our mineral claims of $10,963.

Certain non-cash changes included in the net loss for the period. During the six months ended July 31, 2016, we recorded $30,250 (July 31, 2015 - $23,687) in interest accrued on outstanding notes payable to related parties, and $1,452 (July 31, 2015 - $128) in interest accrued on outstanding notes payable to Mr. Mitchell.

During the six months ended July 31, 2015, we impaired our mineral property acquisition costs by $3,401, we did not have any impairment charges during the six month period ended July 31, 2016. In addition, we recorded $469 (July 31, 2015 - $693) in amortization of our equipment used in exploration activities.

Net cash used in investing activities. During the six months ended July 31, 2016, we spent $47,906 on our mineral claims. Of this amount $25,000 was used to make a second option payment to acquire the Exeter claim, and $22,906 was used to pay 2016 - 2017 mineral property taxes and other regulatory fees on exploration claims within our Perth and Farellon Properties.

During the six months ended July 31, 2015, we spent $59,531 acquiring mineral claims, of which $27,708 was used to acquire the Exeter claim, and $31,823 to pay 2015 - 2016 mineral property taxes on our claims.

Net cash provided by financing activities. During the six months ended July 31, 2016, we borrowed $79,500 from our significant shareholder, and $4,410 and $1,929 (CAD$2,502) from our CEO. In addition, we borrowed $11,533 (7,808,563 Chilean Pesos) from Mr. Kevin Mitchell. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

During the six months ended July 31, 2015, we borrowed $146,000 and $12,391 (CAD$15,000) from our significant shareholder, and $1,040 and $8,145 (CAD$10,300) from our CEO. In addition, we borrowed $16,619 (10,500,000 Chilean Pesos) from Mr. Kevin Mitchell. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At July 31, 2016, we had a working capital deficit of $2,410,448 and accumulated losses of $8,670,580 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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
			4,663

a Certain claims overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

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

The work done on the Farellon Alto 1-8 claim by Mr. Mitchell resulted in $20,951 in royalty payments from gross smelter returns during the six month period ended July 31, 2016. At the same time we paid the original vendor of the Farellon Alto 1-8 claim $9,939 in royalty payments required under the amended option agreement to acquire the claim.

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

Contingencies and Commitments

We had no contingencies at July 31, 2016.

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

Debt Financing

During the period covered by this Quarterly Report on Form 10-Q we borrowed a total of $85,839 from related parties and $11,533 from Mr. Mitchell.  The loans are unsecured, due on demand, with interest payable at a rate of 8% per annum.

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

As at July 31, 2016, we owed approximately $1.86 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Trends, Events or Uncertainties that May Impact Results of Operations or Liquidity

Disruptions to credit and financial markets, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the global credit and financial markets.  If we are unable to raise sufficient capital, we may be required to cease our operations.  Other than as discussed in this report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Related-Party Transactions

During the six month period ended July 31, 2016, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Richard N. Jeffs

During the six month period ended July 31, 2016, we borrowed from Richard N. Jeffs, our major shareholder, $79,500. The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of July 31, 2016, we were indebted to Mr. Jeffs in the amount of $396,211 (January 31, 2016 - $301,360), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $46,707 (January 31, 2016 - $33,053) and $36,678 (January 31, 2016 - $33,631) for services. Subsequent to July 31, 2016, Mr. Jeffs advanced to us an additional $7,728 (CAD$10,000), bringing the total principal amount payable to Mr. Jeffs under the loan agreements with him to $357,232.

Loans from Caitlin L. Jeffs

During the six month period ended July 31, 2016, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $4,410 and $1,929 (CAD$2,502). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of July 31, 2016, we were indebted to Ms. Jeffs in the amount of $291,462 (January 31, 2016 - $257,081), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $66,214 (January 31, 2016 - $51,572).

Loans from John da Costa

At July 31, 2016, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $12,173 (January 31, 2016 - $11,698), consisting of the full principal of the loan we received from Mr. da Costa in Fiscal 2012, plus accrued interest of $3,673 (January 31, 2016 - $3,198). We did not borrow any funds from Mr. da Costa during the six month period ended July 31, 2016.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the six month period ended July 31, 2016, we paid or accrued $30,000 to Da Costa Management for services provided by them (July 31, 2015 - $60,000).  As of July 31, 2016, we were indebted to Da Costa Management Corp. in the amount of $596,949 for unpaid fees and advances (January 31, 2016 - $553,991).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company.  During the six month period ended July 31, 2016, we did not have any transaction with Fladgate, except for $7,151 (July 31, 2015 - $7,451) in interest we accrued on unpaid invoices. As of July 31, 2016, we were indebted to Fladgate in the amount of $330,838 for unpaid fees (January 31, 2016 - $299,761) and $131,462 (January 31, 2016 - $117,016) consisting of the full principal of all loans we received from Fladgate to that date, plus accrued interest of $32,472 (January 31, 2016 - $25,303).

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. During the six months ended July 31, 2016, we paid or accrued $4,863 in rental fees (July 31, 2015 - $5,271). As of July 31, 2016, we were indebted to Minera Farellon in the amount of $62,697 for unpaid fees and advances received to that date (January 31, 2016 - $51,201).

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

Item 1a. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on May 2, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following table sets forth the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
10.1	Memorandum (Minutes) of Understanding between Geoactiva Spa and Minera Polymet Limitada (3)
10.2	Extension of Memorandum of Understanding between Geoactiva Spa and Minera Polymet Limitada (4)
10.3	Unilateral Purchase Option Contract for Mining Properties: Minera Polymet Limitada to Geoactiva SpA, dated April 30, 2013 (English translation of text) (5)
10.4	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchel (6)
10.5	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation (7)
10.6	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54 in Spanish (9)
10.7	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54, English translation (9)
10.8

Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008,  between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada, dated December 9, 2013; English translation.(10)

10.9

Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008,  between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada dated December 9, 2013 in Spanish.(10)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016, formatted in XBRL:

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

September 14, 2016

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer