Form 10-Q
period 2016-10-31
RED METAL RESOURCES, LTD.
filed 2016-12-15
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 15, 2016, the number of shares of the registrant’s common stock outstanding was 34,647,445.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31, 2016	January 31, 2016
	(Unaudited)

ASSETS

Current assets

Cash	$3,646	$2,161
Prepaids and other receivables	12,268	4,519
Total current assets	15,914	6,680

Equipment	2,688	3,107
Unproved mineral properties	553,535	460,539
Total assets	$572,137	$470,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$380,469	$358,709
Accrued liabilities	146,920	131,577
Due to related parties	1,034,894	938,584
Notes payable	39,518	17,433
Notes payable to related parties	876,103	687,155
Total liabilities	2,477,904	2,133,458

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 34,290,302 issued and outstanding at October 31, 2016 and January 31, 2016	34,290	34,290
Additional paid in capital	6,754,547	6,754,547
Deficit	(8,747,387)	(8,525,921)
Accumulated other comprehensive income	52,783	73,952
Total stockholders' deficit	(1,905,767)	(1,663,132)
Total liabilities and stockholders' deficit	$572,137	$470,326

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

Operating expenses:
Amortization	$217	$282	$686	$975
Consulting fees	15,000	30,000	45,000	90,000
General and administrative	20,290	18,066	54,007	53,330
Interest on current debt	25,868	20,657	73,129	60,678
Mineral exploration costs	4,471	2,729	16,916	12,378
Professional fees	490	4,004	3,536	13,670
Rent	2,488	2,388	7,351	7,659
Regulatory	1,252	581	6,114	5,023
Salaries, wages and benefits	12,152	11,129	40,838	37,491
Foreign exchange loss (gain)	142	(420)	403	(1,333)
Impairment of unproved mineral properties	-	-	-	3,401
	(82,370)	(89,416)	(247,980)	(283,272)

Other income	5,563	4,140	26,514	17,106
Net loss	(76,807)	(85,276)	(221,466)	(266,166)

Foreign exchange translation	26,043	(8,720)	(21,169)	(11,081)
Comprehensive loss	$(50,764)	$(93,996)	$(242,635)	$(277,247)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	34,290,302	33,456,969	34,290,302	33,456,969

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 31, 2015	33,456,969	$33,457	$6,730,380	$(8,013,633)	$13,730	$(1,236,066)

Net loss for the nine months ended October 31, 2015	-	-	-	(266,166)	-	(266,166)
Foreign exchange translation	-	-	-	-	(11,081)	(11,081)

Balance at October 31, 2015	33,456,969	33,457	6,730,380	(8,279,799)	2,649	(1,513,313)

Stock issued for mineral property	833,333	833	24,167	-	-	25,000
Net loss for the three months ended January 31, 2016	-	-	-	(246,122)	-	(246,122)
Foreign exchange translation	-	-	-	-	71,303	71,303

Balance at January 31, 2016	34,290,302	34,290	6,754,547	(8,525,921)	73,952	(1,663,132)

Net loss for the nine months ended October 31, 2016	-	-	-	(221,466)	-	(221,466)
Foreign exchange translation	-	-	-	-	(21,169)	(21,169)

Balance at October 31, 2016	34,290,302	$34,290	$6,754,547	$(8,747,387)	$52,783	$(1,905,767)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the Nine Months Ended
	October 31,
	2016	2015

Cash flows used in operating activities:
Net loss	$(221,466)	$(266,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	47,513	37,288
Accrued interest on notes payable	2,226	468
Amortization	686	975
Impairment of unproved mineral properties	-	3,401

Changes in operating assets and liabilities:
Prepaids and other receivables	(7,519)	(2,654)
Accounts payable	18,812	15,931
Accrued liabilities	8,512	17,277
Due to related parties	62,747	65,785
Net cash used in operating activities	(88,489)	(127,695)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(47,906)	(59,531)
Net cash used in investing activities	(47,906)	(59,531)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	125,105	170,022
Cash received on issuance of notes payable	11,533	16,619
Net cash provided by financing activities	136,638	186,641
Effects of foreign currency exchange	1,242	(4,395)

Change in cash	1,485	(4,980)
Cash, beginning	2,161	4,440
Cash, ending	$3,646	$(540)

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended October 31, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31, 2016	January 31, 2016

Due to a company owned by an officer (a)	$607,337	$553,991
Due to a company controlled by directors (b)	325,442	299,761
Due to a company controlled by a major shareholder (a)	65,371	51,201
Due to a major shareholder (a)	36,744	33,631
Total due to related parties	$1,034,894	$938,584

Note payable to the Chief Executive Officer (“CEO”) (c)	$290,790	$257,081
Note payable to the Chief Financial Officer (“CFO”) (c)	12,420	11,698
Note payable to a major shareholder (c)	442,384	301,360
Note payable to a company controlled by directors (c)	130,509	117,016
Total notes payable to related parties	$876,103	$687,155

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the nine months ended October 31, 2016, the Company accrued $47,513 (October 31, 2015 - $37,288) in interest expense on the notes payable to related parties. During the same time, the Company accrued $10,767 (October 31, 2015 - $11,066) in interest expense on trade accounts payable with related parties.

Transactions with Related Parties

During the nine months ended October 31, 2016 and 2015, the Company incurred the following expenses with related parties:

	October 31, 2016	October 31, 2015

Consulting fees paid or accrued to a company owned by the CFO	$45,000	$90,000
Rent fees paid or accrued to a company controlled by a major shareholder	$7,351	$7,659

NOTE 3 - UNPROVED MINERAL PROPERTIES

Mineral Claims	January 31, 2016	Additions/ Payments	Property Taxes Paid/ Accrued	Effect of foreign currency translation	October 31, 2016
Farellon Project
Farellon Alto 1-8(1)	$371,811	$--	$3,307	$34,562	$409,680
Quina	48,160	--	1,683	4,528	54,371
Exeter	26,208	25,000	1,576	3,952	56,736
	446,179	25,000	6,566	43,042	520,787

Perth Project	14,360	1,237	15,103	2,048	32,748

Total Costs	$460,539	$26,237	$21,669	$45,090	$553,535

(1)

During the nine month period ended October 31, 2016, the Company received $26,514 (October 31, 2015 - $17,106) in royalty payments from minerals extracted during the small scale mining operations that were carried out by a third-party; these payments were recorded as other income. During the same period the Company paid $12,806 (October 31, 2015 - $12,055) in royalty payments to the original vendor of the Farellon Alto 1-8, which were recorded as part of mineral exploration costs.

NOTE 4 - COMMON STOCK

During the nine months ended October 31, 2016, the Company did not have any transactions that resulted in issuance of its common stock, or warrants or options to acquire its common stock.

As at October 31, 2016, the Company had 34,290,302 common shares issued and outstanding, with no warrants or options issued and exercisable.

NOTE 5 - SUBSEQUENT EVENTS

On November 29, 2016, the Company entered into a loan agreement with Richard Jeffs, a significant shareholder of the Company, for a loan in the principal amount of CAD$10,000 (USD$7,443) (the “Loan”). The Loan is unsecured, due on demand, with interest payable at a rate of 8% per annum.

On December 8, 2016, the Company issued 357,143 shares of its common stock with a fair value of $25,000 as consideration for the third option payment to acquire an interest in the Quina Claim.

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

Recent Corporate Events

The following corporate developments have occurred during the third quarter ended October 31, 2016, and up to the date of the filing of this report:

LOI with TomaGold

On September 16, 2016, we signed a letter of intent (“LOI”) with TomaGold Corporation (“TomaGold”) to sell, pursuant to a takeover bid, business combination or similar transaction, all of the issued and outstanding common shares of the Company, namely 34,290,302 common shares, for an aggregate consideration of CAD$3,250,000.

The LOI included customary provisions, including non-solicitation of alternative transactions, the right to match superior proposals and the closing by TomaGold of a financing of CAD$700,000 before the closing of the transaction. The parties have agreed to a break-up fee of CAD$175,000 (i) payable to TomaGold if Red Metal is in default of the LOI and if a superior proposal is accepted by Red Metal’s shareholders, and (ii) payable to Red Metal if TomaGold does not complete the transaction for reasons other than discovering an issue with their confirmatory due diligence.

On November 28, 2016 we received a letter from TomaGold notifying us that the company will not pursue the transaction to acquire Red Metal.

Option to acquire Quina Claim

On December 8, 2016, we issued 357,143 shares of our common stock with a fair value of $25,000 as consideration for the third option payment to acquire an interest in the Quina Claim. For further information about this transaction, see the discussion titled “Option to Acquire Quina Claim” included in the “Unproved Mineral Properties” section of this Quarterly Report on Form 10-Q.

Farellon Property Production

Production in the sulphide zone has been ongoing for the past year and copper, silver and gold mineralized material is being delivered to ENAMI.  From August 2015 to the end of August 2016 a total of 7,931 tonnes have been sold to ENAMI with an average grade of 1.88% copper, 8.35 g/t silver, and 0.25 g/t gold.

Since commencement of the mining activities and the first delivery of mineralized material to ENAMI in January 2015, a total of 10,431 tonnes of sulphide material with an average grade of 1.85% copper, 6.78 g/t silver and 0.25 g/t gold, and a total of 1,806 tonnes of oxide material with an average grade of 1.56% copper have been sold.

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at October 31, 2016, to the year ended January 31, 2016.

Table 1: Comparison of financial condition

	October 31, 2016	January 31, 2016

Working capital deficit	$(2,461,990)	$(2,126,778)
Current assets	$15,914	$6,680
Unproved mineral properties	$553,535	$460,539
Total liabilities	$2,477,904	$2,133,458
Common stock and additional paid in capital	$6,788,837	$6,788,837
Accumulated other comprehensive income	$52,783	$73,952
Deficit	$(8,747,387)	$(8,525,921)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 2: Summary of quarterly results (October 31, 2016 - January 31, 2016)

	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Net loss	$(76,807)	$(72,306)	$(72,353)	$(246,122)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Table 3: Summary of quarterly results (October 31, 2015 - January 31, 2015)

	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Net loss	$(85,276)	$(90,406)	$(90,484)	$(121,620)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

During the past eight fiscal quarters we maintained our exploration and operating activities at low levels. Following are the most significant events that affected our quarterly financial results:

•

During the quarter ended October 31, 2016, we recorded $25,868 in accrued interest associated with our promissory notes and amounts payable with the related parties as well as interest accrued on other trades payable.

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

Selected Financial Results

THREE AND NINE MONTHS ENDED OCTOBER 31, 2016 AND 2015

Our operating results for the three and nine month periods ended October 31, 2016 and 2015, and the changes in the operating results between those periods are summarized in Table 4:

Table 4: Summary of operating results

	Three months ended October 31,		Changes between	Nine months ended October 31,		Changes between
	2016	2015	the periods	2016	2015	the periods

Operating expenses	$(82,370)	$(89,416)	$(7,046)	$(247,980)	$(283,272)	$(35,292)
Other income	5,563	4,140	1,423	26,514	17,106	9,408
Net loss	(76,807)	(85,276)	(8,469)	(221,466)	(266,166)	(44,700)
Foreign exchange translation	26,043	(8,720)	34,763	(21,169)	(11,081)	(10,088)
Comprehensive loss	$(50,764)	$(93,996)	$(43,232)	$(242,635)	$(277,247)	$(34,612)

Revenue. We did not generate any revenue during the three and nine month periods ended October 31, 2016 and 2015. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three and nine month periods ended October 31, 2016 and 2015, and the changes between those periods are summarized in Table 5.

Table 5: Detailed changes in operating expenses

	Three months ended October 31,		Changes between	Nine months ended October 31,		Changes between
	2016	2015	the periods	2016	2015	the periods
Operating expenses
Amortization	$217	$282	$(65)	$686	$975	$(289)
Consulting fees	15,000	30,000	(15,000)	45,000	90,000	(45,000)
General and administrative	20,290	18,066	2,224	54,007	53,330	677
Interest on current debt	25,868	20,657	5,211	73,129	60,678	12,451
Mineral exploration costs	4,471	2,729	1,742	16,916	12,378	4,538
Professional fees	490	4,004	(3,514)	3,536	13,670	(10,134)
Rent	2,488	2,388	100	7,351	7,659	(308)
Regulatory	1,252	581	671	6,114	5,023	1,091
Salaries, wages and benefits	12,152	11,129	1,023	40,838	37,491	3,347
Foreign exchange loss (gain)	142	(420)	562	403	(1,333)	1,736
Impairment of unproved mineral properties	-	-	-	-	3,401	(3,401)
Total operating expenses	$82,370	$89,416	$(7,046)	$247,980	$283,272	$(35,292)

Our operating expenses decreased by $7,046, or 8%, from $89,416 for the three month period ended October 31, 2015 to $82,370 for the three month period ended October 31, 2016. Since we kept our operating activities at low level the change in operating expenses during the three month period ended October 31, 2016, was associated mainly with a decrease in consulting, and professional fees. These costs were offset by marginal increases in interest we accrued on the notes payable we issued to related and non-related parties as well as trade accounts payable, regulatory fees, as well as increases in mineral exploration costs. Our salaries, wages and benefits increased due to the fluctuation in the foreign exchange rate, as those fees originate from our Chilean subsidiary, whose functional currency is Chilean Peso.

On a year-to-date basis, our operating expenses decreased by $35,292 or 12%, from $283,272 for the nine months ended October 31, 2015, to $247,980 for the nine months ended October 31, 2016.

The most significant year-to-date changes included the following:

•

During the nine months ended October 31, 2016 our consulting fees decreased by 50% or $45,000, from $90,000 we incurred during the nine months ended October 31, 2015 to $45,000 we incurred during the nine months ended October 31, 2016. In addition, our professional fees decreased by $10,134 or 74%. These reductions were associated with our decreased business activity during the period covered by this report on Form 10-Q, and with our continued efforts to control our overhead costs.

•

To continue our operations we were required to incur additional debt with our debt holders, which resulted in $12,451 increase to the interest we accrued.

•

In June 2016 we paid 2016 - 2017 property taxes associated with our Mateo Property claims and Cecil claim, which were impaired at January 31, 2016. In the comparative period those tax payments were capitalized.

•

During the nine months ended October 31, 2015 we impaired a claim within our Mateo Property, which resulted in a write off of the cash acquisition fees totaling $3,401. We did not have similar expenses during the nine months ended October 31, 2016.

•

Our salaries and wages increased by $3,347; this increase was mainly associated with the foreign exchange fluctuation, as the salaries are incurred by our Chilean Subsidiary, whose functional currency is Chilean Peso.

Other income. During the nine months ended October 31, 2016, we continued renting our Farellon Alto 1-8 claim to Mr. Mitchell, who was carrying out a small scale mining operation on the claim. Pursuant to our rental agreement, Mr. Mitchell was obligated to pay us 5% royalty on the amounts generated from the net smelter returns. In June 2015 we reached a verbal agreement with Mr. Mitchell to increase the royalty payable to us from net smelter returns from the Farellon Alto 1-8 claim from 5% to 10%. As such, the royalty payments we received increased by $9,408, or 55% from $17,106 we received during the nine months ended October 31, 2015 to $26,514 we received during the nine months ended October 31, 2016. For additional information, refer to the “Unproved Mineral Properties” section of this Quarterly Report on Form 10-Q.

Comprehensive loss. Our comprehensive loss for the three month period ended October 31, 2016 was $50,764 as compared to the comprehensive loss of $93,996 we recorded for the three month period ended October 31, 2015. The $43,232 decrease in comprehensive loss was mainly associated with the foreign exchange translation associated with revaluation of the transactions denominated in other than our functional currencies.

Our comprehensive loss for the nine month period ended October 31, 2016 was $242,635 as compared to the comprehensive loss of $277,247 we recorded for the nine month period ended October 31, 2015. The $34,612 decrease in comprehensive loss was mainly associated with the foreign exchange translation associated with revaluation of the transactions denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 6: Working capital

	October 31, 2016	January 31, 2016	Changes between the periods
Current assets	$15,914	$6,680	$9,234
Current liabilities	2,477,904	2,133,458	344,446
Working capital deficit	$(2,461,990)	$(2,126,778)	$335,212

As of October 31, 2016, we had  a cash balance of $3,646, our working capital was represented by a deficit of $2,461,990 and cash flows used in operations totaled $88,489 for the period then ended. During the nine month period ended October 31, 2016, we funded our operations with $125,105 in loans we received from our related parties and $11,533 in loans with Mr. Mitchell. See “Net Cash Provided By Financing Activities.”

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the nine month period ended October 31, 2016.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 7 summarizes our sources and uses of cash for the nine months ended October 31, 2016 and 2015.

Table 7:  Summary of sources and uses of cash

	October 31,
	2016	2015
Net cash used in operating activities	$(88,489)	$(127,695)
Net cash used in investing activities	(47,906)	(59,531)
Net cash provided by financing activities	136,638	186,641
Effects of foreign currency exchange	1,242	(4,395)
Net increase (decrease) in cash	$1,485	$(4,980)

Net cash used in operating activities. During the nine months ended October 31, 2016, we used net cash of $88,489 in operating activities. We used $171,041 to cover our cash operating costs and $7,519 to increase our prepaid expenses and receivables.  These uses of cash were offset by increases in accounts payable and amounts due to related parties of $18,812 and $62,747, respectively, and by an increase to our accrued liabilities of $8,512.

During the nine months ended October 31, 2015, we used net cash of $127,695 in operating activities. We used $224,034 to cover our cash operating costs and $2,654 to increase our prepaid expenses. These uses of cash were offset by increases in our accounts payable and amounts payable to related parties of $15,931 and $65,785, respectively, and by an increase to accrued liabilities of $17,277.

Certain non-cash changes included in the net loss for the period. During the nine months ended October 31, 2016, we recorded $47,513 (October 31, 2015 - $37,288) in interest accrued on outstanding notes payable to related parties, and $2,226 (October 31, 2015 - $468) in interest accrued on outstanding notes payable to Mr. Mitchell.

During the nine months ended October 31, 2015, we impaired our mineral property acquisition costs by $3,401, we did not have any impairment charges during the nine month period ended October 31, 2016. In addition, we recorded $686 (October 31, 2015 - $975) in amortization of our equipment used in exploration activities.

Net cash used in investing activities. During the nine months ended October 31, 2016, we spent $47,906 on our mineral claims. Of this amount $25,000 was used to make a second option payment to acquire the Exeter claim, and $22,906 was used to pay 2016 - 2017 mineral property taxes and other regulatory fees on exploration claims within our Perth and Farellon Properties.

During the nine months ended October 31, 2015, we spent $59,531 acquiring mineral claims, of which $27,708 was used to acquire the Exeter claim, and $31,823 to pay 2015 - 2016 mineral property taxes on our claims.

Net cash provided by financing activities. During the nine months ended October 31, 2016, we borrowed $79,500 and $39,266 (CAD$51,500) from our significant shareholder, and $4,410 and $1,929 (CAD$2,502) from our CEO. In addition, we borrowed $11,533 (7,808,563 Chilean Pesos) from Mr. Kevin Mitchell. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

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

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At October 31, 2016, we had a working capital deficit of $2,461,990 and accumulated losses of $8,747,387 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

The work done on the Farellon Alto 1-8 claim by Mr. Mitchell resulted in $26,514 in royalty payments from gross smelter returns during the nine month period ended October 31, 2016. At the same time we paid the original vendor of the Farellon Alto 1-8 claim $12,806 in royalty payments required under the amended option agreement to acquire the claim.

Option to Acquire Quina Claim

On December 15, 2014, we entered into an option agreement with David Marcus Mitchell to earn 100% interest in the Quina 1-56 clam (the “Quina Claim”). In order to acquire the 100% interest in the Quina Claim, we are required to pay a total of $150,000, which we can pay in a combination of shares of our common stock and cash over four years, as detailed in the following schedule:

Date	Option Payment
Upon execution of the Option Agreement (“Execution date”) (paid)	$25,000
12 months subsequent to the Execution date (paid)	25,000
24 months subsequent to the Execution date (paid)(1)	25,000
36 months subsequent to the Execution date	25,000
48 months subsequent to the Execution date	50,000
Total	$150,000

(1)The third option payment was made on December 8, 2016, when the Company issued 357,143 shares of its common stock with a fair value of $25,000.

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

Contingencies and Commitments

We had no contingencies at October 31, 2016.

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

Debt Financing

During the period covered by this Quarterly Report on Form 10-Q we borrowed a total of $125,105 from related parties and $11,533 from Mr. Mitchell.  The loans are unsecured, due on demand, with interest payable at a rate of 8% per annum.

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

As at October 31, 2016, we owed approximately $1.91 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the nine month period ended October 31, 2016, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Richard N. Jeffs

During the nine month period ended October 31, 2016, we borrowed from Richard N. Jeffs, our major shareholder, $79,500 and $39,266 (CAD$51,500). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of October 31, 2016, we were indebted to Mr. Jeffs in the amount of $442,384 (January 31, 2016 - $301,360), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $55,077 (January 31, 2016 - $33,053) and $36,744 (January 31, 2016 - $33,631) for services. Subsequent to October 31, 2016, Mr. Jeffs advanced to us an additional $7,443 (CAD$10,000), bringing the total principal amount payable to Mr. Jeffs under the loan agreements with him to $394,750.

Loans from Caitlin L. Jeffs

During the nine month period ended October 31, 2016, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $4,410 and $1,929 (CAD$2,502). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand.

As of October 31, 2016, we were indebted to Ms. Jeffs in the amount of $290,790 (January 31, 2016 - $257,081), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $70,503 (January 31, 2016 - $51,572). Subsequent to October 31, 2016, Ms. Jeffs advanced to us an additional $1,405 bringing the total principal amount payable to Ms. Jeffs under the loan agreements with her to $221,692.

Loans from John da Costa

At October 31, 2016, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $12,420 (January 31, 2016 - $11,698), consisting of the full principal of the loan we received from Mr. da Costa in Fiscal 2012, plus accrued interest of $3,920 (January 31, 2016 - $3,198). We did not borrow any funds from Mr. da Costa during the nine month period ended October 31, 2016.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the nine month period ended October 31, 2016, we paid or accrued $45,000 to Da Costa Management for services provided by them (October 31, 2015 - $90,000).  As of October 31, 2016, we were indebted to Da Costa Management Corp. in the amount of $607,337 for unpaid fees and advances (January 31, 2016 - $553,991).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company.  During the nine month period ended October 31, 2016, we did not have any transaction with Fladgate, except for $10,767 (October 31, 2015 - $11,066) in interest we accrued on unpaid invoices. As of October 31, 2016, we were indebted to Fladgate in the amount of $325,442 for unpaid fees (January 31, 2016 - $299,761) and $130,509 (January 31, 2016 - $117,016) consisting of the full principal of all loans we received from Fladgate to that date, plus accrued interest of $34,192 (January 31, 2016 - $25,303).

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. During the nine months ended October 31, 2016, we paid or accrued $7,351 in rental fees (October 31, 2015 - $7,659). As of October 31, 2016, we were indebted to Minera Farellon in the amount of $65,371 for unpaid fees and advances received to that date (January 31, 2016 - $51,201).

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

Caitlin Jeffs, our Chief Executive Officer and President, and John da Costa, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as the term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report (the “evaluation date”).  Based on their evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 8, 2016, the Company issued 357,143 shares of its common stock with a fair value of $25,000 as consideration for the third option payment to acquire an interest in the Quina Claim. The shares were issued pursuant to the provisions of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act.”).

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following table sets forth the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.2	By-laws (1)
10.1	Memorandum (Minutes) of Understanding between Geoactiva Spa and Minera Polymet Limitada (3)
10.2	Extension of Memorandum of Understanding between Geoactiva Spa and Minera Polymet Limitada (4)
10.3	Unilateral Purchase Option Contract for Mining Properties: Minera Polymet Limitada to Geoactiva SpA, dated April 30, 2013 (English translation of text) (5)
10.4	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchel (6)
10.5	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation (7)
10.6	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54 in Spanish (9)
10.7	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54, English translation (9)
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

10.10	Letter of Intent between Red Metal Resources Ltd. and TomaGold Corporation dated for reference September 16, 2016 (11)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2016, formatted in XBRL:

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

(9) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015.

(10) Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2016.

(11) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 15, 2016

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer