Form 10-K
period 2017-01-31
RED METAL RESOURCES, LTD.
filed 2017-05-01
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of July 31, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of the common equity was $475,626.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 29, 2017 was 34,647,445.

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

Orebody	A term used to denote the mineralization contained within an economic mineral deposit.
Outcrop	An exposure of rock or mineral deposit that can be seen on the surface, that is, not covered by soil or water.
Oxidation	A chemical reaction caused by exposure to oxygen that results in a change in the chemical composition of a mineral.

Term	Definition
Oz	Ounce. A measure of weight in gold and other precious metals, correctly troy ounces, which weigh 31.1 grams as distinct from an imperial ounce which weigh 28.4 grams.
RC drilling	Reverse Circulation drilling, is one of the drilling methods, where drill cuttings are returned to surface inside the rods.
Shaft	A vertical passageway to an underground mine for moving personnel, equipment, supplies and material including ore and waste rock.
Strike	The direction, or bearing from true north, of a vein or rock formation measure on a horizontal surface.
Stringer	A narrow vein or irregular filament of a mineral or minerals traversing a rock mass.
Sulphides	A group of minerals which contains sulfur and other metallic elements such as copper and zinc. Gold is usually associated with sulphide enrichment in mineral deposits.
Tailings	Material rejected from a mill after most of the recoverable valuable minerals have been extracted.
Vein	A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.
Zone	An area of distinct mineralization.

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

On August 21, 2007, we formed Minera Polymet Limitada (“Polymet”), a limited liability company, under the laws of the Republic of Chile.  On September 28, 2015 we changed Polymet’s incorporation from Limited Liability Company to a Closed Stock Corporation (“SpA”). We own 99% of Polymet, which holds our Chilean mineral property interests.  To comply with Chilean legal requirements, 1% of Polymet is owned by a Chilean resident, an experienced manager who has organized an office and other resources for us to use. Polymet’s office is located in Vallenar, III Region of Atacama, Chile.  When we refer to “Red Metal”, the “Company”, “we”, “us” or “our” in this report, we mean Red Metal Resources Ltd. together with Minera Polymet SpA.

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

On February 28, 2017, we signed a letter of intent (“LOI”) with Power Americas Minerals Corp (“Power Americas”) to sell on the exercise of three separate options all our interest in the Farellon Property, the Perth Property and the Mateo Property in exchange for aggregate consideration of twenty-five million common shares of Power Americas and a one-time payment of US$250,000 (for further description of the above properties please refer to the “Unproved mineral properties” section of this Annual Report on Form 10-K).

The completion of the transaction is subject to a number of conditions including, but not limited to, a customary due-diligence undertaken by Power Americas as well as an approval from TSX Venture Exchange (the “TSXV”).

Pursuant to the LOI, Power Americas may exercise the first option (the “First Option”) to acquire a 100% interest in the Farellon Property by issuing ten million common shares at a price of $0.145 per share in the capital of Power Americas and by making a one-time cash payment of US$250,000 to us within five business days of receiving acceptance by the TSXV to the transaction.

Provided Power Americas exercises the First Option, it may exercise an additional option (the “Second Option”) and earn an undivided 100% interest in the Perth Property by issuing to us ten million common shares at a price of $0.145 per share in the capital of Power Americas, or by issuing to us ten million special warrants (the “Special Warrants”) within six months from the date of the exercise of the First Option.

Provided Power Americas exercises the Second Option, it may exercise the final option (the “Third Option”) and earn an undivided 100% interest in the Mateo Property by issuing to us five million common shares at a price of $0.145 per share in the capital of Power Americas or by issuing to us five million Special Warrants within six months from the date of the exercise of the Second Option.

Each Special Warrant will be exercisable without further consideration into one common share in the capital of Power Americas at a deemed price of $0.145 per share.

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

Unproved mineral properties

Due to a lack of operating capital, during the fiscal year ended January 31, 2017, we conducted no material exploratory operations on any of our properties, aside from the small scale mining operations carried out by Mr. Mitchell on our Farellon Alto 1-8 Claim.  Until we are able to raise operating capital, which we cannot assure that we can do, we will not be able to initiate new exploration efforts or continue the exploration efforts we have begun.  In the past we entered into several various agreements, being the joint ventures or the option agreements to acquire an interest in our claims. These agreements give us confidence there are opportunities to raise funds by selling some of our properties or by entering into joint venture agreements to continue developing some of our properties.

As of the date of this Annual Report on Form 10-K we have three active properties which we have assembled since the beginning of 2007 - the Farellon, Mateo and Perth.

Active properties

Table 2: Active properties

		Hectares
Property	Percentage, type of claim	Gross area	Net area a
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Quina 1 - 56 claim	Option to acquire 100% interest, mensura	251
Exeter 1 - 54 claim	Option to acquire 100% interest, mensura	235
Cecil 1 - 49 claim	100%, mensura	228
Teresita claim	100%, mensura	1
Azucar 6 - 25 claim	100%, mensura	88
Stamford 61 - 101 claim	100%, mensura	165
Kahuna 1 - 40 claim	100%, mensura	200
		1,234	1,234
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 27 claim	100%, mensura in process	300
Lancelot II	100%, pedimento	200
Merlin I	100%, pedimento	300
Rey Arturo 1 al 29 claim	100%, mensura in process	300
Galahad I	100%, pedimento	300
Percival	100%, pedimento	300
Tristan II	100%, pedimento	300
Camelot	100%, pedimento	300
		2,409
Overlapped claims a		(109)	2,300

Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 4 and 5 claims	100%, mensura	600
Mateo 1, 2, 3, 10, 12, 13 claims	100%, mensura in process	861
		1,653
Overlapped claims a		(469)	1,184

			4,718

a Certain pedimento and mensura in process claims overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of our overlapped claims).

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

On December 9, 2013, in anticipation of exploration and mining activities carried out by Mr. Mitchell and Minera Farellon, we amended our option agreement with the vendor of Farellon Alto 1 - 8 Claim to allow us to carry out the exploration and mining activities without triggering the requirement to start paying the Original Royalty. The Amended Agreement allows us to work on the Farellon Claim, while paying the Vendor 5% royalty on net smelter returns maintaining a monthly minimum of $1,000 (the “Amended Royalty”); however, we can stop the exploration of the Farellon Claim at any time, which will cease our requirement to continue paying the Amended Royalty.

The work done on the Farellon Alto 1-8 claim by Mr. Mitchell resulted in $29,890 in royalty payments from gross smelter returns during the year ended January 31, 2017. At the same time we paid the original vendor of the Farellon Alto 1-8 claim $16,535 in royalty payments required under the amended option agreement to acquire the claim. We record royalty payments received from Mr. Mitchell and payments we made to original vendor as net royalty income in the statement of operations.

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

In order to acquire the 100% interest in the Quina Claim, we are required to pay a total of $150,000, which we can pay in a combination of shares of our common stock and cash over four years, as detailed in the following schedule:

Date	Option Payment
Upon execution of the Option Agreement (“Execution date”) (paid)	$25,000
12 months subsequent to the Execution date (paid)	25,000
24 months subsequent to the Execution date (paid)	25,000
36 months subsequent to the Execution date	25,000
48 months subsequent to the Execution date	50,000
Total	$150,000

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

Location and means of access

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

Exploration Activities

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

As of the date of this Annual Report on Form 10-K, Mr. Mitchell continues the mining activities down to seven levels and approximately 60 meters vertical depth  and is now entirely in the sulphide zone of the mine. Copper, silver and gold extracted in the development process are being sold to ENAMI (the Chilean national mining company).  Since January 2015 approximately 1,813 tonnes of oxide ore have been sold grading 1.56% Cu and a further 12,606 tonnes of sulphide or grading 1.82% Cu, 6.8g/t Ag and 0.22g/t Au.

PERTH PROPERTY

On March 10, 2011, we purchased for $35,000 a group of 12 claims (the “Perth Property”) consisting of one constituted mensura claim, the Perth claim, and 11 claims being converted to mensura claims. During our Fiscal 2017, we were notified that the surveying contractor originally hired to complete the work converting our Perth exploration claims into mining claims failed to complete the work in the time allotted. To correct the oversight, we have engaged services of a new surveying contractor who was able to complete the work on two claims, Lancelot I 1-27 and Rey Arturo 1-29, which are now awaiting confirmation from the Chilean government surveyor, and recommended starting the process over on the remaining claims. New exploration claims have been registered and we will make a decision on when to begin the process of converting these exploration claims into mining claims over the next two years, as permitted by Mining Code of Chile. See Figure 4 for details.

Table 6 describes the current Perth claims and Figure 4 illustrates them.

Table 6: Perth property

Claim	Size (ha)
Perth 1 al 36	109
Lancelot I 1 al 27	300
Lancelot II	200
Rey Arturo 1 al 29	300
Merlin I	300
Galahad I	300
Percival	300
Tristan II	300
Camelot	300
2,409[a]

a Some claims overlap others, reducing our net area to 2,300 hectares, see Figure 4.

Figure 4. The Perth Property

The Perth property is adjacent to the west side of the historic Carrizal Alto mine and lies approximately 3.5 kilometers north of our Farellon project. It is a 45 minute drive from Vallenar city, with major road access, power and water supply close by. The Perth property lies on a similar geologic contact as the Farellon and Carrizal Alto properties.

Location and means of access

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

Exploration history

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

Figure 5 below illustrates the Perth geology as well as the historic and 2011 reconnaissance sample gold g/t assay results:

Figure 5. Perth Property Geology

Exploration Activity

2013 - 2014 Exploration.  During 2013 - 2014 Geoactiva SpA (“Geoactiva”), who we granted an option to purchase 100% of the Perth property, which was cancelled in August 2014, conducted a drilling program on the Perth property and surrounding claims. The drilling program totaled 3,965 meters, of which 4 drillholes were drilled primarily on Perth property. A total of 35 surface reconnaissance samples and 728 surface chip samples were taken from the Perth property. Significant results of the surface reconnaissance samples are detailed in the table below:

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
1,653*

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

Location and means of access

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

Exploration history

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

Geology

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

Exploration Activities

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

Impairment of certain claims

During the year ended January 31, 2016, we fully impaired our Cecil 1 - 49 claim as well as all claims within our Mateo Property due to a lack of financial resources that would allow for substantive expenditures on further exploration and evaluation of the mineral resources within these claims. The impairment resulted in $158,141 increase in our operating expenses. Due to an increased interest in our properties in our Fiscal 2017, which resulted in the LOI we currently have with Power Americas, we believe our property valuation is accurate and no further impairment was required during the year ended January 31, 2017.

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

Number of total employees and number of full-time employees

Red Metal does not have any employees. Caitlin Jeffs, Michael Thompson, and Joao (John) da Costa, who are directors and officers, provide their services to the Company as independent consultants.  Polymet retains the services of Kevin Mitchell and an administrative assistant, who are Polymet’s only employees, other services are provided by independent consultants. We contract for the services of geologists, prospectors and other consultants as we require them to conduct our exploration programs.

ITEM 1A: RISK FACTORS

IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT, THE FOLLOWING RISKS AND UNCERTAINTIES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS AND FINANCIAL CONDITION.

During the fiscal years ended January 31, 2017 and 2016 we earned no revenue while our operating expenses totaled $223,095 and $439,133, respectively. If we do not find sources of financing as and when we need them, we may be required to cease our operations.

Mineral exploration and development are very expensive.  During the fiscal year ended January 31, 2017, we had no revenue from our operations and our operating expenses totaled $223,095. These expenses were further increased by $99,740 in interest we accrued on current debt, and were in part offset by $13,355 in net royalty income we received from renting our Farellon property to Mr. Mitchell. During the fiscal year ended January 31, 2016, our operating expenses totaled $439,133. These expenses were further increased by $82,272 in interest we accrued on current debt, and were in part offset by $9,117 in net royalty income we received from renting our Farellon property to Mr. Mitchell and Minera Farellon Ltda. This resulted in a total accumulated loss of $8,835,401 since inception. As of January 31, 2017 we had cash of $7,679.  Since inception, we have supported our operations through equity and debt financing and, to a minor extent, through option payments received on our option or joint venture agreements, and royalty payments from third-party vendors, who we allowed to mine our claims. Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue, obtain additional financing, or enter into joint venture agreements. Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities.  If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Since continuation of our operations depends on our ability to complete equity or debt financings, our management has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern.   From our inception on January 10, 2005, we have accumulated losses of $8,835,401. As a result, our management has expressed substantial doubt about our ability to continue as a going concern.  The continuation of our operations depends on our ability to complete equity or debt financings as we need capital or generate capital from profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

Global economic downturns may have a negative effect on our business and operations.

Global economic downturns cause general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower business spending, all of which may have a negative effect on our business, results of operations, financial condition and liquidity. Our suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to carry out our planned exploration programs. Furthermore, it may become difficult to locate other mineral exploration companies with available funds who are willing to engage in risky ventures such as the exploration of our properties.

Such conditions may make it very difficult to forecast operating results, make business decisions and identify and address material business risks and our operating results, financial condition and business could be adversely affected.

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

We owe approximately $2.01 million to related parties. To pay out this debt or a portion thereof, we may issue shares of our common stock, which will result in substantial dilution to our existing shareholders.

As of January 31, 2017, we owed $2,006,100 to related parties for loans and for services rendered to us.  We do not have the cash resources to pay this debt and we may decide to partially pay these individuals by issuing shares of our common stock to them. Because of the low market value of our common stock, the issuance of shares will result in substantial dilution to the percentage of our outstanding common stock owned by our current shareholders.

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

Table 12: High and low bids

	High	Low
Fiscal year ended January 31, 2017
First quarter	$0.03	$0.03
Second quarter	$0.03	$0.025
Third quarter	$0.066	$0.025
Fourth quarter	$0.06	$0.04
Fiscal year ended January 31, 2016
First quarter	$0.08	$0.02
Second quarter	$0.03	$0.02
Third quarter	$0.03	$0.03
Fourth quarter	$0.03	$0.03

As of April 29, 2017, we had approximately 42 shareholders of record according to a shareholder’s list provided to us by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, Nevada, 89014.

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

Securities Authorized for Issuance under Equity Compensation Plans

Table 13 provides information as of January 31, 2017, regarding the Red Metal Resources Ltd. 2011 Equity Incentive Plan (the “2011 Plan”), as amended on May 18, 2012, under which equity securities of Red Metal are authorized for issuance.

Table 13. Equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	n/a	3,464,745

Recent Issuances of Unregistered Securities

On December 15, 2016, we issued 357,143 shares of our common stock with a fair value of $25,000 as consideration for the third option payment to acquire interest in the Quina claim. The shares were issued pursuant to the provisions of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act.”)

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

As more fully described in the “General” section under Item 1 of this Annual Report on Form 10-K, on February 28, 2017, we signed a letter of intent with Power Americas Minerals Corp (“Power Americas”) to sell on the exercise of three separate options all our interest in the Farellon Property, the Perth Property and the Mateo Property in exchange for aggregate consideration of twenty-five million common shares of Power Americas and a one-time payment of US$250,000. The completion of the transaction is subject to a number of conditions including, but not limited to, a customary due-diligence undertaken by Power Americas as well as an approval from TSX Venture Exchange (the “TSXV”). Once the transaction contemplated under the LOI is executed, we will have sold all our current Active Properties, and we may have to redefine our business plan and our operations.

Until completion of the transaction with Power Americas, we will continue our operations in the manner consistent with our historical practices. We will monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Please refer to the section ‘Unproved Mineral Properties’ under Item 1 of this Annual Report for a detailed description of our unproved mineral assets and associated exploration campaigns.

Currently, we have two employees in Chile and engage part time assistants during our exploration programs and for administrative support. Most of our support - such as vehicles, office and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on four of our mineral claims - Farellon, Quina, Exeter, and Che. These royalties are payable once exploitation begins.

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

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 14 summarizes and compares our financial condition at January 31, 2017, to the year ended January 31, 2016.

Table 14: Comparison of financial condition

	January 31, 2017	January 31, 2016
Working capital deficit	$(2,583,765)	$(2,126,778)
Current assets	14,731	6,680
Unproved mineral properties	585,850	460,539
Total liabilities	2,598,496	2,133,458
Common stock and additional paid in capital	6,813,837	6,788,837
Accumulated other comprehensive income	26,153	73,952
Deficit	$(8,835,401)	$(8,525,921)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 15 and Table 16 present selected financial information for each of the past eight quarters.

Table 15: Summary of quarterly results (2017)

	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
Net loss	$88,014	$76,807	$72,306	$72,353
Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Table 16: Summary of quarterly results (2016)

	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Net loss	$246,122	$85,276	$90,406	$90,484
Basic and diluted loss per share	$0.01	$0.00	$0.00	$0.00

During the past eight fiscal quarters we maintained our exploration and operating activities at low levels. Following are the most significant events that affected our quarterly financial results:

•

During the quarters ended January 31, 2017 and October 31, 2016, we recorded $26,611 and $25,868, respectively, in accrued interest associated with our promissory notes and amounts payable with the related parties as well as interest accrued on other trades payable. The increase in interest expense was in part offset by decrease in consulting fees, associated with services provided to us by Da Costa Management Corp., a private corporation controlled by our Chief Financial Officer.

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

•

During the quarter ended July 31, 2015, we increased royalties payable to us on the minerals extracted during the small scale mining operations that were carried out by a third-party on our Farellon Property, which resulted in $10,007 in royalty payments we received during the period

Selected Financial Results

YEARS ENDED JANUARY 31, 2017 AND JANUARY 31, 2016

Our results of operations for the years ended January 31, 2017 and 2016 and the changes between those periods are summarized in Table 17.

Table 17: Summary of operating results

	Year ended January 31,		Changes between the years ended January 31,
	2017	2016	2017 and 2016

Operating expenses	$(223,095)	$(439,133)	$(216,038)
Other items:
Interest on current debt	(99,740)	(82,272)	17,468
Net royalty income	13,355	9,117	4,238
Net loss	(309,480)	(512,288)	(202,808)
Unrealized foreign exchange gain/(loss)	(47,799)	60,222	(108,021)
Comprehensive loss	$(357,279)	$(452,066)	$(94,787)

Revenue. We did not generate any revenue during the years ended January 31, 2017 and 2016. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses decreased by $216,038, or 49%, from $439,133 for the year ended January 31, 2016 to $223,095 for the year ended January 31, 2017. The decrease in our operating expenses was a result of our continued efforts to control our day to day operating costs. At January 31, 2017, we assessed our mineral properties for impairment. We based our conclusion on the exploration results, current small scale mining operations carried out on our Farellon Alto 1-8 claim, and the LOI with Power Americas. We believe, based on the above testing, that the Company’s mineral properties are carried at their recoverable amounts, and as such no additional impairment charges were recorded as at January 31, 2017.

Our operating expenses for the years ended January 31, 2017 and 2016 consisted of the following:

Table 18: Details of changes in operating expenses

	Year ended January 31,		Changes between the years ended January 31,
	2017	2016	2017 and 2016
Operating expenses
Amortization	$885	$1,226	$(341)
Consulting fees	60,000	120,000	(60,000)
General and administrative	68,506	69,473	(967)
Mineral exploration costs	4,188	688	3,500
Professional fees	16,870	25,905	(9,035)
Rent	9,838	9,969	(131)
Regulatory	8,066	7,283	783
Salaries, wages and benefits	54,676	48,484	6,192
Foreign exchange loss (gain)	66	(2,036)	2,102
Write-down of unproved mineral properties	--	158,141	(158,141)
Total operating expenses	$223,095	$439,133	$(216,038)

The most significant year-to-date changes included the following:

•

During the year ended January 31, 2017 our consulting fees decreased by 50% or $60,000, from $120,000 we incurred during the year ended January 31, 2016 to $60,000 we incurred during the year ended January 31, 2017. In addition, our professional fees decreased by $9,035 or 35%. These reductions were associated with our decreased business activity during the period covered by this report on Form 10-K, and with our continued efforts to control our overhead costs.

•

In June 2016 we paid 2016 - 2017 property taxes associated with our Mateo Property claims and Cecil claim, which were impaired at January 31, 2016. In the comparative period those tax payments were capitalized.

•

During the year ended January 31, 2016, we impaired our Mateo Property, and our Cecil Claim, due to a lack of available financing to allow for further exploration and evaluation of the mineral resources within these claims. The impairment amounted to $158,141. We did not have similar expenses during the year ended January 31, 2017.

•

Our salaries and wages increased by $6,192; this increase was mainly associated with rehiring of our office administrative assistant in January of 2017, and to the lesser extent due to the foreign exchange fluctuation, as the salaries are incurred by our Chilean Subsidiary, whose functional currency is Chilean Peso.

Other items. During the year ended January 31, 2017, we continued renting our Farellon Alto 1-8 claim to Mr. Mitchell, who was carrying out a small scale mining operation on the claim. Pursuant to our rental agreement, Mr. Mitchell is paying us a 10% royalty on the amounts generated from the net smelter returns, which we record as part of net royalty income. During the year ended January 31, 2017, we recorded $29,890 as part of net royalty income, an increase of $3,439 as compared to $26,451 we received during the year ended January 31, 2016. This royalty income was offset by royalty payments we made to the original owner of Farellon Alto 1-8 claim, which totaled $16,535, a decrease of $733 as compared to $17,334 we paid during the year ended January 31, 2016.

To continue our operations we were required to incur additional debt with our debt holders, which amounted to $99,740, a $17,468 increase as compared to $82,272 in interest we accrued during the year ended January 31, 2016.

Comprehensive loss. Our comprehensive loss for the year ended January 31, 2017 was $357,279 as compared to the comprehensive loss of $452,066 we recorded for the year ended January 31, 2016. During the year ended January 31, 2017, the comprehensive loss included $47,799 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the year ended January 31, 2016, the comprehensive loss included $60,222 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity

GOING CONCERN

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements, if possible.  At January 31, 2017, we had a working capital deficit of $2,583,765 and accumulated losses of $8,835,401 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties and geological services.

Sources and uses of cash

YEARS ENDED JANUARY 31, 2017 AND 2016

Table 19 summarizes our sources and uses of cash for the years ended January 31, 2017 and 2016.

Table 19: Summary of sources and uses of cash

	January 31,
	2017	2016
Net cash used in operating activities	$(107,102)	$(137,340)
Net cash used in investing activities	(50,462)	(59,531)
Net cash provided by financing activities	161,577	200,566
Effect of foreign currency exchange	1,505	(5,974)
Net increase (decrease) in cash	$5,518	$(2,279)

Net cash used in operating activities

During the year ended January 31, 2017, we used net cash of $107,102 in operating activities. We used $240,139 to cover our cash operating costs and $2,420 to increase our prepaids and other receivables. These uses of cash were offset by increases in accounts payable of $25,788 and accrued liabilities of $23,839. In addition, our accounts payable to related parties increased by $85,830, the increase was associated mainly with administration and consulting fees, as well as interest charged on unpaid trade accounts payable with related parties.

During the year ended January 31, 2016, we used net cash of $137,340 in operating activities. We used $301,038 to cover our cash operating costs and $4,290 to increase our prepaids and other receivables. These uses of cash were offset by increases in accounts payable of $28,240 and accrued liabilities of $31,219. In addition, our accounts payable to related parties increased by $108,529, the increase was associated mainly with administration and consulting fees, as well as interest charged on unpaid trade accounts payable with related parties.

Certain non-cash changes in operating assets and liabilities

During the year ended January 31, 2017, our outstanding notes payable to related parties resulted in accrual of $65,563 in interest expense, and our notes payable to non-related party accumulated $2,893 in interest expense. In addition, we recorded $885 in amortization of equipment we use for mineral exploration.

During the year ended January 31, 2016, we recorded an impairment charge of $158,141 on our mineral properties. The impairment resulted from a lack of funding to carry out an exploration and evaluation programs of the mineral resources within our Mateo Property, and the Cecil 1-49 claim. Our outstanding notes payable to related parties resulted in accrual of $51,069 in interest expense, and our notes payable to non-related party accumulated $814 in interest expense. In addition, we recorded $1,226 in amortization of equipment we use for mineral exploration.

Net cash used in investing activities

During the years ended January 31, 2017 and 2016, we spent $50,462  and $59,531, respectively, acquiring mineral claims. Of these amounts $25,000 (2016 - $27,708) was used to acquire Exeter claim and $25,462 (2016 - $31,823) to pay annual mineral property taxes on our claims.

Net cash provided by financing activities

During the year ended January 31, 2017, we borrowed $79,500 and $56,268 (CAD$74,000) from our significant shareholder, and $5,815 and $8,461 (CAD$12,502) from our CEO. In addition, we borrowed $11,533 (7,808,563 Chilean Pesos) from Mr. Kevin Mitchell. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

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

Contingencies and commitments

We had no contingencies at January 31, 2017.

As of the date of the filing of this Annual Report on Form 10-K we have the following long-term contractual obligations and commitments:

Farellon royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellon Alto 1 - 8 claim up to a total of $600,000. The royalty payments are due monthly once exploitation begins and are subject to minimum payments of $1,000 per month. During our current small scale mining operations, we are required to pay the vendor a royalty equal to 5% of the net sales of minerals extracted from the Farellon Alto 1 - 8 claim, subject to minimum payments of $1,000 per month. These payments will discontinue once we stop the small scale mining operation, and can not be offset against the original 1.5% royalty commitment.

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

Debt financing

Between February 1, 2015 and January 31, 2017, we borrowed a total of $333,991 from related parties.  Information about these transactions is included in the section of this report titled “Certain Relationships and Related Transactions, and Director Independence”. In addition, we borrowed $28,152 from Mr. Mitchell, our former legal representative in Chile, and renter of our Farellon Alto 1-8 Claim.

Challenges and risks

We anticipate generating only minimal royalty revenue over the next twelve months. We plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, including, but not limited to, a downturn of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. We are currently a party to the LOI with Power Americas, however, the completion of the transaction is subject to several conditions, including approval from TSXV. As such, there is no assurance that the LOI will be superseded by a definitive agreement and we will be able to complete the transaction contemplated under the LOI. During the due-diligence period, we are bound by exclusivity terms of the LOI, and will not be able to enter into any joint venture partnerships with other resource companies.

Should the transaction contemplated under the LOI terminate, we may consider entering into joint venture partnerships with other resource companies to complete a mineral exploration programs on our properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at January 31, 2017, we owed approximately $2.01 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Trends, events or uncertainties that may impact results of operations or liquidity

The financial crisis of 2007 - 2008, which greatly affected junior mining and exploration sector, has had an adverse impact on our business and financial position, since we rely on sales of our securities and loans to continue our operations.  We have found that there is less capital available to us and less appetite for risk by investors.  Furthermore, we have found that locating other mineral exploration companies with available funds who are willing to engage in risky ventures such as the exploration of our properties has become very difficult since the economic downturn.  If we are unable to raise additional capital, we may not be able to develop our properties or continue our operations.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Red Metal Resources Ltd.

We have audited the accompanying consolidated balance sheet of Red Metal Resources Ltd. as of January 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has generated minimal income and has accumulated losses of $8,835,401 since inception.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

May 1, 2017

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	January 31, 2017	January 31, 2016

ASSETS
Current assets

Cash	$7,679	$2,161
Prepaids and other receivables	7,052	4,519
Total current assets	14,731	6,680

Equipment	2,504	3,107
Unproved mineral properties	585,850	460,539
Total assets	$603,085	$470,326

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$388,977	$358,709
Accrued liabilities	162,794	131,577
Due to related parties	1,073,015	938,584
Notes payable	40,625	17,433
Notes payable to related parties	933,085	687,155
Total liabilities	2,598,496	2,133,458

Shareholders' deficit
Common stock, $0.001 par value, authorized 500,000,000, 34,647,445 and 34,290,302 issued and outstanding at January 31, 2017 and 2016, respectively	34,647	34,290
Additional paid in capital	6,779,190	6,754,547
Deficit	(8,835,401)	(8,525,921)
Accumulated other comprehensive income	26,153	73,952
Total stockholders' deficit	(1,995,411)	(1,663,132)
Total liabilities and stockholders' deficit	$603,085	$470,326

The accompanying notes are an integral part of these consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	January 31, 2017	January 31, 2016

Operating expenses:
Amortization	$885	$1,226
Consulting fees	60,000	120,000
Foreign exchange loss (gain)	66	(2,036)
General and administrative	68,506	69,473
Mineral exploration costs	4,188	688
Professional fees	16,870	25,905
Rent	9,838	9,969
Regulatory	8,066	7,283
Salaries, wages and benefits	54,676	48,484
Write-down of unproved mineral properties	-	158,141
	(223,095)	(439,133)
Other items
Interest on current debt	(99,740)	(82,272)
Net royalty income	13,355	9,117
Net loss	(309,480)	(512,288)

Unrealized foreign exchange gain (loss)	(47,799)	60,222
Comprehensive loss	$(357,279)	$(452,066)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	34,342,995	33,564,275

The accompanying notes are an integral part of these consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 31, 2015	33,456,969	$33,457	$6,730,380	$(8,013,633)	$13,730	$(1,236,066)

Stock issued for mineral property	833,333	833	24,167	-	-	25,000
Net loss for the year	-	-	-	(512,288)	-	(512,288)
Foreign exchange translation	-	-	-	-	60,222	60,222

Balance at January 31, 2016	34,290,302	34,290	6,754,547	(8,525,921)	73,952	(1,663,132)

Stock issued for mineral property	357,143	357	24,643	-	-	25,000
Net loss for the year	-	-	-	(309,480)	-	(309,480)
Foreign exchange translation	-	-	-	-	(47,799)	(47,799)

Balance at January 31, 2017	34,647,445	$34,647	$6,779,190	$(8,835,401)	$26,153	$(1,995,411)

The accompanying notes are an integral part of these consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	January 31, 2017	January 31, 2016
Cash flows used in operating activities:
Net loss	$(309,480)	$(512,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	65,563	51,069
Accrued interest on notes payable	2,893	814
Amortization	885	1,226
Impairment of unproved mineral properties	-	158,141

Changes in operating assets and liabilities:
Prepaids and other receivables	(2,420)	(4,290)
Accounts payable	25,788	28,240
Accrued liabilities	23,839	31,219
Due to related parties	85,830	108,529
Net cash used in operating activities	(107,102)	(137,340)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(50,462)	(59,531)
Net cash used in investing activities	(50,462)	(59,531)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	150,044	183,947
Cash received on issuance of notes payable	11,533	16,619
Net cash provided by financing activities	161,577	200,566

Effects of foreign currency exchange	1,505	(5,974)

Increase (decrease) in cash	5,518	(2,279)
Cash, beginning	2,161	4,440
Cash, ending	$7,679	$2,161

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-
Non-cash investing transactions:
Shares issued for mineral property	$25,000	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

RED METAL RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has generated only minimal income to date, and has accumulated losses of $8,835,401 since inception. The Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through equity and/or debt financings, and by entering into joint venture agreements. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, the continued financial support from related party creditors, and ultimately on generating profitable operations.

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

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, prepaid and other receivables, accounts payable, accrued liabilities and amounts due to related parties approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

The fair value hierarchy under US GAAP is based on the following three levels of inputs, of which the first two are considered observable and the last unobservable:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2: Observable inputs other than Level I, quoted prices for similar assets or liabilities in active prices whose inputs are observable or whose significant value drivers are observable; and;

Level 3: Assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s notes payable and notes payable to related parties are based on Level 2 inputs in the ASC 820 fair value hierarchy. The notes payable and notes payable to related parties accumulate interest at a rate of 8% per annum, which is a representative of current borrowing rates, as such the fair value of these instruments is equivalent to their carrying value.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2017	January 31, 2016

Due to a company owned by an officer (a)	$629,032	$553,991
Due to a company controlled by directors (b)	338,398	299,761
Due to a company controlled by a major shareholder (a)	68,563	51,201
Due to a major shareholder (a)	37,022	33,631
Total due to related parties	$1,073,015	$938,584

Note payable to the Chief Executive Officer (“CEO”) (c)	$312,797	$257,081
Note payable to the Chief Financial Officer (“CFO”) (c)	12,672	11,698
Note payable to a major shareholder (c)	470,646	301,360
Note payable to a company controlled by directors (c)	136,970	117,016
Total notes payable to related parties	$933,085	$687,155

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the year ended January 31, 2017, the Company accrued $65,563 (January 31, 2016 - $51,069) in interest expense on the notes payable to related parties and $14,329 (January 31, 2016 - $14,522) in interest expense on trade accounts payable with related parties.

Transactions with Related Parties

During the years ended January 31, 2017 and 2016, the Company incurred the following expenses with related parties:

	January 31, 2017	January 31, 2016

Consulting fees paid or accrued to a company owned by the CFO	$60,000	$120,000
Rent fees paid or accrued to a company controlled by a major shareholder	$9,838	$9,969

NOTE 4 - UNPROVED MINERAL PROPERTIES

Following are the schedules of the Company’s unproved mineral properties as at January 31, 2017 and 2016:

Mineral Claims at January 31, 2017	January 31, 2016	Additions/ Payments	Property Taxes Paid/ Accrued	Effect of foreign currency translation	January 31, 2017
Farellon Project
Farellon Alto 1-8(1)	$371,811	$--	$3,307	$37,664	$412,782
Quina	48,160	25,000	1,683	5,472	80,315
Exeter	26,208	25,000	1,576	4,381	57,165
	446,179	50,000	6,566	47,517	550,262

Perth Project	14,360	3,793	15,103	2,332	35,588

Total Costs	$460,539	$53,793	$21,669	$49,849	$585,850

(1)

During the year ended January 31, 2017, the Company received $29,890 in royalty payments from minerals extracted during the small scale mining operations that were carried out by a third-party; these payments were recorded as net royalty income. During the same period the Company paid $16,535 in royalty payments to the original vendor of the Farellon Alto 1-8.

Mineral Claims at January 31, 2016	January 31, 2015	Additions/ Payments	Write- down	Effect of foreign currency translation	January 31, 2016
Farellon Project
Farellon Alto 1-8(1)	$416,430	$1,504	$--	$(46,123)	$371,811
Cecil	41,729	1,597	(43,326)	--	--
Quina	24,409	26,759	--	(3,008)	48,160
Exeter	--	29,500	--	(3,292)	26,208
	482,568	59,360	(43,326)	(52,423)	446,179

Perth Project	--	16,412	--	(2,052)	14,360

Mateo Project
Margarita	20,107	392	(20,499)	--	--
Che (2)	21,343	532	(21,875)	--	--
Irene	36,213	420	(36,633)	--	--
Mateo	80,422	10,157	(90,579)	--	--
	158,085	11,501	(169,586)	--	--

Total Costs	$640,653	$87,273	$(212,912)	$(54,475)	$460,539

(1)

During the year ended January 31, 2016, the Company received $26,451 in payments from minerals extracted during the small scale mining operations that were carried out by a third-party; these payments were recorded as net royalty income. During the same period the Company paid $17,334 in royalty payments to the original vendor of the Farellon Alto 1-8.

(2)

The claims are subject to a 1% royalty on the net sales of minerals extracted from the property. The royalty payments will be due monthly once exploration begins and are not subject to minimum payments.

Farellon Project, Quina Claim

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

In order to acquire the 100% interest in the Quina Claim, the Company is required to pay a total of $150,000, which, at discretion of the Company, can be paid in a combination of shares of the Company and cash over four years, as detailed in the following schedule:

Date	Option Payment	Shares Issued
Upon execution of the option agreement (“Execution date”) (paid)	$25,000	500,000
12 months subsequent to the Execution date (paid)	25,000	833,333
24 months subsequent to the Execution date (paid)	25,000	357,143
36 months subsequent to the Execution date	25,000	n/a
48 months subsequent to the Execution date	50,000	n/a
Total	$150,000	1,690,476

The number of shares to be issued for each option payment is determined based on the average trading price of the Company’s shares during a 30-day period prior to the payment. All of the above payments shall be made only if the Company wishes to keep the option agreement in force and finally to exercise the option to purchase.

In addition to the option payments, the Company agreed to pay a 1.5% royalty from net smelter returns (“NSR”) on the Quina Claim, which the Company can buy out for a one-time payment of $1,500,000 any time after acquiring 100% of the Quina Claim.

Farellon Project, Exeter Claim

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

In addition to the option payments, the Company agreed to pay a 1.5% NSR royalty on the Exeter Claim, which the Company may buy out for a one-time payment of $750,000 any time after acquiring 100% of the Exeter Claim. Should the Company choose to mine the Exeter Claim prior to acquiring the option, the Company will be obligated to pay a minimum monthly royalty of $2,500 up to 5,000 tonnes, and a further $0.25 for every additional tonne mined.

NOTE 5 - COMMON STOCK

On December 8, 2016, the Company issued 357,143 shares of its common stock with a fair value of $25,000 as consideration for the third option payment to acquire an interest in the Quina Claim (Note 4).

On December 15, 2015, the Company issued 833,333 shares of its common stock with a fair value of $25,000 as consideration for the second option payment to acquire an interest in the Quina Claim (Note 4).

Warrants

At January 31, 2017 and 2016, the Company did not have any warrants issued and exercisable.

Options

On February 28, 2014, the Company granted options to purchase up to 1,200,000 shares of its common stock to certain officers, directors, consultants and employees. The Company’s CEO, CFO, and Vice President of Exploration were each granted options to purchase up to 300,000 shares of the Company’s common stock. The options vested upon grant and were exercisable at $0.15. All options expired unexercised on February 28, 2016.

NOTE 6 - INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	January 31, 2017	January 31, 2016
Net loss	$(309,480)	$(512,288)
Statutory income tax rate	34%	34%
Expected in tax recovery at statutory income tax rates	(105,000)	(174,000)
Permanent differences and other	42,000	--
Difference in foreign tax rates, foreign exchange, other	--	37,000
Adjustment to prior year provisions versus statutory tax returns	(116,000)	(235,000)
Change in valuation allowance	179,000	372,000
Income tax recovery	$--	$--

Temporary differences that give rise to the following deferred tax assets and liabilities at are:

	January 31, 2017	January 31, 2016
Deferred tax assets (liabilities)
Federal loss carry forwards	$1,179,000	$1,128,000
Foreign loss carry forwards	1,065,000	663,000
Mineral properties	(199,000)	93,000
	2,045,000	1,884,000
Valuation allowance	(2,045,000)	(1,884,000)
	$--	$--

The Company has approximately $3,470,000 of United States federal net operating loss carry forwards that may be offset against future taxable income. These losses expire between 2026 and 2036.

The Company also has approximately $3,112,000 of Chilean tax losses.  The Chilean tax losses can be carried forward indefinitely.

NOTE 7 - SUBSEQUENT EVENT

On February 28, 2017, the Company signed a letter of intent (“LOI”) with Power Americas Minerals Corp (“Power Americas”) to sell on the exercise of three separate options its interest in the Farellon, the Perth and the Mateo Properties (the “Properties”) (Note 4). Pursuant to the LOI, Power Americas can acquire 100% of Red Metal’s interest in the Properties in exchange for an aggregate consideration of twenty-five million common shares of Power Americas valued at a deemed price of $0.145 per common share and a one-time payment of USD$250,000 as follows:

Option	Option Payment	Shares to be Issued		Timing of Option Payments
1st option to acquire a 100% interest in the Farellon Property	$250,000	10,000,000		5 days from the TSXV approval
2nd option to acquire a 100% interest in the Perth Property	--	10,000,000	(1)	6 months from the exercise of the 1st option
3rd option to acquire a 100% interest in the Mateo Property	--	5,000,000	(1)	6 months from the exercise of the 2nd option
Total	$250,000	25,000,000

(1)

These shares can be substituted for special warrants, which may be exercisable without further consideration into one common share in the capital of Power Americas at a deemed price of $0.145 per share.

The completion of the transaction is subject to a number of conditions including, but not limited to, TSX Venture Exchange (the “TSXV”) approval.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, due to the limited segregation of duties, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer determined that, as of January 31, 2017, our internal control over financial reporting was not effective due to limited segregation of duties.

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

Table 20: Directors and officers

Name	Age	Position
Caitlin Jeffs	41	Director, Chief Executive Officer, President and Secretary
Michael Thompson	47	Director and Vice President of Exploration
Joao (John) da Costa	52	Director, Chief Financial Officer and Treasurer

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

Michael Thompson, P. Geo. Mr. Thompson has been our director since October 2007 and our Vice President of Exploration since April 2008. He has more than 14 years of experience as an exploration geologist.  Mr. Thompson graduated from the University of Toronto in 1997 with an honors bachelor of science in geology.  He is a professional geologist on the register of the Association of Professional Geoscientists of Ontario.  He worked in Canada for Teck Resources Ltd. from 1999 until 2002 as a project geologist managing exploration projects in Northwestern Ontario. From January 2003 until May 2006 he worked for Placer Dome (CLA) Ltd. as both a project geologist managing drill programs for the exploration department at Placer Dome’s Musselwhite Mine in Northwestern Ontario and then as part of the generative team evaluating potential projects in Northwestern Ontario. Teck Resources and Placer Dome (since acquired by Barrick Gold Corp. and Gold Corp.) are major mining companies with operations in North America, Australia, Africa and South America. None of these former employers is related to Red Metal. Mr. Thompson was a self-employed consulting geologist from May 2006 to April 2007.  He is one of the founders and the president of Fladgate Exploration Consulting Corporation, a firm of consulting geologists in Ontario, Canada, which provides its services to Red Metal. Since July 2012 Mr. Thompson has been President, CEO and a director of Kesselrun Resources Ltd., a resource exploration company listed on the TSX Venture Exchange and focused on gold exploration in Ontario, Canada. Since October 2011 Mr. Thompson has been a director of Fairmont Resources Inc., a resource exploration company listed on the TSX Venture Exchange. He lives with Caitlin Jeffs as a family.

We believe that the extensive education and experience that Ms. Jeffs and Mr. Thompson have as geologists make them uniquely qualified to serve as directors of our Company. Their knowledge of mining and geology provides them with the tools necessary to set goals for our business and to determine how those goals can be achieved.

Joao (John) da Costa. Mr. da Costa has been our director since May 2012 and our Chief Financial Officer and Treasurer since May 13, 2008.  Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services for both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  Red Metal is a client of Da Costa Management Corp. Currently, Mr. da Costa is a director, Chief Financial Officer, Secretary and Treasurer of Triton Emission Solutions Inc., a publicly traded U.S. company, engaged in marketing of emission abatement technologies to marine industry. Mr. da Costa is also a director, Chief Financial Officer and Secretary of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange.

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

Directors’ Compensation

Director’s compensation is described in the Executive Compensation section.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

Table 21: Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Caitlin Jeffs Chief Executive Officer, President and Secretary	2017 2016	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	14,329(1) 14,522(1)	14,329 14,522
Michael Thompson Vice President of Exploration	2017 2016	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	14,329(1) 14,522(1)	14,329 14,522
Joao (John) da Costa Chief Financial Officer and Treasurer	2017 2016	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	60,000(2) 120,000(2)	60,000 120,000

(1)

Represents interest we accrued on amounts due to Fladgate Exploration Consulting Corporation, of which Caitlin Jeffs and Michael Thompson are directors.

(2)

Represents amounts we accrued to Da Costa Management Corp., of which John da Costa is the principal, for accounting, administrative and management services.

Equity Awards

On September 2, 2011, we adopted Red Metal Resources 2011 Equity Incentive Plan.  The purpose of the Plan is to benefit the Company by enabling us to attract, retain and motivate officers, directors, employees and consultants by providing them with the opportunity, through grants of options to purchase our common stock, to acquire an increased proprietary interest in the Company.

As of the dated of the filing of this Annual Report on Form 10-K, we did not have options granted and outstanding under the Red Metal Resources 2011 Equity Incentive Plan.

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

In the past we have not paid compensation to our Named Executive Officers, although we have paid and continue to pay or accrue fees to entities controlled by our Named Executive Officers for services rendered to us.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.  In the past we have granted options to purchase our common stock to our Named Executive Officers as compensation for the services they render to us in our day-to-day operations.  Grants of options allow us to conserve cash at the same time as they increase the proprietary interest of our Named Executive Officers in the Company, thereby aligning their interests with those of our shareholders.  In the future, we may pay cash compensation to our Named Executive Officers and we may pay bonuses of cash or securities as a way of rewarding exceptional performance.  We did not pay bonuses during the fiscal year ended January 31, 2017.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 22 presents, as of April 28, 2017, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Table 22: Security ownership

Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Security Ownership of Management
Common stock	Caitlin Jeffs 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	1,691,909	4.88%
Common stock	Michael Thompson 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	86,191	0.25%
Common stock	Fladgate Exploration Consulting Corp.(a) 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	330,087	0.95%
Common stock	Joao (John) da Costa 1130 West Pender Street, Unit 820 Vancouver, BC V6E 4A4	743,691	2.15%
	All officers and directors as a group	2,851,878	8.23%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common stock	Richard N. Jeffs 11750 Fairtide Road Ladysmith, BC V9G 1K5	3,738,785	10.79%
Common stock	Robert Andjelic PO Box 69 Millarville, AB T0L 1K0	2,500,000	7.22%

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

Loans from Richard N. Jeffs

During the year ended January 31, 2017, we borrowed from Richard N. Jeffs, our major shareholder, $79,500 and CAD$74,000 ($56,792). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of January 31, 2017, we were indebted to Mr. Jeffs in the amount of $470,646 (2016 - $301,360), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $64,300 (2016 - $33,053).

Loans from Caitlin L. Jeffs

During the year ended January 31, 2017, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $5,815 and CAD$12,502 ($9,595). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of January 31, 2017, we were indebted to Ms. Jeffs in the amount of $312,797 (2016 - $257,081), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $78,315 (2016 - $51,572).

Loans from John da Costa

At January 31, 2017 we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $12,672 (2016 - $11,698), consisting of the full principal of the loan we received from Mr. da Costa plus accrued interest of $4,172 (2016 - $3,198). We did not borrow any additional funds from Mr. da Costa during the year ended January 31, 2017.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the year ended January 31, 2017, we accrued $60,000 (2016 - $120,000) to Da Costa Management for services provided by them.  This amount has been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. As of January 31, 2017, we were indebted to Da Costa Management Corp. in the amount of $629,032 for unpaid fees (2016 - $553,991).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the entity.  During the years ended January 31, 2017 and 2016, we did not have any transaction with  Fladgate, except for $14,329 (2016 - $14,522) in interest we accrued on unpaid invoices. This amount has been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. As of January 31, 2017, we were indebted to Fladgate in the amount of $338,398 for unpaid fees (2016 - $299,761).

In addition to the above transactions, during the year ended January 31, 2016, we borrowed from Fladgate CAD$3,211 ($2,446). The loan is subject to 8% interest compounded monthly, is unsecured and due on demand. We did not borrow additional funds from Fladgate during our Fiscal 2017. At January 31, 2017 we were indebted to Fladgate in the amount of $136,970 (2016 - $117,016), consisting of the full principal of all loans we received from Fladgate, plus accrued interest of $37,896 (2016 - $25,303).

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. Richard N. Jeffs, our major shareholders is the principal of Minera Farellon Limitada, owning 50% of the entity. During the year ended January 31, 2017, we accrued $9,838 (2016 - $9,969) in office rental fees. As of January 31, 2017, we were indebted to Minera Farellon in the amount of $68,563 for unpaid fees (2016 - $51,201).

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

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

2017 - $16,620 - Dale Matheson Carr-Hilton Labonte LLP

2016 - $16,352 - Dale Matheson Carr-Hilton Labonte LLP

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2016 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017 - $1,270 - Dale Matheson Carr-Hilton Labonte LLP

2016 - $1,299 - Dale Matheson Carr-Hilton Labonte LLP

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2017 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2016 - $0 - Dale Matheson Carr-Hilton Labonte LLP

We do not have an audit committee. Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services.

ITEM 15: EXHIBITS

See the index to financial statements on page 41

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Articles of Incorporation[1]
3.2	By-laws[1]
10.1	Red Metal Resources Ltd. 2011 Equity Incentive Plan[2]
10.2	Memorandum (Minutes) of Understanding between Geoactiva Spa and Minera Polymet Limitada [3]
10.3	Extension of Memorandum of Understanding between Geoactiva Spa and Minera Polymet Limitada[4]
10.4	Unilateral Purchase Option Contract for Mining Properties: Minera Polymet Limitada to Geoactiva SpA, dated April 30, 2013 (English translation of text) [5]
10.5	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchel [6]
10.6	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation [7]
10.7	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54 in Spanish [8]
10.8	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54, English translation [8]
10.9

Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008,  between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada, dated December 9, 2013; English translation [9]

10.10

Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008,  between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada dated December 9, 2013 in Spanish [9]

10.11	Letter of Intent between Red Metal Resources Ltd. and Power Americas Minerals Corp. dated for reference February 28, 2017
21	List of significant subsidiaries of Red Metal Resources Ltd.
31.1	Certification of Chief Executive Officer and President pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350
101

The following financial statements formatted in Extensive Business Reporting Language (XBRL):

(i)

Consolidated Balance Sheets

(ii)

Consolidated Statements of Operations

(iii)

Consolidated Statements of Cash Flows

(iv)

Consolidated Statement of Changes in Stockholders’ Deficit

(v)

Notes to the Consolidated Financial Statements.

1 Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363

2 Incorporated by reference from the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on September 23, 2011.

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

6 Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the  Securities and Exchange Commission on June 4, 2014.

7 Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014

8 Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015.

9 Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2017

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Caitlin Jeffs Caitlin Jeffs	Chief Executive Officer, (Principal Executive Officer) President, Secretary and Member of the Board of Directors	May 1, 2017

/s/ Joao (John) da Costa Joao (John) da Costa	Chief Financial Officer and director (Principal Financial and Accounting Officer) and Member of the Board of Directors	May 1, 2017

/s/ Michael Thompson Michael Thompson	Vice President of Exploration and Member of the Board of Directors	May 1, 2017