Form 10-Q
period 2017-04-30
RED METAL RESOURCES, LTD.
filed 2017-06-16
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 16, 2017, the number of shares of the registrant’s common stock outstanding was 34,647,445.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	April 30, 2017	January 31, 2017
	(Unaudited)

ASSETS

Current assets

Cash	$7,446	$7,679
Prepaids and other receivables	11,450	7,052
Total current assets	18,896	14,731

Equipment	2,265	2,504
Unproved mineral properties	574,684	585,850
Total assets	$595,845	$603,085

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$396,888	$388,977
Accrued liabilities	163,898	162,794
Due to related parties	1,067,428	1,073,015
Notes payable	40,424	40,625
Notes payable to related parties	957,479	933,085
Total liabilities	2,626,117	2,598,496

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 34,647,445 issued and outstanding at April 30, 2017 and January 31, 2017	34,647	34,647
Additional paid in capital	6,779,190	6,779,190
Deficit	(8,911,661)	(8,835,401)
Accumulated other comprehensive income	67,552	26,153
Total stockholders' deficit	(2,030,272)	(1,995,411)
Total liabilities and stockholders' deficit	$595,845	$603,085

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended April 30,
	2017	2016

Operating expenses:
Amortization	$182	$239
Consulting fees	15,000	15,000
General and administrative	16,299	18,194
Mineral exploration costs	444	49
Professional fees	1,025	(606)
Rent	2,525	2,411
Regulatory	1,127	813
Salaries, wages and benefits	17,573	16,917
	(54,175)	(53,017)

Other items
Foreign exchange gain (loss)	4	(278)
Interest on current debt	(22,582)	(22,502)
Net royalty income	493	3,444
Net loss	(76,260)	(72,353)

Unrealized foreign exchange gain (loss)	41,399	(86,104)
Comprehensive loss	$(34,861)	$(158,457)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	34,647,445	34,290,302

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2016	34,290,302	$34,290	$6,754,547	$(8,525,921)	$73,952	$(1,663,132)

Net loss for the three months ended April 30, 2016	-	-	-	(72,353)	-	(72,353)
Foreign exchange translation	-	-	-	-	(86,104)	(86,104)

Balance at April 30, 2016	34,290,302	34,290	6,754,547	(8,598,274)	(12,152)	(1,821,589)

Stock issued for mineral property	357,143	357	24,643	-	-	25,000
Net loss for the nine months ended January 31, 2017	-	-	-	(237,127)	-	(237,127)
Foreign exchange translation	-	-	-	-	38,305	38,305

Balance at January 31, 2017	34,647,445	34,647	6,779,190	(8,835,401)	26,153	(1,995,411)

Net loss for the three months ended April 30, 2017	-	-	-	(76,260)	-	(76,260)
Foreign exchange translation	-	-	-	-	41,399	41,399

Balance at April 30, 2017	34,647,445	$34,647	$6,779,190	$(8,911,661)	$67,552	$(2,030,272)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the Three Months Ended April 30,
	2017	2016

Cash flows used in operating activities:
Net loss	$(76,260)	$(72,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	18,310	14,095
Accrued interest on related party payables	3,458	3,494
Accrued interest on notes payable	791	704
Amortization	182	239

Changes in operating assets and liabilities:
Prepaids and other receivables	(4,595)	384
Accounts payable	11,612	119
Accrued liabilities	3,212	6,006
Due to related parties	17,525	17,499
Net cash used in operating activities	(25,765)	(29,813)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(3,008)	(1,878)
Net cash used in investing activities	(3,008)	(1,878)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	29,032	28,979
Cash received on issuance of notes payable	-	11,533
Net cash provided by financing activities	29,032	40,512

Effects of foreign currency exchange	(492)	(645)

Increase (decrease) in cash	(233)	8,176
Cash, beginning	7,679	2,161
Cash, ending	$7,446	$10,337

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2017

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended April 30, 2017 are not necessarily indicative of the results that may be expected for the year ending January 31, 2018.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2017	January 31, 2017

Due to a company owned by an officer (a)	$635,875	$629,032
Due to a company controlled by directors (b)	326,513	338,398
Due to a company controlled by a major shareholder (a)	68,911	68,563
Due to a major shareholder (a)	36,129	37,022
Total due to related parties	$1,067,428	$1,073,015

Note payable to the Chief Executive Officer (“CEO”) (c)	$309,780	$312,797
Note payable to the Chief Financial Officer (“CFO”) (c)	12,921	12,672
Note payable to a major shareholder (c)	501,579	470,646
Note payable to a company controlled by directors (c)	133,199	136,970
Total notes payable to related parties	$957,479	$933,085

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the three months ended April 30, 2017, the Company accrued $18,310 (April 30, 2016 - $14,095) in interest expense on the notes payable to related parties and $3,458 (April 30, 2016 - $3,494) in interest expense on trade accounts payable with related parties.

Transactions with Related Parties

During the three-month periods ended April 30, 2017 and 2016, the Company incurred the following expenses with related parties:

	April 30, 2017	April 30, 2016

Consulting fees paid or accrued to a company owned by the CFO	$15,000	$15,000
Rent fees paid or accrued to a company controlled by a major shareholder	$2,525	$2,411

NOTE 3 - UNPROVED MINERAL PROPERTIES

Following is the schedule of the Company’s unproved mineral properties as at April 30, 2017:

	January 31, 2017	Additions/ Payments	Property Taxes Paid/ Accrued	Effect of foreign currency translation	April 30, 2017
Farellon Project
Farellon Alto 1-8(1)	$412,782	$-	$282	$(9,959)	$403,105
Quina	80,315	-	-	(1,937)	78,378
Exeter	57,165	-	-	(1,378)	55,787
	550,262	-	282	(13,274)	537,270

Perth Project	35,588	-	2,726	(900)	37,414

Total Costs	$585,850	$-	$3,008	$(14,174)	$574,684

(1)

During the three-month period ended April 30, 2017, the Company received $3,064 (2016 - $7,756) in royalty payments from minerals extracted during the small scale mining operations that were carried out by a third-party, which were offset by $2,571 (2016 - $4,312) in royalty payments the Company made to the original vendor of the Farellon Alto 1-8. The net result was recorded as net royalty income on the consolidated statement of operations.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to April 30, 2017, the Company entered into a number of loan agreements with Ms. Jeffs, the Company’s CEO and President, for a total of CAD$44,004 (USD$32,608). The loans are unsecured, due on demand, with interest payable at a rate of 8% per annum. Of the total amount advanced to the Company by Ms. Jeffs, $25,000 were used to make a third option payment to Minera Stamford S.A. pursuant to the option agreement to acquire a 100% interest in the Exeter Claim.

Subsequent to April 30, 2017, the Company entered into a loan agreement with Richard Jeffs, a significant shareholder of the Company, for a loan in the principal amount of $6,500. The loan is unsecured, due on demand, with interest payable at a rate of 8% per annum.

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, our subsidiary, Minera Polymet SpA, has two employees in Chile and engages independent consultants on as needed basis. Most of our support - such as vehicles, office and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on four of our mineral claims - Farellon Alto 1-8, Quina 1 - 56, Exeter 1 - 54, and Che. These royalties are payable once exploitation begins. We are also required to pay property taxes that are due annually on all the claims that are included in our properties.

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

Pursuant to the LOI, Power Americas may exercise the first option (the “First Option”) to acquire a 100% interest in the Farellon Property by issuing ten million common shares at a price of $0.145 per share in the capital of Power Americas and by making a one-time cash payment of US$250,000 to us within five business days of receiving acceptance by the TSXV of the transaction.

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

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at April 30, 2017, to the year ended January 31, 2017.

Table 1: Comparison of financial condition

	April 30, 2017	January 31, 2017
Working capital deficit	$(2,607,221)	$(2,583,765)
Current assets	$18,896	$14,731
Unproved mineral properties	$574,684	$585,850
Total liabilities	$2,626,117	$2,598,496
Common stock and additional paid in capital	$6,813,837	$6,813,837
Accumulated other comprehensive income	$67,552	$26,153
Deficit	$(8,911,661)	$(8,835,401)

COMPARISON OF PRIOR QUARTERLY RESULTS

Table 2: Summary of quarterly results (April 30, 2017 - July 31, 2016)

	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016
Net loss	$76,260	$88,014	$76,807	$72,306
Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Table 3: Summary of quarterly results (April 30, 2016- July 31, 2015)

	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015
Net loss	$72,353	$246,122	$85,276	$90,406
Basic and diluted loss per share	$0.00	$0.01	$0.00	$0.00

During the past eight fiscal quarters we maintained our exploration and operating activities at low levels. Following are the most significant events that affected our quarterly financial results:

•

During the quarter ended April 30, 2017, our net royalty income decreased by $2,951 due to reduced mining operations carried out by a third-party on our Farellon Property. This decrease was offset by reduced administrative and advertising fees.

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

Selected Financial Results

THREE MONTHS ENDED APRIL 30, 2017 AND 2016

Our operating results for the three-month periods ended April 30, 2017 and 2016, and the changes in the operating results between those periods are summarized in Table 4:

Table 4: Summary of operating results

	Three months ended April 30,		Changes between
	2017	2016	the periods

Operating expenses	$(54,175)	$(53,017)	$(1,158)
Other items:
Foreign exchange gain (loss)	4	(278)	282
Interest on current debt	(22,582)	(22,502)	80
Net royalty income	493	3,444	(2,951)
Net loss	(76,260)	(72,353)	3,907
Unrealized foreign exchange gain/(loss)	41,399	(86,104)	127,503
Comprehensive loss	$(34,861)	$(158,457)	$(123,596)

Revenue. We did not generate any revenue during the three-month periods ended April 30, 2017 and 2016. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three-month periods ended April 30, 2017 and 2016, and the changes between those periods are summarized in Table 5.

Table 5: Detailed changes in operating expenses

	Three months ended April 30,		Changes between
	2017	2016	the periods
Operating expenses
Amortization	$182	$239	$(57)
Consulting fees	15,000	15,000	-
General and administrative	16,299	18,194	(1,895)
Mineral exploration costs	444	49	395
Professional fees	1,025	(606)	1,631
Rent	2,525	2,411	114
Regulatory	1,127	813	314
Salaries, wages and benefits	17,573	16,917	656
Total operating expenses	$54,175	$53,017	$1,158

Our operating expenses increased by $1,158, or 2%, from $53,017 for the three-month period ended April 30, 2016 to $54,175 for the three-month period ended April 30, 2017. Since we kept our operating activities at low level the change in operating expenses during the three-month period ended April 30, 2017, was associated mainly with a decrease in general and administrative fees. These costs were offset by marginal increases in professional fees, salaries, wages and benefits, mineral exploration costs, and regulatory fees.

Other items. During the three-month period ended April 30, 2017, we continued renting our Farellon Alto 1-8 claim to Mr. Mitchell, who was carrying out a small scale mining operation on the claim. Pursuant to our rental agreement, Mr. Mitchell is paying us a 10% royalty on the amounts generated from the net smelter returns, which we record as part of net royalty income. During the three-month period ended April 30, 2017, we recorded $3,064 as part of net royalty income, a decrease of $4,692 as compared to $7,756 we received during the three-month period ended April 30, 2016. This royalty income was offset by royalty payments we made to the original owner of Farellon Alto 1-8 claim, which totaled $2,571, a decrease of $1,741 as compared to $4,312 we paid during the three-month period ended April 30, 2016.

To continue our operations we were required to incur additional debt with our debt holders, which amounted to $22,582, an $80 increase as compared to $22,502 in interest we accrued during the three-month period ended April 30, 2016.

Comprehensive loss. Our comprehensive loss for the three-month period ended April 30, 2017, was $34,861 as compared to the comprehensive loss of $158,457 we recorded for the three-month period ended April 30, 2016. During the three-month period ended April 30, 2017, the comprehensive loss included $41,399 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the three-month period ended April 30, 2016, the comprehensive loss included $86,104 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 6: Working capital

	April 30, 2017	January 31, 2017	Changes between the periods
Current assets	$18,896	$14,731	$4,165
Current liabilities	2,626,117	2,598,496	27,621
Working capital deficit	$(2,607,221)	$(2,583,765)	$23,456

As of April 30, 2017, we had  a cash balance of $7,446, our working capital was represented by a deficit of $2,607,221 and cash flows used in operations totaled $25,765 for the period then ended.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three-month period ended April 30, 2017.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 7 summarizes our sources and uses of cash for the three months ended April 30, 2017 and 2016.

Table 7: Summary of sources and uses of cash

	April 30,
	2017	2016
Net cash used in operating activities	$(25,765)	$(29,813)
Net cash used in investing activities	(3,008)	(1,878)
Net cash provided by financing activities	29,032	40,512
Effects of foreign currency exchange	(492)	(645)
Net increase (decrease) in cash	$(233)	$8,176

Net cash used in operating activities

During the three months ended April 30, 2017, we used net cash of $25,765 in operating activities. We used $53,519 to cover our cash operating costs, and $4,595 to increase our prepaid expenses and receivables.  These uses of cash were offset by increases in our accounts payable and accrued liabilities of $11,612 and $3,212, respectively; and by an increase to the amounts due to related parties of $17,525.

During the three months ended April 30, 2016, we used net cash of $29,813 in operating activities. We used $53,821 to cover our cash operating costs.  These uses of cash were offset by decrease in our prepaid expenses and other receivables of $384, increases in our accounts payable and accrued liabilities of $119 and $6,006, respectively; and by an increase to the amounts due to related parties of $17,499.

Certain non-cash changes included in the net loss for the period

During the three months ended April 30, 2017, our outstanding notes payable to related parties resulted in accrual of $18,310 in interest expense, and our notes payable to non-related party accumulated $791 in interest expense. In addition, we recorded $3,458 in interest expense associated with unpaid trade accounts payable with related parties, and $182 in amortization of equipment we use for mineral exploration.

During the three months ended April 30, 2016, our outstanding notes payable to related parties resulted in accrual of $14,095 in interest expense, and our notes payable to non-related party accumulated $704 in interest expense. In addition, we recorded $3,494 in interest expense associated with unpaid trade accounts payable with related parties, and $239 in amortization of equipment we use for mineral exploration.

Net cash used in investing activities

During the three months ended April 30, 2017, we spent $3,008 paying 2017 - 2018 mineral property taxes on several exploration claims within our Perth and Farellon Properties.

During the three months ended April 30, 2016, we spent $1,878 paying 2016 - 2017 mineral property taxes on several exploration claims within our Perth and Farellon Properties.

Net cash provided by financing activities

During the three months ended April 30, 2017, we borrowed $6,500 and $19,580 (CAD$26,000) from our significant shareholder, and $1,615 and $1,337 (CAD$1,827) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

During the three months ended April 30, 2016, we borrowed $24,000 from our significant shareholder, and $3,050 and $1,929 (CAD$2,502) from our CEO. In addition, we borrowed $11,533 (7,808,563 Chilean Pesos) from Mr. Kevin Mitchell. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At April 30, 2017, we had a working capital deficit of $2,607,221 and accumulated losses of $8,911,661 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Unproved Mineral Properties

Table 8: Active properties

		Hectares
Property	Percentage, type of claim	Gross area	Net area [a]
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Quina 1 - 56 claim	Option to acquire 100% interest, mensura	251
Exeter 1 - 54 claim	Option to acquire 100% interest, mensura	235
Cecil 1 - 49 claim	100%, mensura	228
Teresita claim	100%, mensura	1
Azucar 6 - 25 claim	100%, mensura	88
Stamford 61 - 101 claim	100%, mensura	165
Kahuna 1 - 40 claim	100%, mensura	200
		1,234	1,234
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 27 claim	100%, mensura in process	300
Lancelot II	100%, pedimento	200
Merlin I	100%, pedimento	300
Rey Arturo 1 al 29 claim	100%, mensura in process	300
Galahad I	100%, pedimento	300
Percival	100%, pedimento	300
Tristan II	100%, pedimento	300
Camelot	100%, pedimento	300
		2,409
Overlapped claims [a]		(109)	2,300

Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 4 and 5 claims	100%, mensura	600
Mateo 1, 2, 3, 10, 12, 13 claims	100%, mensura in process	861
		1,653
Overlapped claims [a]		(469)	1,184
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

The work done on the Farellon Alto 1-8 claim by Mr. Mitchell resulted in $3,064 in royalty payments from gross smelter returns during the three-month period ended April 30, 2017.  At the same time we paid the original vendor of the Farellon Alto 1-8 claim $2,571 in royalty payments required under the amended option agreement to acquire the claim. We record royalty payments received from Mr. Mitchell and payments we made to original vendor as net royalty income in the statement of operations.

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

Option to Acquire Exeter Claim

On June 3, 2015, we entered into an option agreement, made effective on June 15, 2015, with Minera Stamford S.A., to earn 100% interest in a mining claim Exeter 1-54 (the “Exeter Claim”). In order to acquire 100% interest in the Exeter Claim, we are required to pay a total of $150,000 as detailed in the following schedule:

Option Payment
Upon execution of the Option Agreement (paid)	$25,000
On or before May 12, 2016 (paid)	25,000
On or before May 12, 2017 (paid)	25,000
On or before May 12, 2018	25,000
On or before May 12, 2019	50,000
Total	$150,000

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

Contingencies and Commitments

We had no contingencies at April 30, 2017.

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

Debt Financing

During the period covered by this Quarterly Report on Form 10-Q we borrowed a total of $29,032 from related parties.  The loans are unsecured, due on demand, with interest payable at a rate of 8% per annum.

Challenges and Risks

Over the next twelve months we anticipate generating cash through royalty payments pursuant to our rental agreement with Mr. Mitchell. This cash will not be adequate to support our current operations. As such, we plan to continue funding our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general worldwide downturn of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. We may consider entering into joint venture partnerships with other resource companies to complete a mineral exploration programs on our properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at April 30, 2017, we owed approximately $2.02 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the three month period ended April 30, 2017, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Richard N. Jeffs

During the three-month period ended April 30, 2017, we borrowed from Richard N. Jeffs, our major shareholder, $6,500 and $19,580 (CAD$26,000). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of April 30, 2017, we were indebted to Mr. Jeffs in the amount of $501,579 (January 31, 2017 - $470,646), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $73,425 (January 31, 2017 - $64,300) and $36,129 (January 31, 2017 - $37,022) for services. Subsequent to April 30, 2017, Mr. Jeffs advanced to us an additional $6,500 bringing the total principal amount payable to Mr. Jeffs under the loan agreements with him to $434,654.

Loans from Caitlin L. Jeffs

During the three-month period ended April 30, 2017, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $1,615 and $1,337 (CAD$1,827). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of April 30, 2017, we were indebted to Ms. Jeffs in the amount of $309,780 (January 31, 2017 - $312,797), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $81,203 (January 31, 2017 - $78,315). Subsequent to April 30, 2017, Ms. Jeffs advanced to us an additional $32,608 (CAD$44,004) bringing the total principal amount payable to Ms. Jeffs under the loan agreements with her to $261,185.

Loans from John da Costa

At April 30, 2017, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $12,921 (January 31, 2017 - $12,672), consisting of the full principal of the loan we received from Mr. da Costa in Fiscal 2012, plus accrued interest of $4,421 (January 31, 2017 - $4,172). We did not borrow any funds from Mr. da Costa during the three-month period ended April 30, 2017.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the three-month period ended April 30, 2017, we accrued $15,000 to Da Costa Management for services provided by them (April 30, 2016 - $15,000).  As of April 30, 2017, we were indebted to Da Costa Management Corp. in the amount of $635,875 for unpaid fees and advances (January 31, 2017 - $629,032).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company.  During the three-month period ended April 30, 2017, we did not have any transaction with Fladgate, except for $3,458 (April 30, 2016 - $3,494) in interest we accrued on unpaid invoices. As of April 30, 2017, we were indebted to Fladgate in the amount of $326,513 for unpaid fees (January 31, 2017 - $338,398). In addition to the unpaid service fees, we were indebted to Fladgate in the amount of $133,199 (January 31, 2017 - $136,970) consisting of the full principal of all loans we received from Fladgate to that date, plus accrued interest of $38,708 (January 31, 2017 - $37,896).

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. During the three months ended April 30, 2017, we paid or accrued $2,525 in rental fees (April 30, 2016 - $2,411). As of April 30, 2017, we were indebted to Minera Farellon in the amount of $68,911 for unpaid fees and advances received to that date (January 31, 2017 - $68,563).

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

Item 1a. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on May 1, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following table sets forth the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
10.1	Red Metal Resources Ltd. 2011 Equity Incentive Plan(12)
10.2	Memorandum (Minutes) of Understanding between Geoactiva Spa and Minera Polymet Limitada (3)
10.3	Extension of Memorandum of Understanding between Geoactiva Spa and Minera Polymet Limitada (4)
10.4	Unilateral Purchase Option Contract for Mining Properties: Minera Polymet Limitada to Geoactiva SpA, dated April 30, 2013 (English translation of text) (5)
10.5	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchel (6)
10.6	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation (7)
10.7	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54 in Spanish (9)
10.8	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54, English translation (9)
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

10.11	Letter of Intent between Red Metal Resources Ltd. and TomaGold Corporation dated for reference September 16, 2016(11)
10.12	Letter of Intent between Red Metal Resources Ltd. and Power Americas Minerals Corp. dated for reference February 28, 2017(13)

Exhibit	Description
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017, formatted in XBRL:

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

(12) Incorporated by reference from the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on September 23, 2011.

(13) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 16, 2017

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer