Form 10-Q
period 2017-07-31
RED METAL RESOURCES, LTD.
filed 2017-09-14
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 14, 2017, the number of shares of the registrant’s common stock outstanding was 34,647,445.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	July 31, 2017	January 31, 2017
	(Unaudited)

ASSETS
Current assets

Cash	$12,126	$7,679
Prepaids and other receivables	7,346	7,052
Total current assets	19,472	14,731

Equipment	2,134	2,504
Unproved mineral properties	611,652	585,850
Total assets	$633,258	$603,085

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$417,633	$388,977
Accrued liabilities	156,378	162,794
Due to related parties	1,138,657	1,073,015
Notes payable	42,048	40,625
Notes payable to related parties	1,087,626	933,085
Total liabilities	2,842,342	2,598,496

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000,
34,647,445 issued and outstanding at July 31, 2017 and January 31, 2017	34,647	34,647
Additional paid in capital	6,779,190	6,779,190
Deficit	(8,995,184)	(8,835,401)
Accumulated other comprehensive income (loss)	(27,737)	26,153
Total stockholders' deficit	(2,209,084)	(1,995,411)
Total liabilities and stockholders' deficit	$633,258	$603,085

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

Operating expenses:
Amortization	$171	$230	$353	$469
Consulting fees	15,000	15,000	30,000	30,000
General and administrative	15,247	15,523	31,546	33,717
Mineral exploration costs	578	2,457	1,022	2,506
Professional fees	2,591	3,652	3,616	3,046
Rent	2,481	2,452	5,006	4,863
Regulatory	4,430	4,049	5,557	4,862
Salaries, wages and benefits	17,289	11,769	34,862	28,686
	(57,787)	(55,132)	(111,962)	(108,149)

Other items:
Foreign exchange gain (loss)	(46)	17	(42)	(261)
Interest on current debt	(25,197)	(24,759)	(47,779)	(47,261)
Net royalty income (loss)	(493)	7,568	-	11,012
Net loss	(83,523)	(72,306)	(159,783)	(144,659)

Unrealized foreign exchange gain (loss)	(95,289)	38,892	(53,890)	(47,212)
Comprehensive loss	$(178,812)	$(33,414)	$(213,673)	$(191,871)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	34,647,445	34,290,302	34,647,445	34,290,302

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2016	34,290,302	$34,290	$6,754,547	$(8,525,921)	$73,952	$(1,663,132)

Net loss for the six months ended July 31, 2016	-	-	-	(144,659)	-	(144,659)
Foreign exchange translation	-	-	-	-	(47,212)	(47,212)

Balance at July 31, 2016	34,290,302	34,290	6,754,547	(8,670,580)	26,740	(1,855,003)

Stock issued for mineral property	357,143	357	24,643	-	-	25,000
Net loss for the six months ended January 31, 2017	-	-	-	(164,821)	-	(164,821)
Foreign exchange translation	-	-	-	-	(587)	(587)

Balance at January 31, 2017	34,647,445	34,647	6,779,190	(8,835,401)	26,153	(1,995,411)

Net loss for the six months ended July 31, 2017	-	-	-	(159,783)	-	(159,783)
Foreign exchange translation	-	-	-	-	(53,890)	(53,890)

Balance at July 31, 2017	34,647,445	$34,647	$6,779,190	$(8,995,184)	$(27,737)	$(2,209,084)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the Six Months Ended July 31,
	2017	2016

Cash flows used in operating activities:
Net loss	$(159,783)	$(144,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	38,927	30,250
Accrued interest on related party payables	7,060	7,151
Accrued interest on notes payable	1,611	1,452
Amortization	353	469

Changes in operating assets and liabilities:
Prepaids and other receivables	(673)	(4,329)
Accounts payable	28,701	6,006
Accrued liabilities	(6,064)	17,325
Due to related parties	35,006	34,687
Net cash used in operating activities	(54,862)	(51,648)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(28,008)	(47,906)
Net cash used in investing activities	(28,008)	(47,906)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	88,392	85,839
Cash received on issuance of notes payable	-	11,533
Net cash provided by financing activities	88,392	97,372

Effects of foreign currency exchange	(1,075)	1,372

Increase (decrease) in cash	4,447	(810)
Cash, beginning	7,679	2,161
Cash, ending	$12,126	$1,351

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended July 31, 2017, are not necessarily indicative of the results that may be expected for the year ending January 31, 2018.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2017	January 31, 2017

Due to a company owned by an officer (a)	$666,890	$629,032
Due to a company controlled by directors (b)	361,757	338,398
Due to a company controlled by a major shareholder (a)	73,176	68,563
Due to a major shareholder (a)	36,834	37,022
Total due to related parties	$1,138,657	$1,073,015

Note payable to the Chief Executive Officer (“CEO”) (c)	$397,544	$312,797
Note payable to the Chief Financial Officer (“CFO”) (c)	13,183	12,672
Note payable to a major shareholder (c)	528,184	470,646
Note payable to a company controlled by directors (c)	148,715	136,970
Total notes payable to related parties	$1,087,626	$933,085

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the six months ended July 31, 2017, the Company accrued $38,927 (July 31, 2016 - $30,250) in interest on the notes payable to related parties and $7,060 (July 31, 2016 - $7,151) in interest on trade accounts payable with related parties.

Transactions with Related Parties

During the six-month periods ended July 31, 2017 and 2016, the Company incurred the following expenses with related parties:

	July 31, 2017	July 31, 2016

Consulting fees paid or accrued to a company owned by the CFO	$30,000	$30,000
Rent fees paid or accrued to a company controlled by a major shareholder	$5,006	$4,863

NOTE 3 - UNPROVED MINERAL PROPERTIES

The Company’s schedule of unproved mineral properties is as follows:

	January 31, 2017	Additions/ Payments	Property Taxes Paid/ Accrued	Effect of foreign currency translation	July 31, 2017
Farellon Project
Farellon Alto 1-8(1)	$412,782	$--	$282	$(2,101)	$410,963
Quina	80,315	--	--	(409)	79,906
Exeter	57,165	25,000	--	475	82,640
	550,262	25,000	282	(2,035)	573,509

Perth Project	35,588	--	2,726	(171)	38,143

Total Costs	$585,850	$25,000	$3,008	$(2,206)	$611,652

(1)

During the six-month period ended July 31, 2017, the small scale mining operations carried out by a third-party on the Farellon Alto 1-8 property (the “Farellon”) were terminated, and as such the Company received $Nil (2016 - $20,951) in royalty payments. In connection with the above, the Company has no current obligation to make royalty payments to the original vendor of the Farellon, as compared to $9,939 the Company paid in royalty payments during the six-month period ended July 31, 2016. The Company presents the net result of royalties as net royalty income (loss) on the consolidated statement of operations.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to July 31, 2017, the Company entered into a number of loan agreements with Ms. Jeffs, the Company’s CEO and President, for $845 and $14,906 (CAD$18,078). The loans are unsecured, due on demand, with interest payable at a rate of 8% per annum.

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

•

political changes in Chile, which could affect our interests there; and/or

•

other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at July 31, 2017, to the year ended January 31, 2017.

Table 1: Comparison of financial condition

	July 31, 2017	January 31, 2017
Working capital deficit	$(2,822,870)	$(2,583,765)
Current assets	$19,472	$14,731
Unproved mineral properties	$611,652	$585,850
Total liabilities	$2,842,342	$2,598,496
Common stock and additional paid in capital	$6,813,837	$6,813,837
Accumulated other comprehensive income (loss)	$(27,737)	$26,153
Deficit	$(8,995,184)	$(8,835,401)

Selected Financial Results

THREE AND SIX MONTHS ENDED JULY 31, 2017 AND 2016

Our operating results for the three and six months ended July 31, 2017 and 2016, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended			Six Months Ended
	July 31, 2017	July 31, 2016	Percentage Increase / (Decrease)	July 31, 2017	July 31, 2016	Percentage Increase / (Decrease)
Operating expenses	$(57,787)	$(55,132)	4.8%	$(111,962)	$(108,149)	3.5%
Other items:
Foreign exchange gain (loss)	(46)	17	(370.6)%	(42)	(261)	83.9%
Interest on current debt	(25,197)	(24,759)	1.8%	(47,779)	(47,261)	1.1%
Net royalty income (loss)	(493)	7,568	(106.5)%	-	11,012	(100.0)%
Net loss	(83,523)	(72,306)	15.5%	(159,783)	(144,659)	10.5%
Unrealized foreign exchange gain/(loss)	(95,289)	38,892	(345.0)%	(53,890)	(47,212)	(14.1)%
Comprehensive loss	$(178,812)	$(33,414)	435.1%	$(213,673)	$(191,871)	11.4%

Revenue. We did not generate any revenue during the three and six months ended July 31, 2017 and 2016. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three and six months ended July 31, 2017 and 2016, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended			Six Months Ended
	July 31, 2017	July 31, 2016	Percentage Increase / (Decrease)	July 31, 2017	July 31, 2016	Percentage Increase / (Decrease)
Operating expenses
Amortization	$171	$230	(25.7)%	$353	$469	(24.7)%
Consulting fees	15,000	15,000	0.0%	30,000	30,000	0.0%
General and administrative	15,247	15,523	(1.8)%	31,546	33,717	6.4%
Mineral exploration costs	578	2,457	(76.5)%	1,022	2,506	(59.2)%
Professional fees	2,591	3,652	(29.1)%	3,616	3,046	18.7%
Rent	2,481	2,452	1.2%	5,006	4,863	2.9%
Regulatory	4,430	4,049	9.4%	5,557	4,862	14.3%
Salaries, wages and benefits	17,289	11,769	46.9%	34,862	28,686	21.5%
Total operating expenses	$57,787	$55,132	4.8%	$111,962	$108,149	3.5%

Our operating expenses increased by $2,655, or 4.8%, from $55,132 for the three-month period ended July 31, 2016 to $57,787 for the three-month period ended July 31, 2017. Since we kept our operating activities at low level the change in operating expenses during the three-month period ended July 31, 2017, was associated mainly with an increase in salaries we paid to our staff employed through our Chilean subsidiary. The increase in salaries, wages and benefits was offset by decreases in mineral exploration costs, professional and administrative fees.

During the six-month period ended July 31, 2017, our operating expenses increased by 3.5% to $111,962 from $108,149 for the six months ended July 31, 2016.

The most significant year-to-date changes in our operating expenses were as follows;

•

During the six-month period ended July 31, 2017, our salaries paid to the staff employed through our Chilean subsidiary increased by 21.5% to $34,862 from $28,686 we incurred during the six-month period ended July 31, 2016. The increase was mainly associated with restructuring of local operations and, to a minor extent, with fluctuation of foreign exchange rates between Chilean Peso and the US dollar.

•

Our general and administrative expenses decreased by 6.4%, or $2,171 to $31,546 during the six-month period ended July 31, 2017, as compared to $33,717 we incurred in general and administrative expenses during the comparative period ended July 31, 2016. The decrease was associated with reduced administrative, advertising and office expenses, which were in part offset by increased automobile and IVA tax expenses.

•

Our mineral and exploration expenses decreased by $1,484, or 59.2%; from $2,506 we incurred during the six-month period ended July 31, 2016, to $1,022 we incurred during the six-month period ended July 31, 2017.

Other items. During the six-month period ended July 31, 2017, Mr. Mitchell, who was carrying out a small scale mining operation on our Farellon Alto 1-8 claim, temporarily stopped his mining activities, which resulted in elimination of royalty income from this source. Since no active mining was carried out, we were also not required to pay any royalties to the original vendor of the Farellon Alto 1-8 claim.

To continue our operations we were required to incur additional debt with our debt holders, which amounted to $47,779, an increase of $518 as compared to $47,261 in interest we accrued during the six-month period ended July 31, 2016.

Comprehensive loss. Our comprehensive loss for the three-month period ended July 31, 2017, was $178,812 as compared to the comprehensive loss of $33,414 we recorded for the three-month period ended July 31, 2016. During the three-month period ended July 31, 2017, the comprehensive loss included $95,289 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative, three-month period ended July 31, 2016, the comprehensive loss included $38,892 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Our comprehensive loss for the six-month period ended July 31, 2017, was $213,673 as compared to the comprehensive loss of $191,871 we recorded for the six-month period ended July 31, 2016. During the six-month period ended July 31, 2017, the comprehensive loss included $53,890 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the six-month period ended July 31, 2016, the comprehensive loss included $47,212 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	July 31, 2017	January 31, 2017	Changes between the periods
Current assets	$19,472	$14,731	$4,741
Current liabilities	2,842,342	2,598,496	243,846
Working capital deficit	$(2,822,870)	$(2,583,765)	$239,105

As of July 31, 2017, we had  a cash balance of $12,126, our working capital was represented by a deficit of $2,822,870 and cash flows used in operations totaled $54,862 for the period then ended.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the six-month period ended July 31, 2017.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 5 summarizes our sources and uses of cash for the six months ended July 31, 2017 and 2016.

Table 5: Summary of sources and uses of cash

	July 31,
	2017	2016
Net cash used in operating activities	$(54,862)	$(51,648)
Net cash used in investing activities	(28,008)	(47,906)
Net cash provided by financing activities	88,392	97,372
Effects of foreign currency exchange	(1,075)	1,372
Net increase (decrease) in cash	$4,447	$(810)

Net cash used in operating activities

During the six months ended July 31, 2017, we used net cash of $54,862 in operating activities. We used $111,832 to cover our cash operating costs, $6,064 to decrease our accrued liabilities, and $673 to increase our prepaid expenses and other receivables.  These uses of cash were offset by increases in accounts payable and amounts due to related parties of $28,701 and $35,006, respectively.

During the six months ended July 31, 2016, we used net cash of $51,648 in operating activities. We used $105,337 to cover our cash operating costs and $4,329 to increase our prepaid expenses and receivables.  These uses of cash were offset by increases in accounts payable and amounts due to related parties of $6,006 and $34,687, respectively, and by an increase to our accrued liabilities of $17,325.

Certain non-cash changes included in the net loss for the period

During the six months ended July 31, 2017, our outstanding notes payable to related parties resulted in accrual of $38,927 in interest, and our notes payable to non-related party accumulated $1,611 in interest. In addition, we recorded $7,060 in interest associated with unpaid trade accounts payable with related parties, and $353 in amortization of equipment we use for mineral exploration.

During the six months ended July 31, 2016, our outstanding notes payable to related parties resulted in accrual of $30,250 in interest, and our notes payable to non-related party accumulated $1,452 in interest. In addition, we recorded $7,151 in interest associated with unpaid trade accounts payable with related parties, and $469 in amortization of equipment we use for mineral exploration.

Net cash used in investing activities

During the six months ended July 31, 2017, we spent $3,008 paying 2017 - 2018 mineral property taxes on several exploration claims within our Perth and Farellon Properties and $25,000 to make a third option payment pursuant to our option agreement to acquire the Exeter claim.

During the six months ended July 31, 2016, we spent $47,906 on our mineral claims. Of this amount $25,000 was used to make a second option payment to acquire the Exeter claim, and $22,906 was used to pay 2016 - 2017 mineral property taxes and other regulatory fees on exploration claims within our Perth and Farellon Properties.

Net cash provided by financing activities

During the six months ended July 31, 2017, we borrowed $13,000 and $19,580 (CAD$26,000) from our significant shareholder, and $3,195 and $52,617 (CAD$70,426) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

During the six months ended July 31, 2016, we borrowed $79,500 from our significant shareholder, and $4,410 and $1,929 (CAD$2,502) from our CEO. In addition, we borrowed $11,533 (7,808,563 Chilean Pesos) from Mr. Kevin Mitchell. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At July 31, 2017, we had a working capital deficit of $2,822,870 and accumulated losses of $8,995,184 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

During the first quarter of our fiscal 2018, Mr. Mitchell stopped all mining operations on Farellon Alto 1-8 Claim. This stopped our recurrent royalty income from this source, however, at the same time, it resulted in no royalty obligations to original vendor of the Farellon Alto 1 - 8 Claim.

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

Contingencies and Commitments

We had no contingencies at July 31, 2017.

As of the date of the filing this Quarterly Report we have the following long-term contractual obligations and commitments:

•

Farellon royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellon Alto 1 - 8 claim up to a total of $600,000. The royalty payments are due monthly and are subject to minimum payments of $1,000 per month. During our small scale mining operations, we were required to pay the vendor a royalty equal to 5% of the net sales of minerals extracted from the Farellon Alto 1 - 8 claim, subject to minimum payments of $1,000 per month. These payments discontinued when we stopped the small scale mining operation. As of the date of this report, we have paid a total of $47,640 in royalties to the original vendor of the Farellon Alto 1-8 Claim, however, these royalty payments can not be offset against the original 1.5% royalty commitment.

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

•

Mineral property taxes. To keep our mineral claims in good standing, we are required to pay mineral property taxes of approximately $35,000 per annum. The government of Chile has extended the deadline to pay 2017-18 annual mineral property taxes from the customary June 30th to December 31st, as such, as of the date of this Quarterly Report on Form 10-Q, majority of our 2017-18 property taxes remain unpaid.

Equity Financing

During the period covered by this Quarterly Report on Form 10-Q, we did not engage in the financing of our operations through the issuance of our equity securities and relied solely on the debt financing.

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financings, the issuance of additional shares will result in dilution to our existing shareholders.

Debt Financing

During the period covered by this Quarterly Report on Form 10-Q we borrowed a total of $88,392 from related parties.  The loans are unsecured, due on demand, with interest payable at a rate of 8% per annum.

Challenges and Risks

Other than cash generated from royalty payments pursuant to our rental agreement with Mr. Mitchell, we do not anticipate generating any additional revenue over the next twelve months. Even if Mr. Mitchell resumes the mining operations on Farellon Alto 1-8 Claim, this cash will not be adequate to support our current operations. As such, we plan to continue funding our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, such as the continued general worldwide downturn of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. We may consider entering into joint venture partnerships with other resource companies to complete a mineral exploration programs on our properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at July 31, 2017, we owed approximately $2.23 million to related parties for loans and services that have been provided to us. We do not have the funds to pay this debt, therefore, we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the six-month period ended July 31, 2017, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Richard N. Jeffs

During the six-month period ended July 31, 2017, we borrowed from Richard N. Jeffs, our major shareholder, $13,000 and $19,580 (CAD$26,000). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of July 31, 2017, we were indebted to Mr. Jeffs in the amount of $528,184 (January 31, 2017 - $470,646), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $84,559 (January 31, 2017 - $64,300) and $36,834 (January 31, 2017 - $37,022) for services.

Loans from Caitlin L. Jeffs

During the six-month period ended July 31, 2017, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $3,195 and $52,617 (CAD$70,426). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of July 31, 2017, we were indebted to Ms. Jeffs in the amount of $397,544 (January 31, 2017 - $312,797), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $95,099 (January 31, 2017 - $78,315). Subsequent to July 31, 2017, we borrowed from Ms. Jeffs an additional $845 and $14,906 (CAD$18,078). Ms. Jeffs lent the funds at 8% interest compounded monthly, unsecured and payable on demand.

Loan from John da Costa

At July 31, 2017, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $13,183 (January 31, 2017 - $12,672), consisting of the full principal of the loan we received from Mr. da Costa in Fiscal 2012, plus accrued interest of $4,683 (January 31, 2017 - $4,172). We did not borrow any funds from Mr. da Costa during the six-month period ended July 31, 2017.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the six-month period ended July 31, 2017, we accrued $30,000 to Da Costa Management Corp. for services provided by them (July 31, 2016 - $30,000).  As of July 31, 2017, we were indebted to Da Costa Management Corp. in the amount of $666,890 for unpaid fees and advances (January 31, 2017 - $629,032).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company.  During the six-month period ended July 31, 2017, we did not have any transactions with Fladgate, except for $7,060 (July 31, 2016 - $7,151) in interest we accrued on unpaid invoices. As of July 31, 2017, we were indebted to Fladgate in the amount of $361,757 for unpaid fees (January 31, 2017 - $338,398). In addition to the unpaid service fees, we were indebted to Fladgate in the amount of $148,715 (January 31, 2017 - $136,970) consisting of the full principal of all loans we received from Fladgate to that date, plus accrued interest of $45,316 (January 31, 2017 - $37,896).

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. During the six-month period ended July 31, 2017, we accrued $5,006 in rental fees (July 31, 2016 - $4,863). As of July 31, 2017, we were indebted to Minera Farellon in the amount of $73,176 for unpaid fees and advances received to that date (January 31, 2017 - $68,563).

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

Financial Instruments

Our financial instruments include cash, other receivables, accounts payable, accrued liabilities, amounts due to related parties and notes payable. The fair value of these financial instruments approximates their carrying values due to their short maturities.

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
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2017, formatted in XBRL:

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

Dated: September 14, 2017

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer