Form 10-Q
period 2017-10-31
RED METAL RESOURCES, LTD.
filed 2017-12-15
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2017

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

(807) 345-7384

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 14, 2017, the number of shares of the registrant’s common stock outstanding was  35,004,588.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31, 2017	January 31, 2017
	(Unaudited)

ASSETS
Current assets

Cash	$16,056	$7,679
Prepaids and other receivables	7,483	7,052
Total current assets	23,539	14,731

Equipment	2,020	2,504
Unproved mineral properties	626,152	585,850
Total assets	$651,711	$603,085

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$419,544	$388,977
Accrued liabilities	161,655	162,794
Due to related parties	1,142,616	1,073,015
Notes payable	43,919	40,625
Notes payable to related parties	1,129,995	933,085
Total liabilities	2,897,729	2,598,496

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000,
34,647,445 issued and outstanding at October 31, 2017 and January 31, 2017	34,647	34,647
Additional paid in capital	6,779,190	6,779,190
Deficit	(9,080,542)	(8,835,401)
Accumulated other comprehensive income	20,687	26,153
Total stockholders' deficit	(2,246,018)	(1,995,411)
Total liabilities and stockholders' deficit	$651,711	$603,085

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

Operating expenses:
Amortization	$166	$217	$519	$686
Consulting fees	15,000	15,000	45,000	45,000
General and administrative	17,202	20,290	48,748	54,007
Mineral exploration costs	14	4,471	1,036	16,916
Professional fees	2,417	490	6,033	3,536
Rent	2,604	2,488	7,610	7,351
Regulatory	1,136	1,252	6,693	6,114
Salaries, wages and benefits	18,307	12,152	53,169	40,838
	(56,846)	(56,360)	(168,808)	(174,448)

Other items
Foreign exchange loss	(1,520)	(142)	(1,562)	(403)
Interest on current debt	(26,992)	(25,868)	(74,771)	(73,129)
Net royalty income	-	5,563	-	26,514
Net loss	(85,358)	(76,807)	(245,141)	(221,466)

Unrealized foreign exchange gain (loss)	48,424	26,043	(5,466)	(21,169)
Comprehensive loss	$(36,934)	$(50,764)	$(250,607)	$(242,635)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	34,647,445	34,290,302	34,647,445	34,290,302

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2016	34,290,302	$34,290	$6,754,547	$(8,525,921)	$73,952	$(1,663,132)

Net loss for the nine months ended October 31, 2016	-	-	-	(221,466)	-	(221,466)
Foreign exchange translation	-	-	-	-	(21,169)	(21,169)

Balance at October 31, 2016	34,290,302	34,290	6,754,547	(8,747,387)	52,783	(1,905,767)

Stock issued for mineral property	357,143	357	24,643	-	-	25,000
Net loss for the three months ended January 31, 2017	-	-	-	(88,014)	-	(88,014)
Foreign exchange translation	-	-	-	-	(26,630)	(26,630)

Balance at January 31, 2017	34,647,445	34,647	6,779,190	(8,835,401)	26,153	(1,995,411)

Net loss for the nine months ended October 31, 2017	-	-	-	(245,141)	-	(245,141)
Foreign exchange translation	-	-	-	-	(5,466)	(5,466)

Balance at October 31, 2017	34,647,445	$34,647	$6,779,190	$(9,080,542)	$20,687	$(2,246,018)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the Nine Months Ended October 31,
	2017	2016

Cash flows used in operating activities:
Net loss	$(245,141)	$(221,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	61,243	47,513
Accrued interest on related party payables	10,861	10,767
Accrued interest on notes payable	2,488	2,226
Amortization	519	686

Changes in operating assets and liabilities:
Prepaids and other receivables	(675)	(7,519)
Accounts payable	28,044	18,812
Accrued liabilities	(2,894)	8,512
Due to related parties	52,813	51,980
Net cash used in operating activities	(92,742)	(88,489)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(28,008)	(47,906)
Net cash used in investing activities	(28,008)	(47,906)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	128,934	125,105
Cash received on issuance of notes payable	-	11,533
Net cash provided by financing activities	128,934	136,638

Effects of foreign currency exchange	193	1,242

Increase in cash	8,377	1,485
Cash, beginning	7,679	2,161
Cash, ending	$16,056	$3,646

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended October 31, 2017, are not necessarily indicative of the results that may be expected for the year ending January 31, 2018.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31, 2017	January 31, 2017

Due to a company owned by an officer (a)	$676,112	$629,032
Due to a company controlled by directors (b)	350,820	338,398
Due to a company controlled by a major shareholder (a)	77,977	68,563
Due to a major shareholder (a)	37,707	37,022
Total due to related parties	$1,142,616	$1,073,015

Note payable to the Chief Executive Officer (“CEO”) (c)	$425,326	$312,797
Note payable to the Chief Financial Officer (“CFO”) (c)	13,451	12,672
Note payable to a major shareholder (c)	544,286	470,646
Note payable to a company controlled by directors (c)	146,932	136,970
Total notes payable to related parties	$1,129,995	$933,085

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the nine months ended October 31, 2017, the Company accrued $61,243 (October 31, 2016 - $47,513) in interest on the notes payable to related parties and $10,861 (October 31, 2016 - $10,767) in interest on trade accounts payable with related parties.

Transactions with Related Parties

During the nine-month periods ended October 31, 2017 and 2016, the Company incurred the following expenses with related parties:

	October 31, 2017	October 31, 2016

Consulting fees paid or accrued to a company owned by the CFO	$45,000	$45,000
Rent fees paid or accrued to a company controlled by a major shareholder	$7,610	$7,351

NOTE 3 - UNPROVED MINERAL PROPERTIES

The Company’s schedule of unproved mineral properties is as follows:

	January 31, 2017	Additions/ Payments	Property Taxes Paid/ Accrued	Effect of foreign currency translation	October 31, 2017
Farellon Project
Farellon Alto 1-8(1)	$412,782	$--	$282	$7,641	$420,705
Quina	80,315	--	--	1,485	81,800
Exeter	57,165	25,000	--	2,435	84,600
	550,262	25,000	282	11,561	587,105

Perth Project	35,588	--	2,726	733	39,047

Total Costs	$585,850	$25,000	$3,008	$12,294	$626,152

(1)

During the nine-month period ended October 31, 2017, the small scale mining operations carried out by a third-party on the Farellon Alto 1-8 property (the “Farellon”) were terminated, and as such the Company received $Nil (2016 - $26,514) in royalty payments. In connection with the above, the Company has no current obligation to make royalty payments to the original vendor of the Farellon, as compared to $12,806 the Company paid in royalty payments during the nine-month period ended October 31, 2016. The Company presents the net result of royalties as net royalty income (loss) on the consolidated statement of operations.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to October 31, 2017, the Company entered into a loan agreement with Ms. Jeffs, the Company’s CEO and President, for $775. The loan is unsecured, due on demand, with interest payable at a rate of 8% per annum.

Subsequent to October 31, 2017, the Company entered into a loan agreement with Richard Jeffs, a significant shareholder of the Company, for $8,000. The loan is unsecured, due on demand, with interest payable at a rate of 8% per annum.

On December 9, 2017, the Company issued 357,143 shares of its common stock with a fair value of $25,000 as consideration for the fourth option payment to acquire an interest in the Quina Claim.

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

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at October 31, 2017, to the year ended January 31, 2017.

Table 1: Comparison of financial condition

	October 31, 2017	January 31, 2017
Working capital deficit	$(2,874,190)	$(2,583,765)
Current assets	$23,539	$14,731
Unproved mineral properties	$626,152	$585,850
Total liabilities	$2,897,729	$2,598,496
Common stock and additional paid in capital	$6,813,837	$6,813,837
Accumulated other comprehensive income	$20,687	$26,153
Deficit	$(9,080,542)	$(8,835,401)

Selected Financial Results

THREE AND NINE MONTHS ENDED OCTOBER 31, 2017 AND 2016

Our operating results for the three and nine months ended October 31, 2017 and 2016, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended			Nine Months Ended
	October 31, 2017	October 31, 2016	Percentage Increase / (Decrease)	October 31, 2017	October 31, 2016	Percentage Increase / (Decrease)
Operating expenses	$(56,846)	$(56,360)	0.9%	$(168,808)	$(174,448)	(3.2)%
Other items:
Foreign exchange loss	(1,520)	(142)	970.4%	(1,562)	(403)	287.6%
Interest on current debt	(26,992)	(25,868)	4.3%	(74,771)	(73,129)	2.2%
Net royalty income	-	5,563	(100.0)%	-	26,514	(100.0)%
Net loss	(85,358)	(76,807)	11.1%	(245,141)	(221,466)	10.7%
Unrealized foreign exchange gain/(loss)	48,424	26,043	85.9%	(5,466)	(21,169)	(74.2)%
Comprehensive loss	$(36,934)	$(50,764)	(27.2)%	$(250,607)	$(242,635)	3.3%

Revenue. We did not generate any revenue during the three and nine months ended October 31, 2017 and 2016. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three and nine months ended October 31, 2017 and 2016, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended			Nine Months Ended
	October 31, 2017	October 31, 2016	Percentage Increase / (Decrease)	October 31, 2017	October 31, 2016	Percentage Increase / (Decrease)
Operating expenses
Amortization	$166	$217	(23.5)%	$519	$686	(24.3)%
Consulting fees	15,000	15,000	0.0%	45,000	45,000	0.0%
General and administrative	17,202	20,290	(15.2)%	48,748	54,007	(9.7)%
Mineral exploration costs	14	4,471	(99.7)%	1,036	16,916	(93.9)%
Professional fees	2,417	490	393.3%	6,033	3,536	70.6%
Rent	2,604	2,488	4.7%	7,610	7,351	3.5%
Regulatory	1,136	1,252	(9.3)%	6,693	6,114	9.5%
Salaries, wages and benefits	18,307	12,152	50.7%	53,169	40,838	30.2%
Total operating expenses	$56,846	$56,360	0.9%	$168,808	$174,448	(3.2)%

Our operating expenses increased by $486, or 0.9%, from $56,360 for the three-month period ended October 31, 2016 to $56,846 for the three-month period ended October 31, 2017. Since we kept our operating activities at low level the change in operating expenses during the three-month period ended October 31, 2017, was associated mainly with an increase in salaries we paid to our staff employed through our Chilean subsidiary. The increase in salaries, wages and benefits was offset mainly by decreases in mineral exploration costs and administrative fees.

During the nine-month period ended October 31, 2017, our operating expenses decreased by 3.2% to $168,808 from $174,448 for the nine months ended October 31, 2016.

The most significant year-to-date changes in our operating expenses were as follows;

•

During the nine-month period ended October 31, 2017, our salaries paid to the staff employed through our Chilean subsidiary increased by 30.2% to $53,169 from $40,838 we incurred during the nine-month period ended October 31, 2016. The increase was mainly associated with restructuring of local operations and, to a minor extent, with fluctuation of foreign exchange rates between Chilean Peso and the US dollar.

•

Our general and administrative expenses decreased by 9.7%, or $5,259 to $48,748 during the nine-month period ended October 31, 2017, as compared to $54,007 we incurred in general and administrative expenses during the comparative period ended October 31, 2016. The decrease was associated with reduced administrative, advertising and office expenses, which were in part offset by increased automobile and IVA tax expenses.

•

Our mineral and exploration expenses decreased by $15,880, or 93.9%; from $16,916 we incurred during the nine-month period ended October 31, 2016, to $1,036 we incurred during the nine-month period ended October 31, 2017. Substantially higher mineral exploration expenses in the fiscal 2017 were associated with the payment of 2016 - 2017 property taxes associated with our Mateo Property claims and Cecil claim included in our Farellon Property, which were impaired at January 31, 2016. As of the date of the filing of this Quarterly Report on Form 10-Q, majority of our 2017 - 2018 property taxes remain unpaid due to changes in statutory deadlines for payments of mineral property taxes.

Other items. During the nine-month period ended October 31, 2017, Mr. Mitchell, who was carrying out a small scale mining operation on our Farellon Alto 1-8 claim, temporarily stopped his mining activities, which resulted in elimination of royalty income from this source. Since no active mining was carried out, we were also not required to pay any royalties to the original vendor of the Farellon Alto 1-8 claim.

To continue our operations we were required to incur additional debt with our debt holders. Our notes payable carry 8% interest, which resulted in  $74,771 in interest we accrued during the nine-month period ended October 31, 2017, an increase of $1,642 as compared to $73,129 in interest we accrued during the nine-month period ended October 31, 2016.

Comprehensive loss. Our comprehensive loss for the three-month period ended October 31, 2017, was $36,934 as compared to the comprehensive loss of $50,764 we recorded for the three-month period ended October 31, 2016. During the three-month period ended October 31, 2017, the comprehensive loss included $48,424 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative, three-month period ended October 31, 2016, the comprehensive loss included $26,043 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Our comprehensive loss for the nine-month period ended October 31, 2017, was $250,607 as compared to the comprehensive loss of $242,635 we recorded for the nine-month period ended October 31, 2016. During the nine-month period ended October 31, 2017, the comprehensive loss included $5,466 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the nine-month period ended October 31, 2016, the comprehensive loss included $21,169 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	October 31, 2017	January 31, 2017	Changes between the periods
Current assets	$23,539	$14,731	$8,808
Current liabilities	2,897,729	2,598,496	299,233
Working capital deficit	$(2,874,190)	$(2,583,765)	$290,233

As of October 31, 2017, we had  a cash balance of $16,056, our working capital was represented by a deficit of $2,874,190 and cash used in operations totaled $92,742 for the period then ended.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the nine-month period ended October 31, 2017.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 5 summarizes our sources and uses of cash for the nine months ended October 31, 2017 and 2016.

Table 5: Summary of sources and uses of cash

	October 31,
	2017	2016
Net cash used in operating activities	$(92,742)	$(88,489)
Net cash used in investing activities	(28,008)	(47,906)
Net cash provided by financing activities	128,934	136,638
Effects of foreign currency exchange	193	1,242
Net increase in cash	$8,377	$1,485

Net cash used in operating activities

During the nine months ended October 31, 2017, we used net cash of $92,742 in operating activities. We used $170,030 to cover our cash operating costs, $2,894 to decrease our accrued liabilities, and $675 to increase our prepaid expenses and other receivables.  These uses of cash were offset by increases in accounts payable and amounts due to related parties of $28,044 and $52,813, respectively.

During the nine months ended October 31, 2016, we used net cash of $88,489 in operating activities. We used $160,274 to cover our cash operating costs and $7,519 to increase our prepaid expenses and receivables.  These uses of cash were offset by increases in accounts payable and amounts due to related parties of $18,812 and $51,980, respectively, and by an increase to our accrued liabilities of $8,512.

Certain non-cash changes included in the net loss for the period

During the nine months ended October 31, 2017, our outstanding notes payable to related parties resulted in accrual of $61,243 in interest, and our notes payable to non-related party accumulated $2,488 in interest. In addition, we recorded $10,861 in interest associated with unpaid trade accounts payable with related parties, and $519 in amortization of equipment we use for mineral exploration.

During the nine months ended October 31, 2016, our outstanding notes payable to related parties resulted in accrual of $47,513 in interest, and our notes payable to non-related party accumulated $2,226 in interest. In addition, we recorded $10,767 in interest associated with unpaid trade accounts payable with related parties, and $686 in amortization of equipment we use for mineral exploration.

Net cash used in investing activities

During the nine months ended October 31, 2017, we spent $3,008 paying 2017 - 2018 mineral property taxes on several exploration claims within our Perth and Farellon Properties and $25,000 to make a third option payment pursuant to our option agreement to acquire the Exeter claim.

During the nine months ended October 31, 2016, we spent $47,906 on our mineral claims. Of this amount $25,000 was used to make a second option payment to acquire the Exeter claim, and $22,906 was used to pay 2016 - 2017 mineral property taxes and other regulatory fees on exploration claims within our Perth and Farellon Properties.

Net cash provided by financing activities

During the nine months ended October 31, 2017, we borrowed $22,000 and $19,580 (CAD$26,000) from our significant shareholder, and $4,040 and $83,314 (CAD$108,505) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

During the nine months ended October 31, 2016, we borrowed $79,500 and $39,266 (CAD$51,500) from our significant shareholder, and $4,410 and $1,929 (CAD$2,502) from our CEO. In addition, we borrowed $11,533 (7,808,563 Chilean Pesos) from Mr. Kevin Mitchell. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At October 31, 2017, we had a working capital deficit of $2,874,190 and accumulated losses of $9,080,542 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Option to Acquire Quina Claim

On December 15, 2014, we entered into an option agreement with David Marcus Mitchell to earn 100% interest in the Quina 1-56 clam (the “Quina Claim”). In order to acquire the 100% interest in the Quina Claim, we are required to pay a total of $150,000, which we can pay in a combination of shares of our common stock and cash over four years, as detailed in the following schedule:

Date	Option Payment	Shares Issued
Upon execution of the option agreement (“Execution date”) (paid)	$25,000	500,000
12 months subsequent to the Execution date (paid)	25,000	833,333
24 months subsequent to the Execution date (paid)	25,000	357,143
36 months subsequent to the Execution date (paid)	25,000	357,143
48 months subsequent to the Execution date	50,000	n/a
Total	$150,000	2,047,619

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

Contingencies and Commitments

We had no contingencies at October 31, 2017.

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

Debt Financing

During the period covered by this Quarterly Report on Form 10-Q we borrowed a total of $128,934 from related parties.  The loans are unsecured, due on demand, with interest payable at a rate of 8% per annum.

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

As at October 31, 2017, we owed approximately $2.27 million to related parties for loans and services that have been provided to us. We do not have the funds to pay this debt, therefore, we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the nine-month period ended October 31, 2017, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Richard N. Jeffs

During the nine-month period ended October 31, 2017, we borrowed from Richard N. Jeffs, our major shareholder, $22,000 and $19,580 (CAD$26,000). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of October 31, 2017, we were indebted to Mr. Jeffs in the amount of $544,286 (January 31, 2017 - $470,646), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $94,957 (January 31, 2017 - $64,300) and $37,707 (January 31, 2017 - $37,022) for services. Subsequent to October 31, 2017, we borrowed an additional $8,000 from Mr. Jeffs at 8%.

Loans from Caitlin L. Jeffs

During the nine-month period ended October 31, 2017, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $4,040 and $83,313 (CAD$108,505). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of October 31, 2017, we were indebted to Ms. Jeffs in the amount of $425,326 (January 31, 2017 - $312,797), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $100,611 (January 31, 2017 - $78,315). Subsequent to October 31, 2017, we borrowed from Ms. Jeffs an additional $775 at 8%.

Loan from John da Costa

At October 31, 2017, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $13,451 (January 31, 2017 - $12,672), consisting of the full principal of the loan we received from Mr. da Costa in Fiscal 2012, plus accrued interest of $4,951 (January 31, 2017 - $4,172). We did not borrow any funds from Mr. da Costa during the nine-month period ended October 31, 2017.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the nine-month period ended October 31, 2017, we accrued $45,000 to Da Costa Management Corp. for services provided by them (October 31, 2016 - $45,000).  As of October 31, 2017, we were indebted to Da Costa Management Corp. in the amount of $676,112 for unpaid fees and advances (January 31, 2017 - $629,032).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company.  During the nine-month period ended October 31, 2017, we did not have any transactions with Fladgate, except for $10,861 (October 31, 2016 - $10,767) in interest we accrued on unpaid invoices. As of October 31, 2017, we were indebted to Fladgate in the amount of $350,820 for unpaid fees (January 31, 2017 - $338,398). In addition to the unpaid service fees, we were indebted to Fladgate in the amount of $146,932 (January 31, 2017 - $136,970) consisting of the full principal of all loans we received from Fladgate to that date, plus accrued interest of $46,805 (January 31, 2017 - $37,896).

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. During the nine-month period ended October 31, 2017, we accrued $7,610 in rental fees (October 31, 2016 - $7,351). As of October 31, 2017, we were indebted to Minera Farellon in the amount of $77,977 for unpaid fees and advances received to that date (January 31, 2017 - $68,563).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following table sets forth the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
10.1	Red Metal Resources Ltd. 2011 Equity Incentive Plan(8)
10.2	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchel (3)
10.3	Irrevocable Purchase Option Contract for Mining Property Quina 1-56 in Spanish (4)
10.4	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation (4)
10.5	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54 in Spanish (5)
10.6	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54, English translation (5)
10.7

Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008,  between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada, dated December 9, 2013; English translation.(6)

10.8

Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008,  between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada dated December 9, 2013 in Spanish.(6)

10.9	Letter of Intent between Red Metal Resources Ltd. and TomaGold Corporation dated for reference September 16, 2016(7)
10.10	Letter of Intent between Red Metal Resources Ltd. and Power Americas Minerals Corp. dated for reference February 28, 2017(9)

Exhibit	Description
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2017, formatted in XBRL:

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

 (3) Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2014.

(4) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014.

(5) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015.

(6) Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2016.

(7) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2016.

(8) Incorporated by reference from the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on September 23, 2011.

(9) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 15, 2017

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer