Form 10-K
period 2018-01-31
RED METAL RESOURCES, LTD.
filed 2018-05-14
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 000-52055

RED METAL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Nevada	20-2138504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

278 Bay Street, Suite 102, Thunder Bay, ON P7B 1R8

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of July 31, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of the common equity was $965,738.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 11, 2018 was 37,504,588.

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

Our resident agent’s office is at 711 S. Carson Street, Suite 4, Carson City, Nevada, 89701.  Our business office is at 278 Bay Street, Suite 102, Thunder Bay, ON P7B 1R8.  Our telephone number is (807) 345-7384; our email address is admin@redmetalresources.com; and our web address is www.redmetalresources.com. Information on our web site is not a part of this Annual Report on Form 10-K.

We are a start-up mineral exploration company with no material revenue generating operations.  We are in the business of acquiring and exploring mineral claims. All of our claims are located in the III Region of Atacama, Chile. To date we have not determined whether our claims contain mineral reserves that are economically recoverable and have not produced revenues from our principal business.

Our ability to realize a return on our investment in mineral claims depends upon whether we maintain the legal ownership of the claims. Title to mineral claims involves risks inherent in the process of determining the validity of claims and the ambiguous transfer history characteristic of many mineral claims.  To the best of our knowledge, and after consultation with an attorney knowledgeable in the practice of mining, we believe that we have taken the steps necessary to ensure that we have good title to our mineral claims.  We have had our contracts and deeds notarized, recorded in the registry of mines and published in the mining bulletin; we review the mining bulletin regularly to determine whether other parties have staked claims over our ground.  We have discovered no such claims.

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

The completion of the transaction was subject to a number of conditions including, but not limited to, a customary due-diligence undertaken by Power Americas as well as an approval from TSX Venture Exchange (the “TSXV”). As of the date of the filing of this Annual Report, Power Americas has not finalized their due-diligence process and, as such, the LOI has expired.

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

As of the date of this report, our Chilean mineral properties include mensura, mensura in process, as well as pedimento claims.

Strategic relationships

We have a close working relationship with Minera Farellon Limitada (“Minera Farellon”), a Chilean company owned equally by Kevin Mitchell, Polymet’s 1% shareholder and our former legal representative in Chile, and Richard Jeffs, who holds more than 5% of our shares of common stock (see Table 20).  Minera Farellon investigates potential claims and often ties them up, by staking new claims, optioning or buying others’ claims, all at its own cost.  This gives us an opportunity to review the claims prior to making a decision whether they are of interest to us.  If we are interested, then we either proceed to acquire an interest in the property directly from the owner, or, if Minera Farellon has already obtained an interest, we take an option to acquire its interest. Minera Farellon, located in the city of Vallenar, also provides some of our logistical support in Vallenar, which enables us to limit our operating expenses to those needed from time to time.

Unproved mineral properties

Due to a lack of operating capital, during the fiscal year ended January 31, 2018, we conducted no material exploratory operations on any of our properties.  Until we are able to raise operating capital, which we cannot assure that we can do, we will not be able to initiate new exploration efforts or continue the exploration efforts we have begun.  In the past we entered into several various agreements, being the joint ventures or the option agreements to acquire an interest in our claims. These agreements give us confidence there are opportunities to raise funds by selling some of our properties or by entering into joint venture agreements to continue developing some of our properties.

As of the date of this Annual Report on Form 10-K we have three active properties which we have assembled since the beginning of 2007 - the Farellon, Mateo and Perth. In addition to our active properties, as an exploration company, from time to time we may stake, purchase or option claims to allow ourselves the time and access to fully consider the geological potential of the claims. This allows us to generate new properties in areas that have not been explored.

Active properties

Table 2: Active properties

		Hectares
Property	Percentage, type of claim	Gross area	Net area a
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Quina 1 - 56 claim	Option to acquire 100% interest, mensura	251
Exeter 1 - 54 claim	Option to acquire 100% interest, mensura	235
Cecil 1 - 49 claim	100%, mensura	228
Teresita claim	100%, mensura	1
Azucar 6 - 25 claim	100%, mensura	88
Stamford 61 - 101 claim	100%, mensura	165
Kahuna 1 - 40 claim	100%, mensura	200
		1,234	1,234
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 27 claim	100%, mensura in process	300
Lancelot II	100%, pedimento	200
Merlin I	100%, pedimento	300
Rey Arturo 1 al 29 claim	100%, mensura in process	300
Galahad I	100%, pedimento	300
Percival	100%, pedimento	300
Tristan II	100%, pedimento	300
Camelot	100%, pedimento	300
		2,409
Overlapped claims a		(109)	2,300

Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 4 and 5 claims	100%, mensura	600
Mateo 1, 2, 3, 10A, 10B, 12, 13 claims	100%, mensura in process	861
		1,653
Overlapped claims a		(469)	1,184

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

Figure 1: Location and access to active properties

FARELLON PROPERTY

The Farellon property consists of eight mensura mining claims in the historical Carrizal Alto mining district southwest of the Carrizal Alto mine. Table 3 describes the claims and Figure 2 illustrates them.

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

In order to acquire the 100% interest in the Quina Claim, we are required to pay a total of $150,000, which we can pay in a combination of shares of our common stock and cash over four years, as detailed in the following schedule:

Date	Option Payment
Upon execution of the Option Agreement (“Execution date”) (paid)	$25,000
12 months subsequent to the Execution date (paid)	25,000
24 months subsequent to the Execution date (paid)	25,000
36 months subsequent to the Execution date (paid)	25,000
48 months subsequent to the Execution date	50,000
Total	$150,000

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

In order to acquire 100% interest in the Exeter claim, we are required to pay a total of $150,000 as detailed in the following schedule:

Option Payment
Upon execution of the Option Agreement (paid)	$25,000
On or before May 12, 2016 (paid)	25,000
On or before May 12, 2017 (paid)	25,000
On or before May 12, 2018 (paid)	25,000
On or before May 12, 2019	50,000
Total	$150,000

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

2014 - 2016 Small Scale Mining. In January 2014 Minera Farellon Limitada started small scale mining activities on the Farellon Claim which in summer 2014 was continued by Mr. Mitchell. The main target of the development was an area intersected in 2011 and 2013 drilling campaigns, more specifically intercepts in drill holes FAR-11-001 of 3.95% Cu and 0.53 g/t Au over 8 meters, FAR-13-002 of 2.15% Cu and 0.28 g/t Au over 7 meters and FAR-13-001 of 0.70% Cu and 0.20 g/t Au over 6 meters including 1.25% Cu and 0.34 g/t Au over 2 meters (see news releases dated Sept. 21, 2011 and Jan. 24, 2014).

During our Fiscal 2017 Mr. Mitchell’s mining activities reached down to seven levels and approximately 60 meters vertical depth  to the sulphide zone of the mine. Copper, silver and gold were extracted in the development process and were sold to ENAMI (the Chilean national mining company).  Since January 2015 and up to January 2017 approximately 1,813 tonnes of oxide ore were sold grading 1.56% Cu and a further 12,606 tonnes of sulphide or grading 1.82% Cu, 6.8g/t Ag and 0.22g/t Au. Mr. Mitchell terminated his mining activities in January 2018.

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

In spring 2011 we completed a reconnaissance mapping and sampling program on the Perth property.  Geological mapping during the program identified four major areas where mineralization in veins appears to be concentrated.  Sampling consisted of 129 reconnaissance samples taken of vein material where veins outcropped at surface.  Significant results are summarized below:

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

Table 10: Mateo property

Claim	Size (ha)
Che Uno 1 - 8	32
Che Dos 1 - 10	44
Margarita 1 - 14	56
Irene Uno 1 - 2	10
Irene Dos 1 - 10	50
Mateo 1, 2, 3, 10A, 10B, 12, 13 claims	1,461
1,653[a]

a Some claims overlap others, reducing our net area to 1,184 hectares.

CHE UNO AND CHE DOS CLAIMS

On October 10, 2008, Minera Farellon Limitada granted us the option to purchase the Che Uno and Che Dos claims. The Che claims cover 76 hectares centered about 339,002 east and 6,838,450 south UTM PSAD56 Zone 19. They are in the northwest corner of the Mateo property.  On April 12, 2011 we completed the acquisition of the Che claims by paying approximately $20,000 to Minera Farellon.

We continue to owe a royalty equal to 1% of the net proceeds that we receive from the processor to a maximum of $100,000 with no monthly minimum when we start exploiting the minerals we extract from the claim.   We have not yet exploited the claim.

MARGARITA CLAIM

We bought the Margarita mining claim on November 27, 2008, through a public auction for a total of $15,984.  The Margarita claim covers 56 hectares centered around 340,353 east and 6,838,347 south UTM PSAD56 Zone 19 located within the northeast corner of the Mateo claim.

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

Two possible correlations with geology are drawn when looking at the magnetic geophysical response. Firstly, all artisanal mines, reconnaissance samples and documented surface mineralization are exposed on the Western edge of the magnetic high in an area where magnetic high-low gradients are greatest transitioning from high to low. Secondly, magnetic highs appear to persist away from the main magnetic high body in a NW direction. Although these persisting magnetic highs are only small stringers in appearance they possibly correlate to dominant NW trending faults on the property that are often mineralized. Visual correlations between magnetic high/low contrasts and geology seem strong enough to suggest further exploration including sampling and drilling along the steepest gradient of magnetic high/low drop-off.

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

During the fiscal years ended January 31, 2018 and 2017 we earned no revenue while our operating expenses totaled $231,150 and $223,029, respectively. If we do not find sources of financing as and when we need them, we may be required to cease our operations.

Mineral exploration and development are very expensive.  During the fiscal year ended January 31, 2018, we had no revenue from our operations and our operating expenses totaled $231,150. These expenses were further increased by $102,831 in interest we accrued on current debt, and were in part offset by a reversal of old debt, which resulted in a recovery of $41,807. During the fiscal year ended January 31, 2017, our operating expenses totaled $223,029. These expenses were further increased by $99,740 in interest we accrued on current debt, and were in part offset by $13,355 in net royalty income we received from renting our Farellon property to Mr. Mitchell and Minera Farellon Ltda. Since inception, we accumulated a deficit of $9,129,238. As of January 31, 2018, we had cash of $2,392.  Since inception, we have supported our operations through equity and debt financing and, to a minor extent, through option payments received on our option or joint venture agreements, and royalty payments from third-party vendors, who we allowed to mine our claims. Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue, obtain additional financing, or enter into joint venture agreements. Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities.  If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Since continuation of our operations depends on our ability to complete equity or debt financings, our management has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern.   From our inception on January 10, 2005, we have accumulated losses of $9,129,238. As a result, our management has expressed substantial doubt about our ability to continue as a going concern.  The continuation of our operations depends on our ability to complete equity or debt financings as we need capital or generate capital from profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

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

We owe approximately $2.42 million to related parties. To pay out this debt or a portion thereof, we may issue shares of our common stock, which will result in substantial dilution to our existing shareholders.

As of January 31, 2018, we owed $2,415,173 to related parties for loans and for services rendered to us.  We do not have the cash resources to pay this debt and we may decide to partially pay these individuals by issuing shares of our common stock to them.  Because of the low market value of our common stock, the issuance of shares will result in substantial dilution to the percentage of our outstanding common stock owned by our current shareholders.

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

Our securities are not listed on a national securities exchange or quoted on an inter-dealer quotation system that requires that directors be independent. Using the definition of “independent” in Rule 5605 of Nasdaq Rules, we have determined that none of our directors are independent. Our directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

ITEM 2: PROPERTIES

Our executive offices are located at 278 Bay Street, Suite 102, Thunder Bay, ON P7B 1R8. Our president, Caitlin Jeffs, provides this space free of charge although she is under no obligation to do so. We also have a field and administrative office in Vallenar, Chile, which we rent on a month to month basis at the rate of 550,000 Chilean pesos (approximately $1,000) per month. We believe that these properties are suitable and adequate for our business operations.

We have assembled interests in three mineral properties in Chile - the Farellon, Mateo, and Perth - which we have described in Item 1 of this Annual Report on Form 10-K.

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

Table 12: High and low bids

	High	Low
Fiscal year ended January 31, 2018
First quarter	$0.04	$0.04
Second quarter	$0.04	$0.04
Third quarter	$0.04	$0.04
Fourth quarter	$0.07	$0.03
Fiscal year ended January 31, 2017
First quarter	$0.03	$0.03
Second quarter	$0.03	$0.025
Third quarter	$0.066	$0.025
Fourth quarter	$0.06	$0.04

As of April 30, 2018, we had 40 shareholders of record according to a shareholder’s list provided to us by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, Nevada, 89014.

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

Securities Authorized for Issuance under Equity Compensation Plans

Table 13 provides information as of January 31, 2018, regarding the Red Metal Resources Ltd. 2011 Equity Incentive Plan (the “2011 Plan”), as amended on May 18, 2012, under which equity securities of Red Metal are authorized for issuance.

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

Recent Issuances of Unregistered Securities

On December 9, 2017, we issued 357,143 shares of our common stock with a fair value of $25,000 as consideration for the third option payment to acquire interest in the Quina claim. The shares were issued pursuant to the provisions of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act.”)

On April 20, 2018, we issued 2,500,000 units of our common stock at a price of $0.075 per unit for a total proceeds to $187,500. Each unit consisted of one common share and one share purchase warrant entitling a holder to purchase one additional common share for a period of two years after closing at an exercise price of $0.1875 per share. We may accelerate the expiration date of the warrants if the daily volume weighted average share price of our common shares equals to or is greater than CAD$0.30 as posted on Canadian Securities Exchange, or USD$0.225 as posted on OTC Link alternative trading system (or such other stock exchange as the Company’s common shares are then trading on) for 10 consecutive trading days. The units were issued pursuant to the provisions of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act.”)

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

On February 28, 2017, we signed a letter of intent with Power Americas Minerals Corp (“Power Americas”) to sell on the exercise of three separate options all our interest in the Farellon Property, the Perth Property and the Mateo Property in exchange for aggregate consideration of twenty-five million common shares of Power Americas and a one-time payment of US$250,000. The completion of the transaction was subject to a number of conditions including, but not limited to, a customary due-diligence undertaken by Power Americas as well as an approval from TSX Venture Exchange (the “TSXV”). As of the date of the filing of this Annual Report, Power Americas has not finalized their due-diligence process and, as such, the LOI has expired.

Consistent with our historical practices we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Please refer to the section ‘Unproved Mineral Properties’ under Item 1 of this Annual Report for a detailed description of our unproved mineral assets and associated exploration campaigns.

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

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 14 summarizes and compares our financial condition at January 31, 2018, to the year ended January 31, 2017.

Table 14: Comparison of financial condition

	January 31, 2018	January 31, 2017
Working capital deficit	$(3,007,331)	$(2,583,765)
Current assets	$9,426	$14,731
Unproved mineral properties	$694,616	$585,850
Total liabilities	$3,016,757	$2,598,496
Common stock and additional paid in capital	$6,838,837	$6,813,837
Accumulated other comprehensive income	$(20,348)	$26,153
Deficit	$(9,129,238)	$(8,835,401)

Selected Financial Results

YEARS ENDED JANUARY 31, 2018 AND JANUARY 31, 2017

Our results of operations for the years ended January 31, 2018 and 2017 and the changes between those periods are summarized in Table 15.

Table 15: Summary of operating results

	Year ended January 31,		Changes between the years ended January 31,
	2018	2017	2018 and 2017

Operating expenses	$(231,150)	$(223,029)	$8,121
Other items:
Foreign exchange	(1,663)	(66)	1,597
Reversal of debt	41,807	-	41,807
Interest on current debt	(102,831)	(99,740)	3,091
Net royalty income	-	13,355	(13,355)
Net loss	(293,837)	(309,480)	(15,643)
Unrealized foreign exchange loss	(46,501)	(47,799)	(1,298)
Comprehensive loss	$(340,338)	$(357,279)	$(16,941)

Revenue. We did not generate any revenue during the years ended January 31, 2018 and 2017. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses increased by $8,121, or 3.6%, from $223,029 for the year ended January 31, 2017 to $231,150 for the year ended January 31, 2018. The marginal increase in our operating expenses resulted mainly from foreign exchange fluctuations, as we continued to control our overall operating costs.

Our operating expenses for the years ended January 31, 2018 and 2017 consisted of the following:

Table 16: Details of changes in operating expenses

	Year ended January 31,		Changes between the years ended January 31,
	2018	2017	2018 and 2017
Operating expenses
Amortization	$675	$885	$(210)
Consulting fees	60,000	60,000	-
General and administrative	63,958	68,506	(4,548)
Mineral exploration costs	1,868	4,188	(2,320)
Professional fees	18,702	16,870	1,832
Rent	10,245	9,838	407
Regulatory	10,461	8,066	2,395
Salaries, wages and benefits	65,241	54,676	10,565
Total operating expenses	$231,150	$223,029	$8,121

The most significant year-to-date changes included the following:

•

During the year ended January 31, 2018, our salaries paid to the staff employed through our Chilean subsidiary increased by 19.3% from $54,676 we incurred during the year ended January 31, 2017, to  $65,241 we incurred during the year ended January 31, 2017. The increase was mainly associated with restructuring of local operations and, to a minor extent, with fluctuation of foreign exchange rates between Chilean Peso and the US dollar.

•

Our general and administrative expenses decreased by 6.6%, or $4,548 to $63,958 during the year ended January 31, 2018, as compared to $68,506 we incurred in general and administrative expenses during the year ended January 31, 2017. The decrease was associated with reduced administrative, advertising and travel and entertainment expenses, which were in part offset by increased bank service charges, automobile and IVA tax expenses.

•

Our mineral and exploration expenses decreased by $2,320, or 55.4%; from $4,188 we incurred during the year ended January 31, 2017, to $1,868 we incurred during the year ended January 31, 2018.

•

Our regulatory and compliance fees increased by $2,395, or 29.7%; from $8,066 we incurred during the year ended January 31, 2017, to $10,461 we incurred during the year ended January 31, 2018.

Other items. To continue our operations we were required to incur additional debt with our debt holders, which amounted to $102,831, a $3,091 increase as compared to $99,740 in interest we accrued during the year ended January 31, 2017. In addition, we recorded realized foreign exchange loss of $1,663, which resulted from fluctuation of US and Canadian dollars. These expenses were offset by $41,807 recovery which resulted from reversal of old debt which exceeded the statute of limitation under Chilean law.

Comprehensive loss. Our comprehensive loss for the year ended January 31, 2018 was $340,338 as compared to the comprehensive loss of $357,279 we recorded for the year ended January 31, 2017. During the year ended January 31, 2018, the comprehensive loss included $46,501 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the year ended January 31, 2017, the comprehensive loss included $47,799 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity

GOING CONCERN

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements, if possible.  At January 31, 2018, we had a working capital deficit of $3,007,331 and accumulated losses of $9,129,238 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties and geological services.

Sources and uses of cash

YEARS ENDED JANUARY 31, 2018 AND 2017

Table 17 summarizes our sources and uses of cash for the years ended January 31, 2018 and 2017.

Table 17: Summary of sources and uses of cash

	January 31,
	2018	2017
Net cash used in operating activities	$(122,986)	$(107,102)
Net cash used in investing activities	(35,921)	(50,462)
Net cash provided by financing activities	153,474	161,577
Effect of foreign currency exchange	146	1,505
Net increase (decrease) in cash	$(5,287)	$5,518

Net cash used in operating activities

During the year ended January 31, 2018, we used net cash of $122,986 in operating activities. We used $232,318 to cover our cash operating costs and $3,785 to repay interest accumulated on notes payable. These uses of cash were offset by increases in accounts payable of $32,961 and accrued liabilities of $9,544 and by decreases in prepaids and other receivables of $77. In addition, our accounts payable to related parties increased by $70,535, the increase was associated mainly with administration and consulting fees, as well as interest charged on unpaid trade accounts payable with related parties.

During the year ended January 31, 2017, we used net cash of $107,102 in operating activities. We used $225,810 to cover our cash operating costs and $2,420 to increase our prepaids and other receivables. These uses of cash were offset by increases in accounts payable of $25,788 and accrued liabilities of $23,839. In addition, our accounts payable to related parties increased by $71,501, the increase was associated mainly with administration and consulting fees, as well as interest charged on unpaid trade accounts payable with related parties.

Certain non-cash changes in operating assets and liabilities

During the year ended January 31, 2018, our outstanding notes payable to related parties resulted in accrual of $84,809 in interest expense; our trade accounts payable with related parties resulted in further $14,614 in interest expense. Our notes payable to non-related party accumulated $3,228 in interest expense. In addition, we recorded $675 in amortization of equipment we use for mineral exploration. The above non-cash expenses were offset by $41,807 recovery we recognized on the reversal of old debt which exceeded the statute of limitation under Chilean law.

During the year ended January 31, 2017, our outstanding notes payable to related parties resulted in accrual of $65,563 in interest expense; our trade accounts payable with related parties resulted in further $14,329 in interest expense. Our notes payable to non-related party accumulated $2,893 in interest expense. In addition, we recorded $885 in amortization of equipment we use for mineral exploration.

Net cash used in investing activities

During the years ended January 31, 2018 and 2017, we spent $35,921  and $50,462 , respectively, acquiring mineral claims. Of these amounts $25,000 (2017 - $25,000) was used to acquire Exeter claim and $10,921 (2017 - $25,462) to pay annual mineral property taxes on our claims.

Net cash provided by financing activities

During the year ended January 31, 2018, we borrowed $30,000 and $19,580 (CAD$26,000) from our significant shareholder, and $5,740 and $106,656 (CAD$138,505) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly. During the same period we paid $8,502 to Mr. Kevin Mitchell to reduce our liability to Mr. Mitchell under the notes payable we issued to him.

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

Contingencies and commitments

We had no contingencies at January 31, 2018.

As of the date of the filing of this Annual Report on Form 10-K we have the following long-term contractual obligations and commitments:

Farellon royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellon Alto 1 - 8 claim up to a total of $600,000. The royalty payments are due monthly once exploitation begins and are subject to minimum payments of $1,000 per month. During our small scale mining operations that ceased in the first quarter of our Fiscal 2018, we were required to pay the vendor a royalty equal to 5% of the net sales of minerals extracted from the Farellon Alto 1 - 8 claim, subject to minimum payments of $1,000 per month. These payments were discontinued once we stopped the small scale mining operation, and could not be offset against the original 1.5% royalty commitment.

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

Debt financing

Between February 1, 2016 and January 31, 2018, we borrowed a total of $312,020 from related parties.  Information about these transactions is included in the section of this report titled “Certain Relationships and Related Transactions, and Director Independence”. In addition, during the year ended January 31, 2017, we borrowed $11,533 from Mr. Mitchell, our former legal representative in Chile. During the year ended January 31, 2018, we paid Mr. Mitchell a total of $12,287, of which $8,502 was applied towards the principal of notes payable we issued to Mr. Mitchell and $3,785 was used to repay interest accumulated on these notes.

Challenges and risks

We do not anticipate generating any revenue over the next twelve months, therefore, we plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, including, but not limited to, a downturn of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. We may consider entering into joint venture partnerships with other resource companies to complete a mineral exploration programs on our properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at January 31, 2018, we owed approximately $2.42 million to related parties for loans and services that have been provided to us.  We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Trends, events or uncertainties that may impact results of operations or liquidity

Since we rely on sales of our securities and loans to continue our operations any uncertainty in the equity markets can have a detrimental impact on our operations. Current trends in the industry and uncertainty that exists in equity markets have resulted in less capital available to us and less appetite for risk by investors.  Furthermore, we have found that locating other mineral exploration companies with available funds who are willing to engage in risky ventures such as the exploration of our properties has become very difficult.  If we are unable to raise additional capital, we may not be able to develop our properties or continue our operations.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Red Metal Resources Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Red Metal Resources Ltd. (the "Company") as of January 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2010.

Vancouver, Canada

May 11, 2018

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	January 31, 2018	January 31, 2017

ASSETS
Current assets

Cash	$2,392	$7,679
Prepaids and other receivables	7,034	7,052
Total current assets	9,426	14,731

Equipment, net	1,966	2,504
Unproved mineral properties	694,616	585,850
Total assets	$706,008	$603,085

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$387,961	$388,977
Accrued liabilities	179,239	162,794
Due to related parties	1,196,798	1,073,015
Notes payable	34,384	40,625
Notes payable to related parties	1,218,375	933,085
Total liabilities	3,016,757	2,598,496

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 35,004,588 and 34,647,445 issued and outstanding at January 31, 2018 and January 31, 2017, respectively	35,004	34,647
Additional paid in capital	6,803,833	6,779,190
Deficit	(9,129,238)	(8,835,401)
Accumulated other comprehensive income (loss)	(20,348)	26,153
Total stockholders' deficit	(2,310,749)	(1,995,411)
Total liabilities and stockholders' deficit	$706,008	$603,085

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	January 31, 2018	January 31, 2017

Operating expenses:
Amortization	$675	$885
Consulting fees	60,000	60,000
General and administrative	63,958	68,506
Mineral exploration costs	1,868	4,188
Professional fees	18,702	16,870
Rent	10,245	9,838
Regulatory	10,461	8,066
Salaries, wages and benefits	65,241	54,676
	(231,150)	(223,029)

Other items
Foreign exchange loss	(1,663)	(66)
Reversal of debt	41,807	-
Interest on current debt	(102,831)	(99,740)
Net royalty income	-	13,355
Net loss	(293,837)	(309,480)

Unrealized foreign exchange translation loss	(46,501)	(47,799)
Comprehensive loss	$(340,338)	$(357,279)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	34,699,304	34,342,995

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2016	34,290,302	$34,290	$6,754,547	$(8,525,921)	$73,952	$(1,663,132)

Stock issued for mineral property	357,143	357	24,643	-	-	25,000
Net loss for the year	-	-	-	(309,480)	-	(309,480)
Foreign exchange translation	-	-	-	-	(47,799)	(47,799)

Balance at January 31, 2017	34,647,445	34,647	6,779,190	(8,835,401)	26,153	(1,995,411)

Stock issued for mineral property	357,143	357	24,643	-	-	25,000
Net loss for the year	-	-	-	(293,837)	-	(293,837)
Foreign exchange translation	-	-	-	-	(46,501)	(46,501)

Balance at January 31, 2018	35,004,588	$35,004	$6,803,833	$(9,129,238)	$(20,348)	$(2,310,749)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	January 31, 2018	January 31, 2017

Cash flows used in operating activities:
Net loss	$(293,837)	$(309,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	84,809	65,563
Accrued interest on related party payables	14,614	14,329
Accrued interest on notes payable	3,228	2,893
Amortization	675	885
Reversal of debt	(41,807)	-

Changes in operating assets and liabilities:
Prepaids and other receivables	77	(2,420)
Accounts payable	32,961	25,788
Accrued liabilities	9,544	23,839
Due to related parties	70,535	71,501
Cash paid for interest on notes payable	(3,785)	-
Net cash used in operating activities	(122,986)	(107,102)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(35,921)	(50,462)
Net cash used in investing activities	(35,921)	(50,462)

Cash flows provided by financing activities:
Cash received for notes payable to related parties	161,976	150,044
Cash received (paid) for notes payable	(8,502)	11,533
Net cash provided by financing activities	153,474	161,577

Effects of foreign currency exchange	146	1,505

Increase (decrease) in cash	(5,287)	5,518
Cash, beginning	7,679	2,161
Cash, ending	$2,392	$7,679

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$3,785	$-

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has generated only minimal income to date, and has accumulated losses of $9,129,238 since inception. The Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through equity and/or debt financings, and by entering into joint venture agreements. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, the continued financial support from related party creditors, and ultimately on generating profitable operations.

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

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, prepaid and other receivables, accounts payable, and amounts due to related parties approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

The fair value hierarchy under US GAAP is based on the following three levels of inputs, of which the first two are considered observable and the last unobservable:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2: Observable inputs other than Level I, quoted prices for similar assets or liabilities in active prices whose inputs are observable or whose significant value drivers are observable; and

Level 3: Assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2018	January 31, 2017

Due to a company owned by an officer (a)	$699,882	$629,032
Due to a company controlled by directors (b)	371,303	338,398
Due to a company controlled by a major shareholder (a)	85,906	68,563
Due to a major shareholder (a)	39,707	37,022
Total due to related parties	$1,196,798	$1,073,015

Note payable to the Chief Executive Officer (“CEO”) (c)	$478,355	$312,797
Note payable to the Chief Financial Officer (“CFO”) (c)	13,724	12,672
Note payable to a major shareholder (c)	569,064	470,646
Note payable to a company controlled by directors (c)	157,232	136,970
Total notes payable to related parties	$1,218,375	$933,085

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the year ended January 31, 2018, the Company accrued $84,809 (2017 - $65,563) in interest expense on the notes payable to related parties and $14,614 (2017 - $14,329) in interest expense on trade accounts payable with related parties.

Transactions with Related Parties

During the years ended January 31, 2018 and 2017, the Company incurred the following expenses with related parties:

	January 31, 2018	January 31, 2017

Consulting fees paid or accrued to a company owned by the CFO	$60,000	$60,000
Rent fees paid or accrued to a company controlled by a major shareholder	$10,245	$9,838

NOTE 4 - UNPROVED MINERAL PROPERTIES

Following are the schedules of the Company’s unproved mineral properties as at January 31, 2018 and 2017:

Mineral Claims at January 31, 2018	January 31, 2017	Additions/ Payments	Property Taxes Paid/ Accrued	Effect of foreign currency translation	January 31, 2018
Farellon Project
Farellon Alto 1-8(1)	$412,782	$--	$282	$29,963	$443,027
Quina	80,315	25,000	3,790	8,040	117,145
Exeter	57,165	25,000	3,549	7,027	92,741
	550,262	50,000	7,621	45,030	652,913

Perth Project	35,588	--	3,300	2,815	41,703

Total Costs	$585,850	$50,000	$10,921	$47,845	$694,616

(1) During the year ended January 31, 2018, the small scale mining operations carried out by a third-party on the Farellon Alto 1-8 property (the “Farellon”) were terminated, and as such the Company did not receive any royalty payments. In connection with the above, the Company had no obligation to make royalty payments to the original vendor of the Farellon.

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

In order to acquire the 100% interest in the Quina Claim, the Company is required to pay a total of $150,000, which, at discretion of the Company, can be paid in a combination of shares of the Company and cash over four years, as detailed in the following schedule:

Date	Option Payment	Shares Issued
Upon execution of the option agreement (“Execution date”) (paid)	$25,000	500,000
12 months subsequent to the Execution date (paid)	25,000	833,333
24 months subsequent to the Execution date (paid)	25,000	357,143
36 months subsequent to the Execution date (pad)	25,000	357,143
48 months subsequent to the Execution date	50,000	n/a
Total	$150,000	2,047,619

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

In order to acquire 100% interest in the Exeter Claim, the Company is required to pay a total of $150,000 as outlined in the following schedule:

Option Payment
Upon execution of the option agreement (“Execution date”) (paid)	$25,000
On or before May 12, 2016 (paid)	25,000
On or before May 12, 2017 (paid)	25,000
On or before May 12, 2018	25,000
On or before May 12, 2019	50,000
Total	$150,000

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

NOTE 5- COMMON STOCK

On December 9, 2017, the Company issued 357,143 shares of its common stock with a fair value of $25,000 as consideration for the fourth option payment to acquire an interest in the Quina Claim (Note 4).

On December 8, 2016, the Company issued 357,143 shares of its common stock with a fair value of $25,000 as consideration for the third option payment to acquire an interest in the Quina Claim (Note 4).

Warrants

At January 31, 2018 and 2017, the Company did not have any warrants issued and exercisable.

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

NOTE 6 - INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	January 31, 2018	January 31, 2017
Net loss	$(293,837)	$(309,480)
Statutory income tax rate	21%	34%
Expected in tax recovery at statutory income tax rates	(62,000)	(105,000)
Permanent differences and other	--	42,000
Difference in foreign tax rates, foreign exchange, other	(8,000)	--
Change in tax rate	162,000	--
Adjustment to prior year provisions versus statutory tax returns	330,000	(116,000)
Change in valuation allowance	(422,000)	179,000
Income tax recovery	$--	$--

Temporary differences that give rise to the following deferred tax assets and liabilities at are:

	January 31, 2018	January 31, 2017
Deferred tax assets (liabilities)
Federal loss carry forwards	$715,000	$1,179,000
Foreign loss carry forwards	877,000	1,065,000
Mineral properties	31,000	(199,000)
	1,623,000	2,045,000
Valuation allowance	(1,623,00)	(2,045,000)
	$--	$--

The Company has approximately $3,400,000 of United States federal net operating loss carry forwards that may be offset against future taxable income. These losses may be carried forward indefinitely.

The Company also has approximately $3,250,000 of Chilean tax losses. The Chilean tax losses can be carried forward indefinitely.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to January 31, 2018, the Company entered into a number of loan agreements with Ms. Jeffs, the Company’s CEO and President, for $15,788 (CAD$20,000) and $895. The loans are unsecured, due on demand, with interest payable at a rate of 8% per annum.

On March 12, 2018, the Company accepted a subscription agreement for a total of 2,500,000 units of the Company’s common stock at a price of $0.075 per unit for a total proceeds of $187,500. The units were issued on April 20, 2018. Each unit consisted of one common share of the Company and one share purchase warrant entitling a holder to purchase one additional common share for a period of two years after closing at an exercise price of $0.1875 per share. The Company may accelerate the expiration date of the warrants if the daily volume weighted average share price of the Company’s common shares equals to or is greater than CAD$0.30 as posted on Canadian Securities Exchange, or USD$0.225 as posted on OTC Link alternative trading system (or such other stock exchange as the Company’s common shares are then trading on) for ten consecutive trading days.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer determined that, as of January 31, 2018, our internal control over financial reporting was not effective due to limited segregation of duties.

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

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 18 contains certain information regarding our directors and executive officers. There is a family relationship between Caitlin Jeffs and Michael Thompson.  Directors serve until their successors are duly elected and qualified.

Table 18: Directors and officers

Name	Age	Position
Caitlin Jeffs	42	Director, Chief Executive Officer, President and Secretary
Michael Thompson	48	Director and Vice President of Exploration
Joao (John) da Costa	53	Director, Chief Financial Officer and Treasurer

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our code of ethics will be provided to any person without charge, upon request.  Requests should be in writing and addressed to Caitlin Jeffs, c/o Red Metal Resources Ltd., 278 Bay Street, Suite 102, Thunder Bay, ON P7B 1R8.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

Table 19: Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Caitlin Jeffs Chief Executive Officer, President and Secretary	2018 2017	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	14,614(1) 14,329(1)	14,614 14,329
Michael Thompson Vice President of Exploration	2018 2017	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	14,614(1) 14,329(1)	14,614 14,329
Joao (John) da Costa Chief Financial Officer and Treasurer	2018 2017	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	60,000(2) 60,000(2)	60,000 60,000

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

In the past we have not paid compensation to our Named Executive Officers, although we have paid and continue to pay or accrue fees to entities controlled by our Named Executive Officers for services rendered to us.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.  In the past we have granted options to purchase our common stock to our Named Executive Officers as compensation for the services they render to us in our day-to-day operations.  Grants of options allow us to conserve cash at the same time as they increase the proprietary interest of our Named Executive Officers in the Company, thereby aligning their interests with those of our shareholders.  In the future, we may pay cash compensation to our Named Executive Officers and we may pay bonuses of cash or securities as a way of rewarding exceptional performance.  We did not pay bonuses during the fiscal year ended January 31, 2018.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 20 presents, as of May 14, 2018, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. As of May 14, 2018, there were 37,504,588 shares of our common stock issued and outstanding.

Table 20: Security ownership

Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Security Ownership of Management
Common stock	Caitlin Jeffs 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	1,691,909	4.51%
Common stock	Michael Thompson 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	86,191	0.23%
Common stock	Fladgate Exploration Consulting Corp.(a) 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	330,087	0.88%
Common stock	Joao (John) da Costa 789 West Pender Street, Unit 810 Vancouver, BC V6C 1H2	743,691	1.98%
	All officers and directors as a group	2,851,878	7.60%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common stock	Diane Bjola(b) 85 Norquay Rd. Victoria, BC V9B 1V1	5,000,000	12.50%
Common stock	Richard N. Jeffs 11750 Fairtide Road Ladysmith, BC V9G 1K5	3,738,785	9.97%
Common stock	Robert Andjelic PO Box 69 Millarville, AB T0L 1K0	2,500,000	6.67%

(a)

Fladgate Exploration Consulting Corporation is controlled by Caitlin Jeffs and Michael Thompson.

(b)

5,000,000 shares listed as being beneficially held by Mrs. Bjola include warrants to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.1875 per share, subject to acceleration right as more fully described in the Recent Issuances of Unregistered Securities section under Item 5 of this Annual Report.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Using the definition of “independent” in Rule 5605 of the Rules of The Nasdaq Stock Market, we have determined that none of our directors is independent.

Transactions with Related Persons

Since February 1, 2016, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Loans from Richard N. Jeffs

During the year ended January 31, 2018, we borrowed from Richard N. Jeffs, our major shareholder, $30,000 and $19,580 (CAD$26,000). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of January 31, 2018, we were indebted to Mr. Jeffs in the amount of $569,064 (2017 - $470,646), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $106,813 (2017 - $64,300).

Loans from Caitlin L. Jeffs

During the year ended January 31, 2018, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $5,740 and $106,656 (CAD$138,505). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of January 31, 2018, we were indebted to Ms. Jeffs in the amount of $478,355 (2017 - $312,797), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $113,983 (2017 - $78,315).

Loans from John da Costa

At January 31, 2018, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $13,724 (2017 - $12,672), consisting of the full principal of the loan we received from Mr. da Costa plus accrued interest of $5,224 (2017 - $4,172). We did not borrow any additional funds from Mr. da Costa during the year ended January 31, 2018.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the year ended January 31, 2018, we accrued $60,000 (2017 - $60,000) to Da Costa Management for services provided by them.  This amount has been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. As of January 31, 2018, we were indebted to Da Costa Management Corp. in the amount of $699,882 for unpaid fees (2017 - $629,032).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the entity.  During the years ended January 31, 2018, and 2017, we did not have any transaction with Fladgate, except for $14,614 (2017 - $14,329) in interest we accrued on unpaid invoices. This amount has been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. As of January 31, 2018, we were indebted to Fladgate in the amount of $371,303 for unpaid fees (2017 - $338,398).

In addition, at January 31, 2018, we were indebted to Fladgate in the amount of $157,232 (2017 - $136,970), consisting of the full principal of all loans we received from Fladgate, plus accrued interest of $52,218 (2017 - $37,896).

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. Richard N. Jeffs, our major shareholders is the principal of Minera Farellon Limitada, owning 50% of the entity. During the year ended January 31, 2018, we accrued $10,245 (2017 - $9,838) in office rental fees. As of January 31, 2018, we were indebted to Minera Farellon in the amount of $85,906 for unpaid fees (2017 - $68,563).

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

2018 - $19,588 - Dale Matheson Carr-Hilton Labonte LLP

2017 - $16,620 - Dale Matheson Carr-Hilton Labonte LLP

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2018 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2017 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2018 - $810 - Dale Matheson Carr-Hilton Labonte LLP

2017 - $1,270 - Dale Matheson Carr-Hilton Labonte LLP

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2018 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2017 - $0 - Dale Matheson Carr-Hilton Labonte LLP

We do not have an audit committee. Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services.

ITEM 15: EXHIBITS

See the index to financial statements on page 41.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	By-laws(1)
10.1	Red Metal Resources Ltd. 2011 Equity Incentive Plan(2)
10.2	Memorandum (Minutes) of Understanding between Geoactiva Spa and Minera Polymet Limitada (3)
10.3	Extension of Memorandum of Understanding between Geoactiva Spa and Minera Polymet Limitada (4)
10.4	Unilateral Purchase Option Contract for Mining Properties: Minera Polymet Limitada to Geoactiva SpA, dated April 30, 2013 (English translation of text) (5)
10.5	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchel (6)
10.6	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation (7)
10.7	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54 in Spanish (8)
10.8	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54, English translation (8)
10.9

Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008, between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada, dated December 9, 2013; English translation.(9)

10.10

Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008, between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada dated December 9, 2013 in Spanish.(9)

10.11	Letter of Intent between Red Metal Resources Ltd. And Power Americas Minerals Corp. dated for reference February 28, 2017(9)
21.1	List of significant subsidiaries of Red Metal Resources Ltd.

Exhibit	Description
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification pursuant to Section 1350 of Title 18 of the United States Code
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

Dated: May 14, 2018

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Caitlin Jeffs Caitlin Jeffs	Chief Executive Officer, (Principal Executive Officer) President, Secretary and Member of the Board of Directors	May 14, 2018

/s/ Joao (John) da Costa Joao (John) da Costa	Chief Financial Officer and director (Principal Financial and Accounting Officer) and Member of the Board of Directors	May 14, 2018

/s/ Michael Thompson Michael Thompson	Vice President of Exploration and Member of the Board of Directors	May 14, 2018