Form 10-Q
period 2018-04-30
RED METAL RESOURCES, LTD.
filed 2018-06-19
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 19, 2018, the number of shares of the registrant’s common stock outstanding was 37,504,588.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	April 30, 2018	January 31, 2018
	(Unaudited)

ASSETS

Current assets
Cash	$148,702	$2,392
Prepaids and other receivables	7,812	7,034
Total current assets	156,514	9,426

Equipment, net	1,818	1,966
Unproved mineral properties	714,772	694,616
Total assets	$873,104	$706,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$391,005	$387,961
Accrued liabilities	185,208	179,239
Due to related parties	1,196,305	1,196,798
Notes payable	35,043	34,384
Notes payable to related parties	1,229,511	1,218,375
Total liabilities	3,037,072	3,016,757

Stockholders' deficit
Common stock, $0.001 par value, authorized 500,000,000, 37,504,588 and 35,004,588 issued and outstanding at April 30, 2018 and January 31, 2018, respectively	37,504	35,004
Additional paid-in capital	6,988,833	6,803,833
Deficit	(9,223,092)	(9,129,238)
Accumulated other comprehensive income (loss)	32,787	(20,348)
Total stockholders' deficit	(2,163,968)	(2,310,749)
Total liabilities and stockholders' deficit	$873,104	$706,008

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended April 30,
	2018	2017

Operating expenses:
Amortization	$145	$182
Consulting fees	15,000	15,000
General and administrative	11,757	16,299
Mineral exploration costs	10,530	444
Professional fees	7,619	1,025
Rent	2,749	2,525
Regulatory	2,652	1,127
Salaries, wages and benefits	19,109	17,573
	(69,561)	(54,175)

Other items:
Foreign exchange gain	3,641	4
Interest on current debt	(27,934)	(22,582)
Net royalty income	-	493
Net loss	(93,854)	(76,260)

Unrealized foreign exchange translation gain	53,135	41,399
Comprehensive loss	$(40,719)	$(34,861)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	35,285,487	34,647,445

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2017	34,647,445	$34,647	$6,779,190	$(8,835,401)	$26,153	$(1,995,411)

Net loss for the three months ended April 30, 2017	-	-	-	(76,260)	-	(76,260)
Foreign exchange translation	-	-	-	-	41,399	41,399

Balance at April 30, 2017	34,647,445	34,647	6,779,190	(8,911,661)	67,552	(2,030,272)

Stock issued for mineral property	357,143	357	24,643	-	-	25,000
Net loss for the nine months ended January 31, 2018	-	-	-	(217,577)	-	(217,577)
Foreign exchange translation	-	-	-	-	(87,900)	(87,900)

Balance at January 31, 2018	35,004,588	35,004	6,803,833	(9,129,238)	(20,348)	(2,310,749)

Stock issued for cash	2,500,000	2,500	185,000	-	-	187,500
Net loss for the three months ended April 30, 2018	-	-	-	(93,854)	-	(93,854)
Foreign exchange translation	-	-	-	-	53,135	53,135

Balance at April 30, 2018	37,504,588	$37,504	$6,988,833	$(9,223,092)	$32,787	$(2,163,968)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended April 30,
	2018	2017

Cash flows used in operating activities:
Net loss	$(93,854)	$(76,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	23,547	18,310
Accrued interest on related party payables	3,611	3,458
Accrued interest on notes payable	741	791
Amortization	145	182

Changes in operating assets and liabilities:
Prepaids and other receivables	(791)	(4,595)
Accounts payable	4,272	11,612
Accrued liabilities	6,223	3,212
Due to related parties	17,749	17,525
Net cash used in operating activities	(38,357)	(25,765)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(21,677)	(3,008)
Net cash used in investing activities	(21,677)	(3,008)

Cash flows provided by financing activities:
Cash received for notes payable to related parties	16,932	29,032
Issuance of common stock for private placement	187,500	-
Net cash provided by financing activities	204,432	29,032

Effects of foreign currency exchange	1,912	(492)

Increase (decrease) in cash	146,310	(233)
Cash, beginning	2,392	7,679
Cash, ending	$148,702	$7,446

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2018

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2018, are not necessarily indicative of the results that may be expected for the year ending January 31, 2019.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2018	January 31, 2018

Due to a company owned by an officer (a)	$706,911	$699,882
Due to a company controlled by directors (b)	361,374	371,303
Due to a company controlled by a major shareholder (a)	88,399	85,906
Due to a major shareholder (a)	39,621	39,707
Total due to related parties	$1,196,305	$1,196,798

Note payable to the Chief Executive Officer (“CEO”) (c)	$486,948	$478,355
Note payable to the Chief Financial Officer (“CFO”) (c)	13,993	13,724
Note payable to a major shareholder (c)	575,034	569,064
Note payable to a company controlled by directors (c)	153,536	157,232
Total notes payable to related parties	$1,229,511	$1,218,375

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 10%.

(c) Amounts are unsecured, due on demand and bear interest at 8%.

During the three-month period ended April 30, 2018, the Company accrued $23,547 (April 30, 2017 - $18,310) in interest expense on the notes payable to related parties and $3,611 (April 30, 2017 - $3,458) in interest expense on trade accounts payable with related parties.

Transactions with Related Parties

During the three-month periods ended April 30, 2018 and 2017, the Company incurred the following expenses with related parties:

	April 30, 2018	April 30, 2017

Consulting fees paid or accrued to a company owned by the CFO	$15,000	$15,000
Rent fees paid or accrued to a company controlled by a major shareholder	$2,749	$2,525

NOTE 3 - UNPROVED MINERAL PROPERTIES

Following are the schedules of the Company’s unproved mineral properties as at April 30, 2018:

Mineral Claims	January 31, 2018	Property Taxes Paid	Effect of foreign currency translation	April 30, 2018
Farellon Project
Farellon Alto 1-8	$443,027	$10,635	$(964)	$452,698
Quina	117,145	1,962	(258)	118,849
Exeter	92,741	1,837	(204)	94,374
	652,913	14,434	(1,426)	665,921

Perth Project	41,703	7,243	(95)	48,851

Total Costs	$694,616	$21,677	$(1,521)	$714,772

NOTE 4- COMMON STOCK

On April 20, 2018, the Company issued 2,500,000 units of the Company’s common stock at a price of $0.075 per unit for total proceeds of $187,500. Each unit consisted of one common share of the Company and one share purchase warrant entitling a holder to purchase one additional common share for a period of two years after closing at an exercise price of $0.1875 per share. The Company may accelerate the expiration date of the warrants if the daily volume weighted average share price of the Company’s common shares equals to or is greater than CAD$0.30 as posted on Canadian Securities Exchange, or USD$0.225 as posted on OTC Link alternative trading system (or such other stock exchange as the Company’s common shares are then trading on) for ten consecutive trading days.

Warrants

At April 30, 2018, the Company had 2,500,000 warrants issued and exercisable. Each warrant entitles its holder to purchase one common share for a period of two years expiring on April 20, 2020, at an exercise price of $0.1875 per share, subject to acceleration clause as described above.

NOTE 5 - SUBSEQUENT EVENT

Subsequent to April 30, 2018, the Company made the fourth $25,000 option payment to Minera Stamford S.A. pursuant to the option agreement to acquire a 100% interest in the Exeter Claim.

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at April 30, 2018, to the year ended January 31, 2018.

Table 1: Comparison of financial condition

	April 30, 2018	January 31, 2018
Working capital deficit	$(2,880,558)	$(3,007,331)
Current assets	$156,514	$9,426
Unproved mineral properties	$714,772	$694,616
Total liabilities	$3,037,072	$3,016,757
Common stock and additional paid in capital	$7,026,337	$6,838,837
Accumulated other comprehensive income (loss)	$32,787	$(20,348)
Deficit	$(9,223,092)	$(9,129,238)

Selected Financial Results

THREE MONTHS ENDED APRIL 30, 2018 AND 2017

Our operating results for the three-month periods ended April 30, 2018 and 2017, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended
	April 30, 2018	April 30, 2017	Percentage Increase / (Decrease)
Operating expenses	$(69,561)	$(54,175)	28.4%
Other items:
Foreign exchange loss	3,641	4	90,925.0%
Interest on current debt	(27,934)	(22,582)	23.7%
Net royalty income	-	493	(100.0)%
Net loss	(93,854)	(76,260)	23.1%
Unrealized foreign exchange gain	53,135	41,399	28.3%
Comprehensive loss	$(40,719)	$(34,861)	16.8%

Revenue. We did not generate any revenue during the three months ended April 30, 2018 and 2017. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three months ended April 30, 2018 and 2017, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended
	April 30, 2018	April 30, 2017	Percentage Increase / (Decrease)
Operating expenses
Amortization	$145	$182	(20.3)%
Consulting fees	15,000	15,000	0.0%
General and administrative	11,757	16,299	(27.9)%
Mineral exploration costs	10,530	444	2,271.6%
Professional fees	7,619	1,025	643.3%
Rent	2,749	2,525	8.9%
Regulatory	2,652	1,127	135.3%
Salaries, wages and benefits	19,109	17,573	8.7%
Total operating expenses	$69,561	$54,175	28.4%

Our operating expenses increased by $15,386, or 28.4%, from $54,175 for the three-month period ended April 30, 2017 to $69,561 for the three-month period ended April 30, 2018. The most significant changes that occurred during the three-month period ended April 30, 2018 were as follows;

•

Our mineral and exploration expenses increased by $10,086, or 2,271.6%; from $444 we incurred during the three-month period ended April 30, 2017, to $10,530 we incurred during the three-month period ended April 30, 2018. The higher mineral exploration expenses during the three-month period ended April 30, 2018, were associated with the payment of 2017/18 and 2018/19 property taxes and late payment fees for the claims that comprise our Mateo Property and for the Cecil claim, which is included in our Farellon Property; these claims were impaired during our Fiscal 2016, however, we retain ownership of these claims.

•

Our professional fees increased by $6,594, or 643.3%, from $1,025 we incurred during the three-month period ended April 30, 2017, to $7,619 we incurred during the three-month period ended April 30, 2018. The change was caused by reclassification of some of our vendor payables from administrative fees to professional fees.

•

Our general and administrative expenses decreased by 27.9%, or $4,542 to $11,757 during the three-month period ended April 30, 2018, as compared to $16,299 we incurred in general and administrative expenses during the comparative period ended April 30, 2017. The decrease was associated mostly with reduced administrative and automobile expenses, and was offset in part by increased IVA tax expenses.

•

During the three-month period ended April 30, 2018, our salaries paid to the staff employed through our Chilean subsidiary increased by 8.7% to $19,109 from $17,573 we incurred during the three-month period ended April 30, 2017. The increase was associated with a statutory increase to salary levels imposed by Chilean government, as well as with fluctuation of foreign exchange rates between Chilean Peso and the US dollar.

Other items. To continue our operations we were required to incur additional debt with our debt holders. Our notes payable carry 8% interest, which resulted in $27,934 in interest we accrued during the three-month period ended April 30, 2018, an increase of $5,352 as compared to $22,582 in interest we accrued during the three-month period ended April 30, 2017.

Comprehensive loss. Our comprehensive loss for the three-month period ended April 30, 2018, was $40,719 as compared to the comprehensive loss of $34,861 we recorded for the three-month period ended April 30, 2017. During the three-month period ended April 30, 2018, the comprehensive loss included $53,135 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative three-month period ended April 30, 2017, the comprehensive loss included $41,399 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	April 30, 2018	January 31, 2018	Percentage Increase / (Decrease)
Current assets	$156,514	$9,426	1,560.4%
Current liabilities	3,037,072	3,016,757	0.67%
Working capital deficit	$(2,880,558)	$(3,007,331)	(4.22)%

As of April 30, 2018, we had a cash balance of $148,702, our working capital was represented by a deficit of $2,880,558 and cash used in operations totaled $38,357 for the period then ended.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three-month period ended April 30, 2018. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.

There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 5 summarizes our sources and uses of cash for the three months ended April 30, 2018 and 2017.

Table 5: Summary of sources and uses of cash

	April 30,
	2018	2017
Net cash used in operating activities	$(38,357)	$(25,765)
Net cash used in investing activities	(21,677)	(3,008)
Net cash provided by financing activities	204,432	29,032
Effects of foreign currency exchange	1,912	(492)
Net increase (decrease) in cash	$146,310	$(233)

Net cash used in operating activities

During the three months ended April 30, 2018, we used net cash of $38,357 in operating activities. We used $65,810 to cover our cash operating costs and $791 to increase our prepaid expenses and other receivables.  These uses of cash were offset by increases in accounts payable and accrued liabilities of $4,272 and $6,223, respectively, and by increase to the amounts we owed to our related parties of $17,749.

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

Certain non-cash changes included in the net loss for the period

During the three months ended April 30, 2018, our outstanding notes payable to related parties resulted in accrual of $23,547 in interest, and our notes payable to non-related party accumulated $741 in interest. In addition, we recorded $3,611 in interest associated with unpaid trade accounts payable with related parties, and $145 in amortization.

During the three months ended April 30, 2017, our outstanding notes payable to related parties resulted in accrual of $18,310 in interest expense, and our notes payable to non-related party accumulated $791 in interest expense. In addition, we recorded $3,458 in interest expense associated with unpaid trade accounts payable with related parties, and $182 in amortization.

Net cash used in investing activities

During the three months ended April 30, 2018, we spent $21,677 paying 2017/18 mineral property taxes which remained unpaid during our Fiscal 2018, and 2018/19 mineral property taxes on the exploration claims comprising our Perth and Farellon Properties.

During the three months ended April 30, 2017, we spent $3,008 paying 2017/18 mineral property taxes on several exploration claims within our Perth and Farellon Properties.

Net cash provided by financing activities

During the three months ended April 30, 2018, we borrowed $895 and $16,037 (CAD$20,314) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly. During the same period we received $187,500 on subscription to 2,500,000 units of our common stock at $0.075 per unit.

During the three months ended April 30, 2017, we borrowed $6,500 and $19,580 (CAD$26,000) from our significant shareholder, and $1,615 and $1,337 (CAD$1,827) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At April 30, 2018, we had a working capital deficit of $2,880,558 and accumulated losses of $9,223,092. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Farellon Property. Option to Acquire Exeter Claim

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

Contingencies and Commitments

We had no contingencies at April 30, 2018.

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

Debt Financing

During the period covered by this Quarterly Report on Form 10-Q we borrowed a total of $16,932 from related parties.  The loans are unsecured, due on demand, with interest payable at a rate of 8% per annum.

Challenges and Risks

We do not anticipate generating any revenue over the next twelve months, therefore, we plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, including, but not limited to, a downturn in the state of economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. We may consider entering into joint venture partnerships with other resource companies to complete a mineral exploration programs on our properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at April 30, 2018, we owed approximately $2.43 million to related parties for loans and services that have been provided to us. We do not have the funds to pay this debt; therefore, we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the three-month period ended April 30, 2018, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Richard N. Jeffs

As of April 30, 2018, we were indebted to Mr. Jeffs, our major shareholder in the amount of $575,034 (January 31, 2018 - $569,064), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $117,256 (January 31, 2018 - $106,814) and $39,621 (January 31, 2017 - $39,707) for services.

Loans from Caitlin L. Jeffs

During the three-month period ended April 30, 2018, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $895 and $16,037 (CAD$20,314). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. As of April 30, 2018, we were indebted to Ms. Jeffs in the amount of $486,948 (January 31, 2018 - $478,355), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $119,207 (January 31, 2018 - $113,983).

Loan from John da Costa

At April 30, 2018, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $13,993 (January 31, 2018 - $13,724), consisting of the full principal of the loan we received from Mr. da Costa in Fiscal 2012, plus accrued interest of $5,493 (January 31, 2018 - $5,224). We did not borrow any funds from Mr. da Costa during the three-month period ended April 30, 2018.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the three-month periods ended April 30, 2018 and 2017, we accrued $15,000 to Da Costa Management Corp. for services provided by them.  As of April 30, 2018, we were indebted to Da Costa Management Corp. in the amount of $706,911 for unpaid fees and advances (January 31, 2018 - $699,882).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company.  During the three-month period ended April 30, 2018, we did not have any transactions with Fladgate, except for $3,611 (April 30, 2017 - $3,458) in interest we accrued on unpaid invoices. As of April 30, 2018, we were indebted to Fladgate in the amount of $361,374 for unpaid fees (January 31, 2018 - $371,303). In addition to the unpaid service fees, we were indebted to Fladgate in the amount of $153,536 (January 31, 2018 - $157,232) consisting of full principal of all loans we received from Fladgate to that date, plus accrued interest of $52,965 (January 31, 2018 - $52,218).

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. During the three-month period ended April 30, 2018, we accrued $2,749 in rental fees (April 30, 2017 - $2,525). As of April 30, 2018, we were indebted to Minera Farellon in the amount of $88,399 for unpaid fees and advances received to that date (January 31, 2018 - $85,906).

Critical Accounting Estimates

Preparing financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproved mineral properties.

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

Caitlin Jeffs, our Chief Executive Officer and President, and John da Costa, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as the term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report (the “Evaluation Date”).  Based on their assessment, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

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

Item 1a. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on May 14, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2018, the Company issued 2,500,000 units of the Company’s common stock at a price of $0.075 per unit for total proceeds of $187,500. Each unit consisted of one common share of the Company and one share purchase warrant entitling a holder to purchase one additional common share for a period of two years after closing at an exercise price of $0.1875 per share. The Company may accelerate the expiration date of the warrants if the daily volume weighted average share price of the Company’s common shares equals to or is greater than CAD$0.30 as posted on Canadian Securities Exchange, or USD$0.225 as posted on OTC Link alternative trading system (or such other stock exchange as the Company’s common shares are then trading on) for ten consecutive trading days. The units were issued pursuant to the provisions of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act.”)

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
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2018, formatted in XBRL:

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

Dated: June 19, 2018

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer