Form 10-Q
period 2018-07-31
RED METAL RESOURCES, LTD.
filed 2018-09-14
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 14, 2018, the number of shares of the registrant’s common stock outstanding was 37,504,588.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	July 31, 2018	January 31, 2018
	(Unaudited)

ASSETS

Current assets
Cash	$9,748	$2,392
Prepaids and other receivables	10,956	7,034
Total current assets	20,704	9,426

Equipment, net	1,594	1,966
Unproved mineral properties	703,982	694,616
Total assets	$726,280	$706,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$218,980	$387,961
Accrued liabilities	118,352	179,239
Due to related parties	-	1,196,798
Notes payable	27,090	34,384
Notes payable to related parties	-	1,218,375
Total current liabilities	364,422	3,016,757

Long-term notes payable to related parties	479,995	-
Total liabilities	844,417	3,016,757

Stockholders' deficit
Common stock, $0.001 par value, authorized 500,000,000, 37,504,588 and 35,004,588 issued and outstanding at July 31, 2018 and January 31, 2018, respectively	37,504	35,004
Additional paid-in capital	8,968,677	6,803,833
Deficit	(9,148,001)	(9,129,238)
Accumulated other comprehensive income (loss)	23,683	(20,348)
Total stockholders' deficit	(118,137)	(2,310,749)
Total liabilities and stockholders' deficit	$726,280	$706,008

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

Operating expenses:
Amortization	$130	$171	$275	$353
Consulting fees	15,000	15,000	30,000	30,000
General and administrative	11,199	15,247	22,956	31,546
Mineral exploration costs	1,875	578	12,405	1,022
Professional fees	7,883	2,591	15,502	3,616
Rent	2,580	2,481	5,329	5,006
Regulatory	1,824	4,430	4,476	5,557
Salaries, wages and benefits	18,189	17,289	37,298	34,862
	(58,680)	(57,787)	(128,241)	(111,962)

Other items:
Foreign exchange gain (loss)	186	(46)	3,827	(42)
Extinguishment of debt	162,723	-	162,723	-
Interest on current debt	(29,138)	(25,197)	(57,072)	(47,779)
Net royalty loss	-	(493)	-	-
Net income (loss)	75,091	(83,523)	(18,763)	(159,783)

Unrealized foreign exchange gain (loss)	(9,104)	(95,289)	44,031	(53,890)
Comprehensive income (loss)	$65,987	$(178,812)	$25,268	$(213,673)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	36,413,428	34,647,445	36,413,428	34,647,445

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2017	34,647,445	$34,647	$6,779,190	$(8,835,401)	$26,153	$(1,995,411)

Net loss for the six months ended July 31, 2017	-	-	-	(159,783)	-	(159,783)
Foreign exchange translation	-	-	-	-	(53,890)	(53,890)

Balance at July 31, 2017	34,647,445	34,647	6,779,190	(8,995,184)	(27,737)	(2,209,084)

Stock issued for mineral property	357,143	357	24,643	-	-	25,000
Net loss for the six months ended January 31, 2018	-	-	-	(134,054)	-	(134,054)
Foreign exchange translation	-	-	-	-	7,389	7,389

Balance at January 31, 2018	35,004,588	35,004	6,803,833	(9,129,238)	(20,348)	(2,310,749)

Stock issued for cash	2,500,000	2,500	185,000	-	-	187,500
Extinguishment of related party debt	-	-	1,979,844	-	-	1,979,844
Net loss for the six months ended July 31, 2018	-	-	-	(18,763)	-	(18,763)
Foreign exchange translation	-	-	-	-	44,031	44,031

Balance at July 31, 2018	37,504,588	$37,504	$8,968,677	$(9,148,001)	$23,683	$(118,137)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Six Months Ended July 31,
	2018	2017

Cash flows used in operating activities:
Net loss	$(18,763)	$(159,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	48,377	38,927
Accrued interest on related party payables	7,259	7,060
Accrued interest on notes payable	1,359	1,611
Amortization	275	353
Extinguishment of debt	(162,723)	-

Changes in operating assets and liabilities:
Prepaids and other receivables	(4,341)	(673)
Accounts payable	723	28,701
Accrued liabilities	(55,122)	(6,064)
Due to related parties	34,223	35,006
Repayment of interest accrued on notes payable	(4,646)	-
Net cash used in operating activities	(153,379)	(54,862)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(47,977)	(28,008)
Net cash used in investing activities	(47,977)	(28,008)

Cash flows provided by financing activities:
Cash received for notes payable to related parties	26,034	88,392
Issuance of common stock for private placement	187,500	-
Cash paid for notes payable	(2,130)	-
Net cash provided by financing activities	211,404	88,392

Effects of foreign currency exchange	(2,692)	(1,075)

Increase in cash	7,356	4,447
Cash, beginning	2,392	7,679
Cash, ending	$9,748	$12,126

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$4,646	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

RED METAL RESOURCES LTD.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2018

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended July 31, 2018, are not necessarily indicative of the results that may be expected for the year ending January 31, 2019.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2018	January 31, 2018

Due to a company owned by an officer (a)	$--	$699,882
Due to a company controlled by directors (b)	--	371,303
Due to a company controlled by a major shareholder (a)	--	85,906
Due to a major shareholder (a)	--	39,707
Total due to related parties	$--	$1,196,798

(a) Amounts were unsecured, due on demand and bore no interest.

(b) Amounts were unsecured, due on demand and bore interest at 10%.

During the six-month period ended July 31, 2018, the Company accrued $7,259 (July 31, 2017 - $7,060) in interest expense on trade accounts payable with related parties.

During the quarter ended July 31, 2018, debt owing by the Company to related parties of $1,206,055 was forgiven. The gain on the extinguishment of debt was recorded in additional paid-in capital. The details of debt forgiveness are as follows:

July 31, 2018
Amounts due for services:
Debt forgiven by the company owned by an officer	$721,947
Debt forgiven by the company controlled by directors	361,163
Debt forgiven by the company controlled by a major shareholder	85,374
Debt forgiven by the major shareholder	37,571
Total debt forgiven by related parties	$1,206,055

The following amounts were due under the notes payable the Company issued to related parties:

	July 31, 2018	January 31, 2018
Note payable to the Chief Executive Officer (“CEO”) (c)	$372,323	$478,355
Note payable to the Chief Financial Officer (“CFO”) (c)	8,500	13,724
Note payable to a major shareholder (c)	--	569,064
Note payable to a company controlled by directors (c)	99,172	157,232
Total notes payable to related parties (d)	$479,995	$1,218,375

(c) Amounts are unsecured and bear interest at 8%.

(d) As at July 31, 2018, the debt holders agreed to extend the repayment period until July 31, 2021; as such, the full amount due under the notes payable was reclassified to long-term notes payable.

During the six-month period ended July 31, 2018, the Company accrued $48,377 (July 31, 2017 - $38,927) in interest expense on the notes payable to related parties.

During the quarter ended July 31, 2018, debt owing by the Company to related parties under the demand notes payable of $773,789 was forgiven. The gain on the extinguishment of debt was recorded in additional paid-in capital. The details of forgiveness of the notes payable are as follows:

	July 31, 2018
Amounts due for	Principal	Accrued Interest
Accrued interest on Note payable to the CEO	$--	$127,675
Accrued interest on Note payable to the CFO	--	5,777
Note payable including accrued interest to a major shareholder (c)	456,369	128,666
Accrued interest on Note payable to the company controlled by directors	--	55,302
Total notes payable to related parties (d)	$456,369	$317,420

Transactions with Related Parties

During the six-month periods ended July 31, 2018 and 2017, the Company incurred the following expenses with related parties:

	July 31, 2018	July 31, 2017

Consulting fees paid or accrued to a company owned by the CFO	$30,000	$30,000
Rent fees paid or accrued to a company controlled by a major shareholder	$5,329	$5,006

NOTE 3 - UNPROVED MINERAL PROPERTIES

Following are the schedules of the Company’s unproved mineral properties as at July 31, 2018:

Mineral Claims	January 31, 2018	Acquisition fees and property taxes paid	Effect of foreign currency translation	July 31, 2018
Farellon Project
Farellon Alto 1-8	$443,027	$10,635	$(24,386)	$429,276
Quina	117,145	1,962	(6,407)	112,700
Exeter	92,741	26,837	(5,196)	114,382
	652,913	39,434	(35,989)	656,358

Perth Project	41,703	8,543	(2,622)	47,624

Total Costs	$694,616	$47,977	$(38,611)	$703,982

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

Warrants

At July 31, 2018, the Company had 2,500,000 warrants issued and exercisable. Each warrant entitles its holder to purchase one common share for a period of two years expiring on April 20, 2020, at an exercise price of $0.1875 per share, subject to acceleration clause as described above.

NOTE 5 - SUBSEQUENT EVENT

Subsequent to July 31, 2018, the Company entered into a lease agreement (the “Lease Agreement”) with Mr. Lucas Godoy Ocayo (the “Lessee”) to lease out its Farellon Alto 1-8 property (the “Property”) in exchange for a 15% royalty on gross smelter returns of Cobalt extracted from the Property and a 10% royalty on gross smelter returns received from all other minerals extracted from the Property. The Lease Agreement is subject to minimum royalty payments of $1,500 per month, which the Lessee will be required to make once a three-month grace period is over. The Lease Agreement is for a period of three years and is renewable automatically for additional three-year consecutive periods. Based on the Lease Agreement, the Lessee is responsible for the exploitation arrangements such as camp costs, road repairs, permits, and man power.

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

Overview

Red Metal Resources Ltd. “Red Metal” or the “Company” is a mineral exploration company engaged in locating, and eventually developing, mineral resources in Chile. Our business strategy is to identify, acquire and explore prospective mineral claims with a view to either developing them ourselves or, more likely, finding a joint venture partner with the mining experience and financial means to undertake the development. All of our claims are in the Candelaria IOCG belt in the Chilean Coastal Cordillera.

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

Entry into a Lease Agreement for Farellon Alto 1-8

On August 22, 2018, we entered into a lease agreement (the “Lease Agreement”) with Mr. Lucas Godoy Ocayo (the “Lessee”) to lease out our Farellon Alto 1-8 property (the “Property”) in exchange for a 15% royalty on gross smelter returns of Cobalt extracted from the Property and a 10% royalty on gross smelter returns received from all other minerals extracted from the Property. The Lease Agreement is subject to minimum royalty payments of $1,500, which the Lessee will be required to make once a three-month grace period is over. The Lease Agreement is for a period of three years and is renewable automatically for additional three-year consecutive periods. Based on the Lease Agreement, the Lessee is responsible for the exploitation arrangements such as camp costs, road repairs, permits, and is also responsible for supplying man power to carry out the exploration and exploitation program on the Property.

Debt Restructuring

During the three-month period ended July 31, 2018, we finalized negotiations with our related parties and other arms-length debt holders, who agreed to restructure the debt we owed to them as at July 31, 2018. As a result of these negotiations, we recorded $162,723 in extinguishment of debt by arms-length debt holders, of which $38,211 was associated with reversal of old debt which exceeded the statute of limitations; reduced the debt to our related parties by $1,979,844, and extended the repayment of the $479,995 owed to our related parties until July 31, 2021, with all other terms remaining substantially unchanged.

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at July 31, 2018, to the year ended January 31, 2018.

Table 1: Comparison of financial condition

	July 31, 2018	January 31, 2018
Working capital deficit	$(343,718)	$(3,007,331)
Current assets	$20,704	$9,426
Unproved mineral properties	$703,982	$694,616
Total current liabilities	$364,422	$3,016,757
Total long-term liabilities	$479,995	$-
Common stock and additional paid in capital	$9,006,181	$6,838,837
Accumulated other comprehensive income (loss)	$23,683	$(20,348)
Deficit	$(9,148,001)	$(9,129,238)

Selected Financial Results

THREE AND SIX MONTHS ENDED JULY 31, 2018 AND 2017

Our operating results for the three and six months ended July 31, 2018 and 2017, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended			Six Months Ended
	July 31, 2018	July 31, 2017	Percentage Increase / (Decrease)	July 31, 2018	July 31, 2017	Percentage Increase / (Decrease)
Operating expenses	$(58,680)	$(57,787)	1.5%	$(128,241)	$(111,962)	14.5%
Other items:
Foreign exchange gain (loss)	186	(46)	(504.3)%	3,827	(42)	9,211.9%
Forgiveness of debt	162,723	-	n/a	162,723	-	n/a
Interest on current debt	(29,138)	(25,197)	15.6%	(57,072)	(47,779)	19.4%
Net royalty income (loss)	-	(493)	(100.0)%	-	-	(0.0)%
Net income (loss)	75,091	(83,523)	189.9%	(18,763)	(159,783)	88.3%
Unrealized foreign exchange gain (loss)	(9,104)	(95,289)	(90.4)%	44,031	(53,890)	(181.7)%
Comprehensive income (loss)	$65,987	$(178,812)	136.9%	$25,268	$(213,673)	111.8%

Revenue. We did not generate any revenue during the three and six months ended July 31, 2018 and 2017. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three and six months ended July 31, 2018 and 2017, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended			Six Months Ended
	July 31, 2018	July 31, 2017	Percentage Increase / (Decrease)	July 31, 2018	July 31, 2017	Percentage Increase / (Decrease)
Operating expenses
Amortization	$130	$171	(24.0)%	$275	$353	(22.1)%
Consulting fees	15,000	15,000	0.0%	30,000	30,000	0.0%
General and administrative	11,199	15,247	(26.5)%	22,956	31,546	(27.2)%
Mineral exploration costs	1,875	578	224.4%	12,405	1,022	1,113.8%
Professional fees	7,883	2,591	204.2%	15,502	3,616	328.7%
Rent	2,580	2,481	4.0%	5,329	5,006	6.5%
Regulatory	1,824	4,430	(58.8)%	4,476	5,557	(19.5)%
Salaries, wages and benefits	18,189	17,289	5.2%	37,298	34,862	7.0%
Total operating expenses	$58,680	$57,787	1.5%	$128,241	$111,962	14.5%

Our operating expenses increased by $893, or 1.5%, from $57,787 for the three-month period ended July 31, 2017 to $58,680 for the three-month period ended July 31, 2018. Since we kept our operating activities at low level the change in operating expenses during the three-month period ended July 31, 2018, was associated mainly with an increase in professional fees, which amounted to $7,883, an increase of $5,292 as compared to the three months ended July 31, 2017, which was followed by $1,875 in mineral exploration costs, which were $1,297 higher than our costs associated with mineral exploration for the three months ended July 31, 2017. All other operating expenses stayed relatively stable as compared to the operating expenses we incurred during the Fiscal 2018 comparative period.

During the six-month period ended July 31, 2018, our operating expenses increased by 14.5% to $128,241 from $111,962 for the six months ended July 31, 2017.

The most significant year-to-date changes in our operating expenses were as follows;

•

Our mineral and exploration expenses increased by $11,383, or 1,113.8%; from $1,022 we incurred during the six-month period ended July 31, 2017, to $12,405 we incurred during the six-month period ended July 31, 2018. The higher mineral exploration expenses during the six-month period ended July 31, 2018, were associated with the payment of 2017/18 and 2018/19 property taxes and late payment fees for the claims that comprise our Mateo Property and for the Cecil claim, which is included in our Farellon Property; these claims were impaired during our Fiscal 2016, however, we retain ownership of these claims.

•

Our professional fees increased by $11,886, or 328.7%, from $3,616 we incurred during the six-month period ended July 31, 2017, to $15,502 we incurred during the six-month period ended July 31, 2018. The change was caused by reclassification of some of our vendor payables from administrative fees to professional fees.

•

Our general and administrative expenses decreased by 27.2%, or $8,590 to $22,956 during the six-month period ended July 31, 2018, as compared to $31,546 we incurred in general and administrative expenses during the comparative period ended July 31, 2017. The decrease was associated mostly with reduced administrative fees which decreased due to reclassification of some of our vendor payables to professional fees.

•

During the six-month period ended July 31, 2018, our salaries paid to the staff employed through our Chilean subsidiary increased by 7.0% to $37,298 from $34,862 we incurred during the six-month period ended July 31, 2017. The increase was associated with a statutory increase to salary levels imposed by Chilean government, as well as with fluctuation of foreign exchange rates between Chilean Peso and the US dollar.

Other items. To continue our operations we were required to incur additional debt with our debt holders. Our notes payable carry 8% interest, which resulted in $57,072 in interest we accrued during the six-month period ended July 31, 2018, an increase of $9,293 as compared to $47,779 in interest we accrued during the six-month period ended July 31, 2017.

During the second quarter of our Fiscal 2019, we finalized negotiations with several arms-length debt holders, who agreed to forgive, partially or in full, the debt we owed to them. As a result of these negotiations, we recorded $124,512 in extinguishment of debt by arms-length debt holders. In addition, the extinguishment of debt included $38,211 associated with reversal of old debt which exceeded the statute of limitation.

Comprehensive loss. Our comprehensive income for the three-month period ended July 31, 2018, was $65,987 as compared to the comprehensive loss of $178,812 we recorded for the three-month period ended July 31, 2017. During the three-month period ended July 31, 2018, the comprehensive loss included $9,104 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative three-month period ended July 31, 2017, the comprehensive loss included $95,289 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Our comprehensive income for the six-month period ended July 31, 2018, was $25,268 as compared to the comprehensive loss of $213,673 we recorded for the six-month period ended July 31, 2017. During the six-month period ended July 31, 2018, the comprehensive loss included $44,031 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative six-month period ended July 31, 2017, the comprehensive loss included $53,890 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	July 31, 2018	January 31, 2018	Percentage Increase / (Decrease)
Current assets	$20,704	$9,426	119.6%
Current liabilities	364,422	3,016,757	(87.9)%
Working capital deficit	$(343,718)	$(3,007,331)	(88.6)%

As of July 31, 2018, we had a cash balance of $9,748, our working capital was represented by a deficit of $343,718 and cash used in operations totaled $153,379 for the period then ended.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the six-month period ended July 31, 2018. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.

There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 5 summarizes our sources and uses of cash for the six months ended July 31, 2018 and 2017.

Table 5: Summary of sources and uses of cash

	July 31,
	2018	2017
Net cash used in operating activities	$(153,379)	$(54,862)
Net cash used in investing activities	(47,977)	(28,008)
Net cash provided by financing activities	211,404	88,392
Effects of foreign currency exchange	(2,692)	(1,075)
Net increase in cash	$7,356	$4,447

Net cash used in operating activities

During the six months ended July 31, 2018, we used net cash of $153,379 in operating activities. We used $124,216 to cover our cash operating costs $4,341 to increase our prepaid expenses and other receivables, $55,122 to decrease our accrued liabilities and $4,646 to pay back accrue interest on a non-related party loan.  These uses of cash were offset by increases in accounts payable of $723, and by increase to the amounts we owed to our related parties of $34,223.

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

Certain non-cash changes included in the net loss for the period

During the six months ended July 31, 2018, our outstanding notes payable to related parties resulted in accrual of $48,377 in interest, and our notes payable to non-related party accumulated $1,359 in interest. In addition, we recorded $7,259 in interest associated with unpaid trade accounts payable with related parties, and $275 in amortization.

During the second quarter of our Fiscal 2019, we finalized negotiations with several arms-length debt holders, who agreed to forgive, partially or in full, the debt we owed to them. As a result of these negotiations, we recorded $124,512 in extinguishment of debt by arms-length debt holders. In addition, the extinguishment of debt included $38,211 associated with reversal of old debt which exceeded the statute of limitation.

During the six months ended July 31, 2017, our outstanding notes payable to related parties resulted in accrual of $38,927 in interest, and our notes payable to non-related party accumulated $1,611 in interest. In addition, we recorded $7,060 in interest associated with unpaid trade accounts payable with related parties, and $353 in amortization of equipment we use for mineral exploration.

Net cash used in investing activities

During the six months ended July 31, 2018, we spent $22,977 paying 2017/18 mineral property taxes which remained unpaid during our Fiscal 2018, and 2018/19 the mineral property taxes on exploration claims comprising our Perth and Farellon Properties. In addition, we used $25,000 to make the forth option payment pursuant to our option agreement to acquire the Exeter claim.

During the six months ended July 31, 2017, we spent $3,008 paying 2017/18 mineral property taxes on several exploration claims within our Perth and Farellon Properties, and $25,000 to make the third option payment pursuant to our option agreement to acquire the Exeter claim.

Net cash provided by financing activities

During the six months ended July 31, 2018, we received $187,500 on subscription to 2,500,000 units of our common stock at $0.075 per unit.

During the six months ended July 31, 2018, we borrowed $895 and $25,139 (CAD$32,036) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

During the three-month period ended July 31, 2018, we finalized negotiations with our related parties who agreed to restructure the debt we owed to them as at July 31, 2018. As a result of these negotiations, our related parties agreed to forgive us the debt totaling $1,979,844, which was comprised of $456,369 in principal under the notes payable we issued to Mr. Jeffs, our major shareholder, $317,420 in interest accrued on the notes payable we issued to Mr. Jeffs, Ms. Jeffs, our CEO, Fladgate Exploration Consulting Corporation (“Fladgate”), the Company of which Ms. Jeffs and Mr. Thompson are principals, and Mr. da Costa, our CFO. In addition, our related parties also agreed to forgive a total of $1,206,055 we owed them on account of services they have provided to the Company. Remaining $479,995 in notes payable we issued to Ms. Jeffs, Fladgate, and Mr. da Costa, have been amended to extend the repayment period to no less than three years, or July 31, 2021;   all other terms of the notes payable remained substantially unchanged.

During the six months ended July 31, 2017, we borrowed $13,000 and $19,580 (CAD$26,000) from our significant shareholder, and $3,195 and $52,617 (CAD$70,426) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At July 31, 2018, we had a working capital deficit of $343,718 and accumulated losses of $9,148,001. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Farellon Property. Entry into a Lease Agreement for Farellon Alto 1-8

On August 22, 2018, we entered into a lease agreement (the “Lease Agreement”) with Mr. Lucas Godoy Ocayo (the “Lessee”) to lease out our Farellon Alto 1-8 property (the “Property”) in exchange for a 15% royalty on gross smelter returns of Cobalt extracted from the Property and a 10% royalty on gross smelter returns received from all other minerals extracted from the Property. The Lease Agreement is subject to minimum monthly royalty payments of $1,500, which the Lessee will be required to start making as of November 22, 2018, onwards, once a three-month grace period is over. The Lease Agreement is for a period of three years and is renewable automatically for additional three-year consecutive periods. Based on the Lease Agreement, the Lessee is responsible for the exploitation arrangements such as camp costs, road repairs, permits, and is also responsible for supplying man power to carry out the exploration and exploitation program on the Property.

As of the date of this Quarterly Report on Form 10-Q, the Lessee started work on repairing access to the mine and preparing the infrastructure and setting up the camp for the planned work on the Property.

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

Contingencies and Commitments

We had no contingencies at July 31, 2018.

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

Equity Financing

On April 20, 2018, we issued 2,500,000 units of our common stock at a price of $0.075 per unit for total proceeds of $187,500. Each unit consisted of one common share and one share purchase warrant entitling a holder to purchase one additional common share for a period of two years after closing at an exercise price of $0.1875 per share. We may accelerate the expiration date of the warrants if the daily volume weighted average share price of our common shares equals to or is greater than CAD$0.30 as posted on Canadian Securities Exchange, or USD$0.225 as posted on OTC Link alternative trading system (or such other stock exchange as the Company’s common shares are then trading on) for 10 consecutive trading days. The units were issued pursuant to the provisions of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act.”)

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and will require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financings, the issuance of additional shares will result in dilution to our existing shareholders.

Debt Financing

During the period covered by this Quarterly Report on Form 10-Q we borrowed a total of $26,034 from related parties.  The loans are unsecured, due on demand, with interest payable at a rate of 8% per annum.

During the three-month period ended July 31, 2018, we finalized negotiations with our related parties and other arms-length debt holders, who agreed to restructure the debt we owed to them as at July 31, 2018. As a result of these negotiations, we recorded $162,723 in extinguishment of debt by arms-length debt holders, reduced the debt to our related parties by $1,979,844, and extended the repayment of the $479,995 owed to our related parties until July 31, 2021, with all other terms remaining substantially unchanged.

Challenges and Risks

Aside from the royalties we expect to receive from minerals extracted from our Farellon Alto 1-8 claim, which we leased to an arms-length party on August 22, 2018, for a three-year term, which, royalty payments, cannot be readily estimated,  we do not anticipate generating any revenue over the next twelve months, therefore, we plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, including, but not limited to, a downturn in the state of economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. We may consider entering into additional joint venture partnerships with other resource companies to complete a mineral exploration programs on our properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at July 31, 2018, we owed approximately $479,995 to related parties under the three-year notes payable, which will become repayable on or after July 31, 2021. In addition to the long-term debt, we had $364,422 in current liabilities, which are due to be payable within next 12 months. We do not have the funds to pay all of our current liabilities, and as such, we may decide to offer some vendors to convert the amounts we owe them into shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the six-month period ended July 31, 2018, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Richard N. Jeffs

During the period ended July 31, 2018, we entered into negotiations with Mr. Jeffs to restructure the debt we owed to him. As a result of these negotiations, Mr. Jeffs agreed to forgive the debt the Company owed to him as at July 31, 2018. The total amount forgiven was $622,607 and consisted of $456,369 in principal under the notes payable we issued to Mr. Jeffs, $128,666 in interest accrued on these notes payable, and $37,572 we owed Mr. Jeffs for services. Other than the debt rescheduling, we did not have any new transactions with Mr. Jeffs during the quarter ended July 31, 2018, and up to the date of the filing of this Quarterly Report on Form 10-Q.

Loans from Caitlin L. Jeffs

During the six-month period ended July 31, 2018, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, $895 and $25,139 (CAD$32,036). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand.

At July 31, 2018, as part of the debt restructuring initiative, Ms. Jeffs agreed to forgive $127,674 in interest accrued on the demand notes payable the Company issued to Ms. Jeffs. Furthermore, Ms. Jeffs agreed to extend the repayment of principal under the notes payable for a three-year period commencing on July 31, 2018.

Subsequent to July 31, 2018, Ms. Jeffs lent the Company $38,503 (CAD$50,000) for working capital. The loan is subject to 8% interest compounded monthly, is unsecured and due on August 28, 2021.

Loan from John da Costa

At July 31, 2018, as part of the debt restructuring initiative, Mr. da Costa agreed to forgive $5,777 in interest accrued on the demand note payable the Company issued to Mr. da Costa. Furthermore, Mr. da Costa agreed to extend the repayment of principal under the note payable for a three-year period commencing on July 31, 2018.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services. Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp. During the six-month period ended July 31, 2018, we accrued $30,000 to Da Costa Management Corp. for services provided by them.

At July 31, 2018, as part of the debt restructuring initiative, Da Costa Management Corp. agreed to forgive $721,947 the Company accrued for the services provided by Da Costa management Corp.

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company. During the six-month period ended July 31, 2018, we did not have any transactions with Fladgate, except for $7,259 in interest we accrued on unpaid invoices.

At July 31, 2018, as part of the debt restructuring initiative, Fladgate agreed to forgive $361,163 the Company owed for the services provided by Fladgate, of which $215,067 was interest accrued on unpaid invoices, which accumulated interest at 10% simple interest. Furthermore, Fladgate agreed to forgive $55,302 in interest accrued on the demand notes payable the Company issued to Fladgate and to extend the repayment of principal under the notes payable for a three-year period commencing on July 31, 2018.

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada (“Minera Farellon”) for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. During the six-month period ended July 31, 2018, we accrued $5,329 in rental fees.

At July 31, 2018, as part of the debt restructuring initiative, Minera Farellon agreed to forgive $85,374 the Company owed Minera Farellon for the rental of our Chilean office and for non-interest bearing advances received.

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

None

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
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2018, formatted in XBRL:

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

Dated: September 14, 2018

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer