Form 10-Q
period 2018-10-31
RED METAL RESOURCES, LTD.
filed 2018-12-17
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 17, 2018, the number of shares of the registrant’s common stock outstanding was 37,504,588.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31, 2018	January 31, 2018
	(Unaudited)

ASSETS
Current assets

Cash	$4,601	$2,392
Prepaids and other receivables	6,002	7,034
Total current assets	10,603	9,426

Equipment	1,357	1,966
Unproved mineral properties	648,623	694,616
Total assets	$660,583	$706,008

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$203,180	$387,961
Accrued liabilities	113,094	179,239
Due to related parties	1,840	1,196,798
Notes payable	25,593	34,384
Notes payable to related parties	-	1,218,375
Total current liabilities	343,707	3,016,757

Long-term notes to related parties	524,227	-
Total liabilities	867,934	3,016,757

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 37,504,588 and 35,004,588 issued and outstanding at October 31, 2018 and January 31, 2018, respectively	37,504	35,004
Additional paid-in capital	8,968,677	6,803,833
Deficit	(9,204,681)	(9,129,238)
Accumulated other comprehensive loss	(8,851)	(20,348)
Total stockholders' deficit	(207,351)	(2,310,749)
Total liabilities and stockholders' deficit	$660,583	$706,008

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

Operating expenses:
Amortization	$113	$166	$388	$519
Consulting fees	-	15,000	30,000	45,000
General and administrative	17,631	17,202	40,587	48,748
Mineral exploration costs	2,105	14	14,510	1,036
Professional fees	9,951	2,417	25,453	6,033
Rent	-	2,604	5,329	7,610
Regulatory	874	1,136	5,350	6,693
Salaries, wages and benefits	15,590	18,307	52,888	53,169
	(46,264)	(56,846)	(174,505)	(168,808)

Other items
Foreign exchange gain (loss)	339	(1,520)	4,166	(1,562)
Forgiveness of debt	-	-	162,723	-
Interest on notes payable	(10,755)	(26,992)	(67,827)	(74,771)
Net loss	(56,680)	(85,358)	(75,443)	(245,141)

Unrealized foreign exchange gain (loss)	(32,534)	48,424	11,497	(5,466)
Comprehensive loss	$(89,214)	$(36,934)	$(63,946)	$(250,607)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	36,781,145	34,647,445	37,504,588	34,647,445

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2017	34,647,445	$34,647	$6,779,190	$(8,835,401)	$26,153	$(1,995,411)
Net loss for the nine months ended October 31, 2017	-	-	-	(245,141)	-	(245,141)
Foreign exchange translation	-	-	-	-	(5,466)	(5,466)
Balance at October 31, 2017	34,647,445	34,647	6,779,190	(9,080,542)	20,687	(2,246,018)

Stock issued for mineral property	357,143	357	24,643	-	-	25,000
Net loss for the three months ended January 31, 2018	-	-	-	(48,696)	-	(48,696)
Foreign exchange translation	-	-	-	-	(41,035)	(41,035)
Balance at January 31, 2018	35,004,588	35,004	6,803,833	(9,129,238)	(20,348)	(2,310,749)

Stock issued for cash	2,500,000	2,500	185,000	-	-	187,500
Extinguishment of related party debt	-	-	1,979,844	-	-	1,979,844
Net loss for the nine months ended October 31, 2018	-	-	-	(75,443)	-	(75,443)
Foreign exchange translation	-	-	-	-	11,497	11,497

Balance at October 31, 2018	37,504,588	$37,504	$8,968,677	$(9,204,681)	$(8,851)	$(207,351)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the nine months ended October 31,
	2018	2017

Cash flows used in operating activities:
Net loss	$(75,443)	$(245,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	58,653	61,243
Accrued interest on related party payables	7,259	10,861
Accrued interest on notes payable	2,012	2,488
Amortization	388	519
Forgiveness of debt	(162,723)	-

Changes in operating assets and liabilities:
Prepaids and other receivables	281	(675)
Accounts payable	(7,544)	28,044
Accrued liabilities	(52,093)	(2,894)
Due to related parties	37,037	52,813
Repayment of interest accrued on notes payable	(4,646)	-
Net cash used in operating activities	(196,819)	(92,742)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(47,977)	(28,008)
Net cash used in investing activities	(47,977)	(28,008)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	64,537	128,934
Issuance of common stock for private placements	187,500	-
Cash paid for notes payable	(2,130)	-
Net cash provided by financing activities	249,907	128,934

Effects of foreign currency exchange	(2,902)	193

Increase in cash	2,209	8,377
Cash, beginning	2,392	7,679
Cash, ending	$4,601	$16,056

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$4,646	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended October 31, 2018, are not necessarily indicative of the results that may be expected for the year ending January 31, 2019.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31, 2018	January 31, 2018
Due to a company owned by an officer (a)	$3	$699,882
Due to a company controlled by directors (b)	1,837	371,303
Due to a company controlled by a major shareholder (a)	-	85,906
Due to a major shareholder (a)	-	39,707
Total due to related parties	$1,840	$1,196,798

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand, and prior to forgiveness of debt bore interest at 10%; subsequent to forgiveness of debt no interest is being accrued on the amounts owed to the company controlled by directors.

During the nine-month period ended October 31, 2018, the Company accrued $7,259 (October 31, 2017 - $10,861) in interest expense on trade accounts payable with related parties.

During the nine-month period ended October 31, 2018, debt owing by the Company to related parties of $1,206,055 was forgiven. The gain on the extinguishment of debt was recorded in additional paid-in capital. The details of debt forgiveness are as follows:

October 31, 2018
Amounts due for services:
Debt forgiven by the company owned by an officer	$721,947
Debt forgiven by the company controlled by directors	361,163
Debt forgiven by the company controlled by a major shareholder	85,374
Debt forgiven by the major shareholder	37,571
Total debt forgiven by related parties	$1,206,055

The following amounts were due under the notes payable the Company issued to related parties:

	October 31, 2018	January 31, 2018
Note payable to the Chief Executive Officer (“CEO”) (c)	$415,331	$478,355
Note payable to the Chief Financial Officer (“CFO”) (c)	8,673	13,724
Note payable to a major shareholder (c)	-	569,064
Note payable to a company controlled by directors (c)	100,223	157,232
Total notes payable to related parties (d)	$534,227	$1,218,375

(c) Amounts are unsecured and bear interest at 8%.

(d) On July 31, 2018, the debt holders agreed to extend the repayment period until July 31, 2021; as such, the full amount due under the notes payable was reclassified to long-term notes payable.

During the nine-month period ended October 31, 2018, the Company accrued $58,653 (October 31, 2017 - $61,243) in interest expense on the notes payable to related parties.

During the nine-month period ended October 31, 2018, debt owing by the Company to related parties under the demand notes payable of $773,789 was forgiven. The gain on the extinguishment of debt was recorded in additional paid-in capital. The details of forgiveness of the notes payable are as follows:

	October 31, 2018
Amounts due for	Principal	Accrued Interest
Accrued interest on note payable to the CEO	$-	$127,674
Accrued interest on note payable to the CFO	-	5,777
Note payable including accrued interest to a major shareholder	456,369	128,666
Accrued interest on note payable to the company controlled by directors	-	55,302
Total notes payable and accrued interest forgiven by related parties	$456,369	$317,419

Transactions with Related Parties

During the nine-month periods ended October 31, 2018 and 2017, the Company incurred the following expenses with related parties:

	October 31, 2018	October 31, 2017
Consulting fees paid or accrued to a company owned by the CFO	$30,000	$45,000
Rent fees paid or accrued to a company controlled by a major shareholder	$5,184	$7,610

NOTE 3 - UNPROVED MINERAL PROPERTIES

Following are the schedules of the Company’s unproved mineral properties as at October 31, 2018:

Mineral Claims	January 31, 2018	Acquisition fees and property taxes paid	Effect of foreign currency translation	October 31, 2018
Farellon Project
Farellon Alto 1-8	$443,027	$10,635	$(58,143)	$395,519
Quina	117,145	1,962	(15,269)	103,838
Exeter	92,741	26,837	(14,191)	105,387
	652,913	39,434	(87,603)	604,744

Perth Project	41,703	8,543	(6,367)	43,879

Total Costs	$694,616	$47,977	$(93,970)	$648,623

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

Warrants

At October 31, 2018, the Company had 2,500,000 warrants issued and exercisable. Each warrant entitles its holder to purchase one common share for a period of two years expiring on April 20, 2020, at an exercise price of $0.1875 per share, subject to acceleration clause as described above.

NOTE 5 - SUBSEQUENT EVENT

Subsequent to October 31, 2018, the Company made the fifth and final option payment of $50,000 to acquire a 100% interest in the Quina Claim.

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

Entry into a Lease Agreement for Farellon Alto 1-8

On August 22, 2018, we entered into a lease agreement (the “Lease Agreement”) with Mr. Lucas Godoy Ocayo (the “Lessee”) to lease out our Farellon Alto 1-8 property (the “Property”) in exchange for a 15% royalty on gross smelter returns of cobalt extracted from the Property and a 10% royalty on gross smelter returns received from all other minerals extracted from the Property. The Lease Agreement is subject to minimum royalty payments of $1,500. The Lease Agreement is for a period of three years and is renewable automatically for additional three-year consecutive periods. Based on the Lease Agreement, the Lessee is responsible for the exploitation arrangements such as camp costs, road repairs, permits, and is also responsible for supplying man power to carry out the exploration and exploitation program on the Property.

Debt Restructuring

During our July quarter we finalized negotiations with our related parties and other arms-length debt holders, who agreed to restructure the debt we owed to them as at July 31, 2018. As a result of these negotiations, we recorded $162,723 in extinguishment of debt by arms-length debt holders, of which $38,211 was associated with reversal of old debt which exceeded the statute of limitations; reduced the debt to our related parties by $1,979,844, and extended the repayment of the $479,995 owed to our related parties until July 31, 2021, with all other terms remaining substantially unchanged.

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at October 31, 2018, to the year ended January 31, 2018.

Table 1: Comparison of financial condition

	October 31, 2018	January 31, 2018
Working capital deficit	$(333,104)	$(3,007,331)
Current assets	$10,603	$9,426
Unproved mineral properties	$648,623	$694,616
Total current liabilities	$343,707	$3,016,757
Total long-term liabilities	$524,227	$-
Common stock and additional paid in capital	$9,006,181	$6,838,837
Accumulated other comprehensive loss	$(8,851)	$(20,348)
Deficit	$(9,204,681)	$(9,129,238)

Selected Financial Results

THREE AND NINE MONTHS ENDED OCTOBER 31, 2018 AND 2017

Our operating results for the three and nine months ended October 31, 2018 and 2017, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended			Nine Months Ended
	October 31, 2018	October 31, 2017	Percentage Increase / (Decrease)	October 31, 2018	October 31, 2017	Percentage Increase / (Decrease)
Operating expenses	$(46,264)	$(56,846)	(18.6)%	$(174,505)	$(168,808)	3.4%
Other items:
Foreign exchange gain (loss)	339	(1,520)	122.3%	4,166	(1,562)	366.7%
Forgiveness of debt	-	-	n/a	162,723	-	n/a
Interest on notes payable	(10,755)	(26,992)	(60.2)%	(67,827)	(74,771)	(9.3)%
Net loss	(56,680)	(85,358)	(33.6)%	(75,443)	(245,141)	(69.2)%
Unrealized foreign exchange gain (loss)	(32,534)	48,424	(167.2)%	11,497	(5,466)	310.3%
Comprehensive loss	$(89,214)	$(36,934)	141.5%	$(63,946)	$(250,607)	(74.5)%

Revenue. We did not generate any revenue during the three and nine months ended October 31, 2018 and 2017. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three and nine months ended October 31, 2018 and 2017, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended			Nine Months Ended
	October 31, 2018	October 31, 2017	Percentage Increase / (Decrease)	October 31, 2018	October 31, 2017	Percentage Increase / (Decrease)
Operating expenses
Amortization	$113	$166	(31.9)%	$388	$519	(25.2)%
Consulting fees	-	15,000	(100.0)%	30,000	45,000	(33.3)%
General and administrative	17,631	17,202	2.5%	40,587	48,748	(16.7)%
Mineral exploration costs	2,105	14	14,935.7%	14,510	1,036	1,300.6%
Professional fees	9,951	2,417	311.7%	25,453	6,033	321.9%
Rent	-	2,604	(100)%	5,329	7,610	(30.0)%
Regulatory	874	1,136	(23.1)%	5,350	6,693	(20.1)%
Salaries, wages and benefits	15,590	18,307	(14.8)%	52,888	53,169	(0.5)%
Total operating expenses	$46,264	$56,846	(18.6)%	$174,505	$168,808	3.4%

Our operating expenses decreased by $10,582, or 18.6%, from $56,846 for the three-month period ended October 31, 2017 to $46,264 for the three-month period ended October 31, 2018. The decrease in operating expenses during the three-month period ended October 31, 2018, was associated mainly with an absence of consulting fees and office rental fees during the nine-month period ended October 31, 2018, as opposed to $15,000 consulting fees and $2,604 rental fees we incurred during the three months ended October 31, 2017. The decrease in consulting and rental fees was further augmented by reduction in the salaries, wages and benefits of $2,717, which decreased from $18,037 we incurred during the three months ended October 31, 2017, to $15,590 we incurred during the three-month period ended October 31, 2018. These decreases were in part offset by $7,534 increase in professional fees, which amounted to $9,951, as compared to the three months ended October 31, 2017, and by $2,105 incurred in mineral exploration costs, which were $2,091 higher than our costs associated with mineral exploration for the three months ended October 31, 2017.

During the nine-month period ended October 31, 2018, our operating expenses increased by 3.4% to $174,505 from $168,808 for the nine months ended October 31, 2017.

The most significant year-to-date changes in our operating expenses were as follows;

•

Our mineral and exploration expenses increased by $13,474, or 1,300.6%; from $1,036 we incurred during the nine-month period ended October 31, 2017, to $14,510 we incurred during the nine-month period ended October 31, 2018. The higher mineral exploration expenses during the nine-month period ended October 31, 2018, were associated with the payment of 2017/18 and 2018/19 property taxes and late payment fees for the claims that comprise our Mateo Property and for the Cecil claim, which is included in our Farellon Property; these claims were impaired during our Fiscal 2016, however, we retain ownership of these claims.

•

Our professional fees increased by $19,420, or 321.9%, from $6,033 we incurred during the nine-month period ended October 31, 2017, to $25,453 we incurred during the nine-month period ended October 31, 2018. The change was caused by reclassification of some of our vendor payables from administrative fees to professional fees.

•

Our general and administrative expenses decreased by 16.7%, or $8,161 to $40,587 during the nine-month period ended October 31, 2018, as compared to $48,748 we incurred in general and administrative expenses during the comparative period ended October 31, 2017. The decrease was associated mostly with reduced administrative fees which decreased due to reclassification of some of our vendor payables to professional fees.

•

Our consulting fees decreased by 33.3%, or $15,000 to $30,000 during the nine-month period ended October 31, 2018, as compared to $45,000 we incurred in consulting fees during the comparative period ended October 31, 2017. The decrease was associated mostly with our attempt to control our operating costs.

Other items. To continue our operations we were required to incur additional debt with our debt holders. Our notes payable carry 8% interest, which resulted in $67,827 in interest we accrued during the nine-month period ended October 31, 2018, a decrease of $6,944 as compared to $74,771 in interest we accrued during the nine-month period ended October 31, 2017. The reduction in interest expense resulted from the partial forgiveness of debt by non arms-length debt holders.

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

Comprehensive loss. Our comprehensive loss for the three-month period ended October 31, 2018, was $89,214 as compared to the comprehensive loss of $36,934 we recorded for the three-month period ended October 31, 2017. During the three-month period ended October 31, 2018, the comprehensive loss included $32,534 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative three-month period ended October 31, 2017, the comprehensive loss included $48,424 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Our comprehensive loss for the nine-month period ended October 31, 2018, was $63,946 as compared to the comprehensive loss of $250,607 we recorded for the nine-month period ended October 31, 2017. During the nine-month period ended October 31, 2018, the comprehensive loss included $11,497 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative nine-month period ended October 31, 2017, the comprehensive loss included $5,466 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	October 31, 2018	January 31, 2018	Percentage Increase / (Decrease)
Current assets	$10,603	$9,426	12.5%
Current liabilities	343,707	3,016,757	(88.6)%
Working capital deficit	$(333,104)	$(3,007,331)	(88.9)%

As of October 31, 2018, we had a cash balance of $4,601, our working capital was represented by a deficit of $333,104 and cash used in operations totaled $196,819 for the period then ended.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the nine-month period ended October 31, 2018. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.

There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 5 summarizes our sources and uses of cash for the nine months ended October 31, 2018 and 2017.

Table 5: Summary of sources and uses of cash

	October 31,
	2018	2017
Net cash used in operating activities	$(196,819)	$(92,742)
Net cash used in investing activities	(47,977)	(28,008)
Net cash provided by financing activities	249,907	128,934
Effects of foreign currency exchange	(2,902)	193
Net increase in cash	$2,209	$8,377

Net cash used in operating activities

During the nine months ended October 31, 2018, we used net cash of $196,819 in operating activities. We used $169,854 to cover our cash operating costs, $7,544 and $52,093 to decrease our accounts payable and accrued liabilities, respectively, and $4,646 to pay back accrued interest on a non-related party loan.  These uses of cash were offset by an increase to the amounts we owed to our related parties of $37,037 and, to a minor extent, with $281 decrease in our prepaid expenses and other receivables.

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

Certain non-cash changes included in the net loss for the period

During the nine months ended October 31, 2018, our outstanding notes payable to related parties resulted in accrual of $58,653 in interest, and our notes payable to non-related party accumulated $2,012 in interest. In addition, we recorded $7,259 in interest associated with unpaid trade accounts payable with related parties, and $388 in amortization.

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

Net cash used in investing activities

During the nine months ended October 31, 2018, we spent $22,977 paying 2017/18 mineral property taxes which remained unpaid during our Fiscal 2018, and 2018/19 mineral property taxes on exploration claims comprising our Perth and Farellon Properties. In addition, we used $25,000 to make the fourth option payment pursuant to our option agreement to acquire the Exeter claim.

During the nine months ended October 31, 2017, we spent $3,008 paying 2017/18 mineral property taxes on several exploration claims within our Perth and Farellon Properties and $25,000 to make a third option payment pursuant to our option agreement to acquire the Exeter claim.

Net cash provided by financing activities

During the nine months ended October 31, 2018, we received $187,500 on subscription to 2,500,000 units of our common stock at $0.075 per unit.

During the nine months ended October 31, 2018, we borrowed $895 and $63,642 (CAD$82,036) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly. During the same period we repaid $2,130 in notes payable to an arms-length party.

During the nine-month period ended October 31, 2018, we finalized negotiations with our related parties who agreed to restructure the debt we owed to them as at July 31, 2018. As a result of these negotiations, our related parties agreed to forgive us the debt totaling $1,979,844, which was comprised of $456,369 in principal under the notes payable we issued to Mr. Jeffs, our major shareholder, $317,420 in interest accrued on the notes payable we issued to Mr. Jeffs, Ms. Jeffs, our CEO, Fladgate Exploration Consulting Corporation (“Fladgate”), the Company of which Ms. Jeffs and Mr. Thompson are principals, and Mr. da Costa, our CFO. In addition, our related parties also agreed to forgive a total of $1,206,055 we owed them on account of services they have provided to the Company. Remaining $479,995 in notes payable we issued to Ms. Jeffs, Fladgate, and Mr. da Costa, have been amended to extend the repayment period to no less than three years, or July 31, 2021;   all other terms of the notes payable remained substantially unchanged.

During the nine months ended October 31, 2017, we borrowed $22,000 and $19,580 (CAD$26,000) from our significant shareholder, and $4,040 and $83,314 (CAD$108,505) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly.

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At October 31, 2018, we had a working capital deficit of $333,104 and accumulated losses of $9,204,681. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Unproved Mineral Properties

Table 6: Active properties

		Hectares
Property	Percentage, type of claim	Gross area	Net area [a]
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Quina 1 - 56 claim	100%, mensura	251
Exeter 1 - 54 claim	Option to acquire 100% interest, mensura	235
Cecil 1 - 49 claim	100%, mensura	228
Teresita claim	100%, mensura	1
Azucar 6 - 25 claim	100%, mensura	88
Stamford 61 - 101 claim	100%, mensura	165
Kahuna 1 - 40 claim	100%, mensura	200
		1,234	1,234
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 27 claim	100%, mensura in process	300
Lancelot II	100%, pedimento	200
Merlin I	100%, pedimento	300
Rey Arturo 1 al 29 claim	100%, mensura in process	300
Galahad I	100%, pedimento	300
Percival	100%, pedimento	300
Tristan II	100%, pedimento	300
Camelot	100%, pedimento	300
		2,409
Overlapped claims [a]		(109)	2,300

Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 4 and 5 claims	100%, mensura	600
Mateo 1, 2, 3, 10A, 10B, 12, 13 claims	100%, mensura in process	861
		1,653
Overlapped claims [a]		(469)	1,184
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

Farellon Property. Option to Acquire Quina Claim

On December 15, 2014, we entered into an option agreement with David Marcus Mitchell to earn 100% interest in the Quina 1-56 clam (the “Quina Claim”). In order to acquire the 100% interest in the Quina Claim, we are required to pay a total of $150,000, which we can pay in a combination of shares of our common stock and cash over four years, as detailed in the following schedule:

Date	Option Payment	Shares Issued
Upon execution of the option agreement (“Execution date”) (shares issued)	$25,000	500,000
12 months subsequent to the Execution date (shares issued)	25,000	833,333
24 months subsequent to the Execution date (shares issued)	25,000	357,143
36 months subsequent to the Execution date (shares issued)	25,000	357,143
48 months subsequent to the Execution date (cash payment made)	50,000	-
Total	$150,000	2,047,619

The number of shares to be issued for each option payment was determined based on the average trading price of the Company’s shares during a 30-day period prior to the payment. All of the above payments were to be made only if the Company wishes to keep the option agreement in force and finally to exercise the option to purchase.

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

Capital Resources

Our ability to acquire and explore our Chilean claims is subject to our ability to obtain the necessary funding.  We expect to raise funds through any combination of debt financing and/or sale of our securities. We have no committed sources of capital. If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

Contingencies and Commitments

We had no contingencies at October 31, 2018.

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

Debt Financing

During the period covered by this Quarterly Report on Form 10-Q we borrowed a total of $64,537 from related parties.  The loans are unsecured, due on demand, with interest payable at a rate of 8% per annum.

During the nine-month period ended October 31, 2018, we finalized negotiations with our related parties and other arms-length debt holders, who agreed to restructure the debt we owed to them as at July 31, 2018. As a result of these negotiations, we recorded $162,723 in extinguishment of debt by arms-length debt holders, reduced the debt to our related parties by $1,979,844, and extended the repayment of the $479,995 owed to our related parties until July 31, 2021, with all other terms remaining substantially unchanged.

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

As at October 31, 2018, we owed $524,227 to related parties under three-year notes payable, which will become repayable on or after July 31, 2021. In addition to the long-term debt, we had $343,707 in current liabilities, which are due to be payable within next 12 months. We do not have the funds to pay all of our current liabilities, and as such, we may decide to offer some vendors to convert the amounts we owe them into shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the nine-month period ended October 31, 2018, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Richard N. Jeffs

During the period ended October 31, 2018, we entered into negotiations with Mr. Jeffs to restructure the debt we owed to him. As a result of these negotiations, Mr. Jeffs agreed to forgive the debt the Company owed to him as at July 31, 2018. The total amount forgiven was $622,607 and consisted of $456,369 in principal under the notes payable we issued to Mr. Jeffs, $128,666 in interest accrued on these notes payable, and $37,572 we owed Mr. Jeffs for services. Other than the debt rescheduling, we did not have any new transactions with Mr. Jeffs during the period ended October 31, 2018, and up to the date of the filing of this Quarterly Report on Form 10-Q.

Loans from Caitlin L. Jeffs

During the nine-month period ended October 31, 2018, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, $895 and $63,642 (CAD$82,036). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand.

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

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services. Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp. During the nine-month period ended October 31, 2018, we accrued $30,000 to Da Costa Management Corp. for services provided by them.

At July 31, 2018, as part of the debt restructuring initiative, Da Costa Management Corp. agreed to forgive $721,947 the Company accrued for the services provided by Da Costa Management Corp.

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the company. During the nine-month period ended October 31, 2018, we did not have any transactions with Fladgate, except for $7,259 in interest we accrued on unpaid invoices.

At July 31, 2018, as part of the debt restructuring initiative, Fladgate agreed to forgive $361,163 the Company owed for the services provided by Fladgate, of which $215,067 represented interest accrued on unpaid invoices, which accumulated a 10% simple interest. Furthermore, Fladgate agreed to forgive $55,302 in interest accrued on the demand notes payable the Company issued to Fladgate and to extend the repayment of principal under the notes payable for a three-year period commencing on July 31, 2018.

Transactions with Minera Farellon Limitada

We pay Minera Farellon Limitada (“Minera Farellon”) for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. During the nine-month period ended October 31, 2018, we accrued $5,329 in rental fees.

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

10.9	Letter of Intent between Red Metal Resources Ltd. and TomaGold Corporation dated for reference September 16, 2016(7)
10.10	Letter of Intent between Red Metal Resources Ltd. and Power Americas Minerals Corp. dated for reference February 28, 2017(9)
10.11	Lease Agreement for Mining Activities Within Farellon Alto Uno Al Ocho dated for reference August 22, 2018, between Minera Polymet Spa and Lucas Godoy Ocayo in Spanish
10.12	Lease Agreement for Mining Activities Within Farellon Alto Uno Al Ocho dated for reference August 22, 2018, between Minera Polymet Spa and Lucas Godoy Ocayo; English translation
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2018, formatted in XBRL:

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

Dated: December 17, 2018

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer