Form 10-K
period 2019-01-31
RED METAL RESOURCES, LTD.
filed 2019-05-16
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of July 31, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of the common equity was $1,216,315.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 16, 2019, was 37,504,588.

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

As of the date of this annual report on Form 10-K, our Chilean mineral properties include mensura and mensura in process claims.

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

Unproved mineral properties

Due to a lack of operating capital, during the fiscal year ended January 31, 2019, we conducted no material exploratory operations on any of our properties.  Until we are able to raise operating capital, which we cannot assure that we can do, we will not be able to initiate new exploration efforts or continue the exploration efforts we have begun.  In the past we entered into several various agreements, being the joint ventures or the option agreements to acquire an interest in our claims. These agreements give us confidence there are opportunities to raise funds by selling some of our properties or by entering into joint venture agreements to continue developing some of our properties.

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

Active properties

Table 2: Active properties

		Hectares
Property	Percentage, type of claim	Gross area	Net area[a]
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Quina 1 - 56 claim	100%, mensura	251
Exeter 1 - 54 claim	100%, mensura	235
Cecil 1 - 49 claim	100%, mensura	228
Teresita claim	100%, mensura	1
Azucar 6 - 25 claim	100%, mensura	88
Stamford 61 - 101 claim	100%, mensura	165
Kahuna 1 - 40 claim	100%, mensura	200
		1,234	1,234
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 27 claim	100%, mensura in process	300
Lancelot II	100%, pedimento	200
Merlin I	100%, pedimento	300
Rey Arturo 1 al 29 claim	100%, mensura in process	300
Galahad I	100%, pedimento	300
Percival	100%, pedimento	300
Tristan II	100%, pedimento	300
Camelot	100%, pedimento	300
		2,409
Overlapped claims(a)		(109)	2,300

Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 4 and 5 claims	100%, mensura	600
Mateo 1, 2, 3, 10A, 10B, 12, 13 claims	100%, mensura in process	861
		1,653
Overlapped claims(a)		(469)	1,184
			4,718

a Certain mensura in process claims overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of overlapped claims).

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

During the first quarter of our fiscal 2018, Mr. Mitchell stopped all mining operations on Farellon Alto 1-8 Claim. This stopped our recurrent royalty income from this source; however, at the same time it resulted in no royalty obligations to original vendor of the Farellon Alto 1 - 8 Claim.

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

In order to acquire the 100% interest in the Quina Claim, we were required to pay a total of $150,000, which we were able to pay in a combination of shares of our common stock and cash over four years, as detailed in the following schedule:

Date	Option Payment
Upon execution of the Option Agreement (“Execution date”) (paid)	$25,000
12 months subsequent to the Execution date (paid)	25,000
24 months subsequent to the Execution date (paid)	25,000
36 months subsequent to the Execution date (paid)	25,000
48 months subsequent to the Execution date (paid)	50,000
Total	$150,000

On December 9, 2018, we made our final cash payment of $50,000 to acquire 100% interest in Quina Claim. The vendor retains a 1.5% royalty from net smelter returns (“NSR”) on the Quina Claim, which we have the right to buy out for a one-time payment of $1,500,000.

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

In order to acquire 100% interest in the Exeter claim, we were required to pay a total of $150,000 as detailed in the following schedule:

Option Payment
Upon execution of the Option Agreement (paid)	$25,000
On or before May 12, 2016 (paid)	25,000
On or before May 12, 2017 (paid)	25,000
On or before May 12, 2018 (paid)	25,000
On or before May 12, 2019 (paid)	50,000
Total	$150,000

On May 13, 2019, we made our final cash payment of $50,000 to acquire 100% interest in Exeter Claim. The vendor retains a 1.5% royalty from net smelter returns (“NSR”) on the Exeter claim, which we have the right to buy out for a one-time payment of $750,000.

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

We did not have any mining or exploration activities on the Farellon Claim during our Fiscal 2019.

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

Table 6 describes the current Perth claims and Figure 4 illustrates them.

Table 6: Perth property

Claim	Size (ha) (a)
Perth 1 al 36	109
Lancelot I 1 al 27	300
Lancelot II	200
Rey Arturo 1 al 29	300
Merlin I	300
Galahad I	300
Percival	300
Tristan II	300
Camelot	300
2,409

(a) Some claims overlap others, reducing our net area to 2,300 hectares, see Figure 4.

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

Table 10: Mateo property

Claim	Size (ha) (a)
Che Uno 1 - 8	32
Che Dos 1 - 10	44
Margarita 1 - 14	56
Irene Uno 1 - 2	10
Irene Dos 1 - 10	50
Mateo 4 and 5 claims	600
Mateo 1, 2, 3, 10A, 10B, 12, 13 claims	861
1,653

(a) Some claims overlap others, reducing our net area to 1,184 hectares.

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

Number of total employees and number of full-time employees

Red Metal does not have any employees. Caitlin Jeffs, Michael Thompson, Joao (John) da Costa, Jeffrey Cocks, and Cody McFarlane, who are directors and officers, provide their services to the Company as independent consultants.  Polymet retains the services of Kevin Mitchell and an administrative assistant, who are Polymet’s only employees, other services are provided by independent consultants. We contract for the services of geologists, prospectors and other consultants as we require them to conduct our exploration programs.

ITEM 1A: RISK FACTORS

IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT, THE FOLLOWING RISKS AND UNCERTAINTIES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS AND FINANCIAL CONDITION.

During the fiscal years ended January 31, 2019 and 2018 we earned no revenue while our operating expenses totaled $221,249 and $231,150, respectively. If we do not find sources of financing as and when we need them, we may be required to cease our operations.

Mineral exploration and development are very expensive.  During the fiscal year ended January 31, 2019, we had no revenue from our operations and our operating expenses totaled $221,249. These expenses were further increased by $79,598 in interest we accrued on current debt, and were in part offset by $4,062 gain from foreign exchange fluctuations, and forgiveness of debt, which resulted in a recovery of $162,723. During the fiscal year ended January 31, 2018, our operating expenses totaled $231,150. These expenses were further increased by $102,831 in interest we accrued on current debt and $1,663 loss from foreign exchange fluctuations, and were in part offset by forgiveness of debt, which resulted in a recovery of $41,807. Since inception, we accumulated a deficit of $9,263,300. As of January 31, 2019, we had cash of $8,686.  Since inception, we have supported our operations through equity and debt financing and, to a minor extent, through option payments received on our option or joint venture agreements, and royalty payments from third-party vendors, who we allowed to mine our claims. Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue, obtain additional financing, or enter into joint venture agreements. Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities.  If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Since continuation of our operations depends on our ability to complete equity or debt financings, our management has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern.   From our inception on January 10, 2005, we have accumulated losses of $9,263,300. As a result, our management has expressed substantial doubt about our ability to continue as a going concern.  The continuation of our operations depends on our ability to complete equity or debt financings as we need capital or generate capital from profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

Fluctuations in a state of global economy may have a negative effect on our business and operations.

Negative fluctuations in a state of global economy may cause general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower business spending, all of which may have a negative effect on our business, results of operations, financial condition and liquidity. Our suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to carry out our planned exploration programs. Furthermore, it may become difficult to locate other mineral exploration companies with available funds who are willing to engage in risky ventures such as the exploration of our properties.

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

We owe $615,389 to related parties. To pay out this debt or a portion thereof, we may issue shares of our common stock, which will result in substantial dilution to our existing shareholders.

As of January 31, 2019, we owed $1,849 to related parties that are due in the next 12-month period for the services and reimbursable expenses they have provided to us; in addition, we owe our related parties $613,540 on account of long-term notes payable, which are payable on or after July 31, 2021.  We do not have the cash resources to pay the long-term debt; therefore we may decide to partially pay these individuals by issuing shares of our common stock to them. Because of the low market value of our common stock, the issuance of shares will result in substantial dilution to the percentage of our outstanding common stock owned by our current shareholders.

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

Table 12: High and low bids

	High	Low
Fiscal year ended January 31, 2019
First quarter	$0.07	$0.05
Second quarter	$0.05	$0.05
Third quarter	$0.05	$0.05
Fourth quarter	$0.05	$0.05
Fiscal year ended January 31, 2018
First quarter	$0.04	$0.04
Second quarter	$0.04	$0.04
Third quarter	$0.04	$0.04
Fourth quarter	$0.07	$0.03

As of May 2, 2019, we had 40 shareholders of record according to a shareholder’s list provided to us by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, Nevada, 89014.

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

Securities Authorized for Issuance under Equity Compensation Plans

Table 13 provides information as of January 31, 2019, regarding the Red Metal Resources Ltd. 2011 Equity Incentive Plan (the “2011 Plan”), as amended on May 18, 2012, under which equity securities of Red Metal are authorized for issuance.

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

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 14 summarizes and compares our financial condition at January 31, 2019, to the year ended January 31, 2018.

Table 14: Comparison of financial condition

	January 31, 2019	January 31, 2018
Working capital deficit	$(368,653)	$(3,007,331)
Current assets	$10,524	$9,426
Unproved mineral properties	$730,549	$694,616
Current liabilities	$379,177	$3,016,757
Long-term liabilities	$613,540	$-
Common stock and additional paid in capital	$9,006,181	$6,838,837
Accumulated other comprehensive income (loss)	$6,780	$(20,348)
Deficit	$(9,263,300)	$(9,129,238)

Selected Financial Results

YEARS ENDED JANUARY 31, 2019 AND JANUARY 31, 2018

Our results of operations for the years ended January 31, 2019 and 2018 and the changes between those periods are summarized in Table 15.

Table 15: Summary of operating results

	Year ended January 31,		Changes between the years ended January 31,
	2019	2018	2019 and 2018

Operating expenses	$(221,249)	$(231,150)	$(9,901)
Other items:
Foreign exchange	4,062	(1,663)	5,725
Forgiveness of debt	162,723	41,807	120,916
Interest on current debt	(79,598)	(102,831)	(23,233)
Net loss	(134,062)	(293,837)	(159,775)
Unrealized foreign exchange gain (loss)	27,128	(46,501)	73,629
Comprehensive loss	$(106,934)	$(340,338)	$(233,404)

Revenue. We did not generate any revenue during the years ended January 31, 2019 and 2018. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses decreased by $9,901, or 4.3%, from $231,150 for the year ended January 31, 2018, to $221,249 for the year ended January 31, 2019, and consisted of the following:

Table 16: Details of changes in operating expenses

	Year ended January 31,		Changes between the years ended January 31,
	2019	2018	2019 and 2018
Operating expenses
Amortization	$492	$675	$(183)
Consulting fees	30,000	60,000	(30,000)
General and administrative	56,165	63,958	(7,793)
Mineral exploration costs	15,432	1,868	13,564
Professional fees	41,784	18,702	23,082
Rent	5,099	10,245	(5,146)
Regulatory	7,770	10,461	(2,691)
Salaries, wages and benefits	64,507	65,241	(734)
Total operating expenses	$221,249	$231,150	$(9,901)

The most significant year-to-date changes included the following:

•

Our mineral and exploration expenses increased by $13,564, or 726.1%; from $1,868 we incurred during the year ended January 31, 2018, to $15,432 we incurred during the year ended January 31, 2019. The higher mineral exploration expenses during the year ended January 31, 2019, were associated with the payment of 2017/18 and 2018/19 property taxes and late payment fees for the claims that comprise our Mateo Property and for the Cecil claim, which is included in our Farellon Property; these claims were impaired during our Fiscal 2016, however, we retain ownership of these claims.

•

Our professional fees increased by $23,082, or 123.4%, from $18,702 we incurred during the year ended January 31, 2018, to $41,784 we incurred during the year ended January 31, 2019. The change was caused by reclassification of some of our vendor payables from administrative fees to professional fees.

•

Our general and administrative expenses decreased by 12.2%, or $7,793 to $56,165 during the year ended January 31, 2019, as compared to $63,958 we incurred in general and administrative expenses during the comparative period ended January 31, 2018. The decrease was associated mostly with reduced administrative fees which decreased due to reclassification of some of our vendor payables to professional fees.

•

Our consulting fees decreased by 50%, or $30,000 to $30,000 during the year ended January 31, 2019, as compared to $60,000 we incurred in consulting fees during the comparative period ended January 31, 2018. Majority of consulting fees we’ve incurred in the past was with Da Costa Management Corp. (“DCM”), an entity controlled by our CFO and director. DCM agreed to forgive all amounts the Company  owed to DCM as at July 31, 2018, and agreed to provide its further services at no extra charge until such time that we are in position to pay DCM for the services they provide.

•

Our salaries and wages expense for the year ended January 31, 2019 remained comparable to the salaries and wages expense we incurred during the year ended January 31, 2018, as a result of our efforts to control our operating costs.

Other items. To continue our operations we were required to incur additional debt with our debt holders. Our notes payable carry 8% interest, which resulted in $79,598 in interest we accrued during the year ended January 31, 2019, a decrease of $23,233 as compared to $102,831 in interest we accrued during the year ended January 31, 2018. The reduction in interest expense resulted from the partial forgiveness of debt by non arms-length debt holders.

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

Comprehensive loss. Our comprehensive loss for the year ended January 31, 2019, was $106,934 as compared to the comprehensive loss of $340,338 we recorded for the year ended January 31, 2018. During the year ended January 31, 2019, the comprehensive loss included $27,128 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative year ended January 31, 2018, the comprehensive loss included $46,501 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity

Table 17: Working capital

	January 31, 2019	January 31, 2018	Changes between the years ended January 31, 2019 and 2018
Current assets	$10,524	$9,426	11.6%
Current liabilities	379,177	3,016,757	(87.4)%
Working capital deficit	$(368,653)	$(3,007,331)	(87.7)%

As of January 31, 2019, we had a cash balance of $8,686, our working capital was represented by a deficit of $368,653 and cash used in operations totaled $213,581 for the period then ended.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended January 31, 2019. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.

There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

GOING CONCERN

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements, if possible.  At January 31, 2019, we had a working capital deficit of $368,653 and accumulated losses of $9,263,300 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties and geological services.

Sources and uses of cash

YEARS ENDED JANUARY 31, 2019 AND 2018

Table 18 summarizes our sources and uses of cash for the years ended January 31, 2019 and 2018.

Table 18: Summary of sources and uses of cash

	January 31,
	2019	2018
Net cash used in operating activities	$(213,581)	$(122,986)
Net cash used in investing activities	(103,530)	(35,921)
Net cash provided by financing activities	327,512	153,474
Effect of foreign currency exchange	(4,107)	146
Net increase (decrease) in cash	$6,294	$(5,287)

Net cash used in operating activities

During the year ended January 31, 2019, we used net cash of $213,581 in operating activities. We used $216,695 to cover our cash operating costs, $35,746 to decrease our accrued liabilities, and $4,646 to pay back accrued interest on a non-related party loan.  These uses of cash were offset by an increase to the amounts we owed to our related parties of $36,962 and, to a minor extent, with $4,751 decrease in our prepaid expenses and other receivables, and $1,793 increase in accounts payable.

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

Certain non-cash changes included in the net loss for the period

During the year ended January 31, 2019, our outstanding notes payable to related parties resulted in accrual of $70,138 in interest, and our notes payable to non-related party accumulated $2,399 in interest. In addition, we recorded $7,061 in interest associated with unpaid trade accounts payable with related parties, and $492 in amortization.

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

Net cash used in investing activities

During the year ended January 31, 2019, we spent $22,977 paying 2017/18 mineral property taxes which remained unpaid during our Fiscal 2018, and 2018/19 mineral property taxes on exploration claims comprising our Perth and Farellon Properties. We used $25,000 to make the fourth option payment pursuant to our option agreement to acquire the Exeter claim, $50,000 to pay the final option payment to acquire 100% interest in the Quina claim, and $5,553 for mensura work on our Perth Property.

During the year ended January 31, 2018, we spent $35,921 acquiring mineral claims. Of this amount $25,000 was used to acquire Exeter claim and $10,921 to pay annual mineral property taxes on our claims.

Net cash provided by financing activities

During the year ended January 31, 2019, we received $187,500 on subscription to 2,500,000 units of our common stock at $0.075 per unit.

During the year ended January 31, 2019, we borrowed $52,045 and $90,097 (CAD$117,036) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly. During the same period we repaid $2,130 in notes payable to an arms-length party.

During the year ended January 31, 2019, we finalized negotiations with our related parties who agreed to restructure debt we owed to them as at July 31, 2018. As a result of these negotiations, our related parties agreed to forgive us the debt totaling $1,979,844, which was comprised of $456,369 in principal under the notes payable we issued to Mr. Jeffs, our major shareholder, $317,420 in interest accrued on the notes payable we issued to Mr. Jeffs, Ms. Jeffs, our CEO, Fladgate Exploration Consulting Corporation (“Fladgate”), the Company of which Ms. Jeffs and Mr. Thompson are principals, and Mr. da Costa, our CFO. In addition, our related parties also agreed to forgive a total of $1,206,055 we owed them on account of services they have provided to the Company. Remaining $479,995 in notes payable we issued to Ms. Jeffs, Fladgate, and Mr. da Costa, have been amended to extend the repayment period to no less than three years, or July 31, 2021;   all other terms of the notes payable remained substantially unchanged.

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

Contingencies and commitments

We had no contingencies at January 31, 2019.

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

Debt financing

Between February 1, 2017 and January 31, 2019, we borrowed a total of $304,118 from related parties. Information about these transactions is included in the section of this report titled “Certain Relationships and Related Transactions, and Director Independence”.

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

As at January 31, 2019, we owed $615,389 to related parties, of which $613,540 was associated with loans and notes payable due on or after July 31, 2021, and remaining $1,849 was due for services that have been provided to us by our related parties and that are due within the next 12-month period. We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Red Metal Resources Ltd. (the "Company") as of January 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has only generated minimal income to date. The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2010.

Vancouver, Canada

May 16, 2019

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	January 31, 2019	January 31, 2018

ASSETS
Current assets

Cash	$8,686	$2,392
Prepaids and other receivables	1,838	7,034
Total current assets	10,524	9,426

Equipment	1,305	1,966
Unproved mineral properties	730,549	694,616
Total assets	$742,378	$706,008

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$216,926	$387,961
Accrued liabilities	133,383	179,239
Due to related parties	1,849	1,196,798
Notes payable	27,019	34,384
Notes payable to related parties	-	1,218,375
Total current liabilities	379,177	3,016,757

Long-term notes to related parties	613,540	-
Total liabilities	992,717	3,016,757

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 37,504,588 and 35,004,588 issued and outstanding at January 31, 2019 and 2018, respectively	37,504	35,004
Additional paid-in capital	8,968,677	6,803,833
Deficit	(9,263,300)	(9,129,238)
Accumulated other comprehensive income (loss)	6,780	(20,348)
Total stockholders' deficit	(250,339)	(2,310,749)
Total liabilities and stockholders' deficit	$742,378	$706,008

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended January 31,
	2019	2018

Operating expenses:
Amortization	$492	$675
Consulting fees	30,000	60,000
General and administrative	56,165	63,958
Mineral exploration costs	15,432	1,868
Professional fees	41,784	18,702
Rent	5,099	10,245
Regulatory	7,770	10,461
Salaries, wages and benefits	64,507	65,241
	(221,249)	(231,150)

Other items
Foreign exchange gain (loss)	4,062	(1,663)
Forgiveness of debt	162,723	41,807
Interest on notes payable	(79,598)	(102,831)
Net loss	(134,062)	(293,837)

Unrealized foreign exchange gain (loss)	27,128	(46,501)
Comprehensive loss	$(106,934)	$(340,338)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	37,504,588	34,699,304

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2017	34,647,445	$34,647	$6,779,190	$(8,835,401)	$26,153	$(1,995,411)
Stock issued for mineral property	357,143	357	24,643	-	-	25,000
Net loss for the year ended January 31, 2018	-	-	-	(293,837)	-	(293,837)
Foreign exchange translation	-	-	-	-	(46,501)	(46,501)
Balance at January 31, 2018	35,004,588	35,004	6,803,833	(9,129,238)	(20,348)	(2,310,749)

Stock issued for cash	2,500,000	2,500	185,000	-	-	187,500
Extinguishment of related party debt	-	-	1,979,844	-	-	1,979,844
Net loss for the year ended January 31, 2019	-	-	-	(134,062)	-	(134,062)
Foreign exchange translation	-	-	-	-	27,128	27,128

Balance at January 31, 2019	37,504,588	$37,504	$8,968,677	$(9,263,300)	$6,780	$(250,339)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	For the year ended January 31,
	2019	2018
Cash flows used in operating activities:
Net loss	$(134,062)	$(293,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	70,138	84,809
Accrued interest on related party payables	7,061	14,614
Accrued interest on notes payable	2,399	3,228
Amortization	492	675
Forgiveness of debt	(162,723)	(41,807)

Changes in operating assets and liabilities:
Prepaids and other receivables	4,751	77
Accounts payable	1,793	32,961
Accrued liabilities	(35,746)	9,544
Due to related parties	36,962	70,535
Repayment of interest accrued on notes payable	(4,646)	(3,785)
Net cash used in operating activities	(213,581)	(122,986)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(103,530)	(35,921)
Net cash used in investing activities	(103,530)	(35,921)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	142,142	161,976
Issuance of common stock for private placements	187,500	-
Cash paid for notes payable	(2,130)	(8,502)
Net cash provided by financing activities	327,512	153,474

Effects of foreign currency exchange	(4,107)	146

Increase (decrease) in cash	6,294	(5,287)
Cash, beginning	2,392	7,679
Cash, ending	$8,686	$2,392

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$4,646	$-
Non-cash investing transactions:
Shares issued for mineral property	$-	$25,000

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has generated only minimal income to date, and has accumulated losses of $9,263,300 since inception. The Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through equity and/or debt financings, and by entering into joint venture agreements. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, the continued financial support from related party creditors, and ultimately on generating profitable operations.

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

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, other receivables, accounts payable, and amounts due to related parties approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2019	January 31, 2018

Due to a company owned by an officer (a)	$25	$699,882
Due to a company controlled by directors (b)	1,824	371,303
Due to a company controlled by a major shareholder (a)	-	85,906
Due to a major shareholder (a)	-	39,707
Total due to related parties	$1,849	$1,196,798

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand, and prior to forgiveness of debt effected on July 31, 2018, bore interest at 10%. Subsequent to July 31, 2018, no interest is being accrued on the amounts owed to the company controlled by directors.

During the year ended January 31, 2019, the Company accrued $7,061 (January 31, 2018 - $14,614) in interest expense on trade accounts payable with related parties.

On July 31, 2018, debt owing by the Company to related parties of $1,206,055 was forgiven. The gain on the extinguishment of debt was recorded in additional paid-in capital. The details of debt forgiveness are as follows:

July 31, 2018
Amounts due for services:
Debt forgiven by the company owned by an officer	$721,947
Debt forgiven by the company controlled by directors	361,163
Debt forgiven by the company controlled by a major shareholder	85,374
Debt forgiven by the major shareholder	37,571
Total debt forgiven by related parties	$1,206,055

Transactions with Related Parties

During the years ended January 31, 2019 and 2018, the Company incurred the following expenses with related parties:

	January 31, 2019	January 31, 2018

Consulting fees paid or accrued to a company owned by the CFO	$30,000	$60,000
Rent fees paid or accrued to a company controlled by a major shareholder	$5,184	$10,245

Notes Payable Issued to Related Parties

The following amounts were due under the notes payable the Company issued to related parties:

	January 31, 2019	January 31, 2018

Notes payable to the Chief Executive Officer (“CEO”) (c)	$502,448	$478,355
Note payable to the Chief Financial Officer (“CFO”) (c)	8,849	13,724
Note payable to a major shareholder (c)	-	569,064
Note payable to a company controlled by directors (c)	102,243	157,232
Total notes payable to related parties (d)	$613,540	$1,218,375

(c) Amounts are unsecured and bear interest at 8%.

(d) As at January 31, 2019, the debt holders agreed to extend the repayment period until July 31, 2021; as such, the full amount due under the notes payable was reclassified to long-term notes payable.

During the year ended January 31, 2019, the Company accrued $70,138 (January 31, 2018 - $84,809) in interest expense on the notes payable to related parties.

During the year ended January 31, 2019, debt owing by the Company to related parties under the demand notes payable of $773,789 was forgiven. The gain on the extinguishment of debt was recorded in additional paid-in capital. The details of forgiveness of the notes payable are as follows:

	July 31, 2018
Amounts due for	Principal	Accrued Interest
Accrued interest on note payable to the CEO	$-	$127,674
Accrued interest on note payable to the CFO	-	5,777
Note payable including accrued interest to a major shareholder	456,369	128,666
Accrued interest on note payable to the company controlled by directors	-	55,303
Total notes payable and accrued interest forgiven by related parties	$456,369	$317,420

NOTE 4 -FORGIVENESS OF DEBT

During the year ended January 31, 2019, the Company reached an agreement with its arms-length service providers who agreed to forgive portion of debt the Company owed to them as at July 31, 2018. As a result of these negotiations, the Company recognized $162,723 as debt forgiveness, of which $38,211 was associated with reversal of old debt which exceeded the statute of limitations.

NOTE 5 - UNPROVED MINERAL PROPERTIES

The following are the schedules of the Company’s unproved mineral properties as at January 31, 2019 and 2018:

Mineral Claims at January 31, 2019	January 31, 2018	Additions/ Payments	Property Taxes Paid/ Accrued	Effect of foreign currency translation	January 31, 2019
Farellon Project
Farellon Alto 1-8(1)	$443,027	$--	$10,635	$(42,394)	$411,268
Quina	117,145	50,000	1,962	(10,588)	158,519
Exeter	92,741	25,000	1,837	(9,994)	109,584
	652,913	75,000	14,434	(62,976)	679,371

Perth Project	41,703	5,553	8,543	(4,621)	51,178

Total Costs	$694,616	$80,553	$22,977	$(67,597)	$730,549

Mineral Claims at January 31, 2018	January 31, 2017	Additions/ Payments	Property Taxes Paid/ Accrued	Effect of foreign currency translation	January 31, 2018
Farellon Project
Farellon Alto 1-8(1)	$412,782	$--	$282	$29,963	$443,027
Quina	80,315	25,000	3,790	8,040	117,145
Exeter	57,165	25,000	3,549	7,027	92,741
	550,262	50,000	7,621	45,030	652,913

Perth Project	35,588	--	3,300	2,815	41,703

Total Costs	$585,850	$50,000	$10,921	$47,845	$694,616

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

In order to acquire the 100% interest in the Quina Claim, the Company was required to pay a total of $150,000, which, at discretion of the Company, could be paid in a combination of shares of the Company and cash over four years, as detailed in the following schedule:

Date	Option Payment	Shares Issued
Upon execution of the option agreement (“Execution date”) (paid)	$25,000	500,000
12 months subsequent to the Execution date (paid)	25,000	833,333
24 months subsequent to the Execution date (paid)	25,000	357,143
36 months subsequent to the Execution date (pad)	25,000	357,143
48 months subsequent to the Execution date (paid)	50,000	n/a
Total	$150,000	2,047,619

The number of shares issued for each option payment was determined based on the average trading price of the Company’s shares during a 30-day period prior to the payment. As of January 31, 2019, the Company holds 100% interest in Quina Claim.

The Company agreed to pay a 1.5% royalty from net smelter returns (“NSR”) on the Quina Claim, which the Company can buy out for a one-time payment of $1,500,000.

Farellon Project, Exeter Claim

On June 3, 2015, Polymet entered into an option agreement, made effective on June 15, 2015, with an unrelated party, to earn 100% interest in a mining exploration concession Exeter 1-54 (the “Exeter Claim”).

In order to acquire 100% interest in the Exeter Claim, the Company is required to pay a total of $150,000 as outlined in the following schedule:

Option Payment
Upon execution of the option agreement (“Execution date”) (paid)	$25,000
On or before May 12, 2016 (paid)	25,000
On or before May 12, 2017 (paid)	25,000
On or before May 12, 2018 (paid)	25,000
On or before May 12, 2019 (paid subsequent to January 31, 2019, Note 8)	50,000
Total	$150,000

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

NOTE 6- COMMON STOCK

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

On December 9, 2017, the Company issued 357,143 shares of its common stock with a fair value of $25,000 as consideration for the fourth option payment to acquire an interest in the Quina Claim (Note 5).

Warrants

At January 31, 2019, the Company had 2,500,000 warrants (January 31, 2018: nil) issued and exercisable. Each warrant entitles its holder to purchase one common share for a period of two years expiring on April 20, 2020, at an exercise price of $0.1875 per share, subject to acceleration clause as described above.

NOTE 7 - INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	January 31, 2019	January 31, 2018
Net loss	$(134,062)	$(293,837)
Statutory income tax rate	21%	21%
Expected in tax recovery at statutory income tax rates	(28,100)	(62,000)
Permanent differences and other	--	--
Difference in foreign tax rates, foreign exchange, other	(12,000)	(8,000)
Change in tax rate		162,000
Other	(18,900)	--
Adjustment to prior year provisions versus statutory tax returns	18,000	330,000
Change in valuation allowance	41,000	(422,000)
Income tax recovery	$--	$--

Temporary differences that give rise to the following deferred tax assets and liabilities at are:

	January 31, 2019	January 31, 2018
Deferred tax assets (liabilities)
Federal loss carry forwards	$715,000	$715,000
Foreign loss carry forwards	925,000	877,000
Mineral properties	24,000	31,000
	1,664,000	1,623,000
Valuation allowance	(1,664,000)	(1,623,00)
	$--	$--

The Company has approximately $3,402,738 of United States federal net operating loss carry forwards that may be offset against future taxable income. These losses may be carried forward indefinitely.

The Company also has approximately $3,425,123 of Chilean tax losses. The Chilean tax losses can be carried forward indefinitely.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to January 31, 2019, the Company entered into a number of loan agreements with Ms. Jeffs, the Company’s CEO and President, for $34,618 (CAD$44,200) and $50,835. The loans are unsecured, due on or after July 31, 2021, with interest payable at a rate of 8% per annum (Note 3).

On May 13, 2019, the Company made its 5th and the final payment to acquire Exeter Claim, which is included in the Farellon Project (Note 5).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer determined that, as of January 31, 2019, our internal control over financial reporting was not effective due to limited segregation of duties.

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

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 19 contains certain information regarding our directors and executive officers. There is a family relationship between Caitlin Jeffs and Michael Thompson.  Directors serve until their successors are duly elected and qualified.

Table 19: Directors and officers

Name	Age	Position
Caitlin Jeffs	43	Director, Chief Executive Officer, President and Secretary
Michael Thompson	49	Director and Vice President of Exploration
Joao (John) da Costa	54	Director, Chief Financial Officer and Treasurer
Jeffrey Cocks	56	Director
Cody McFarlane	32	Director

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

Jeffrey Cocks. Mr. Cocks has over 25 years of experience in consulting, sales, marketing, product development and branding, as well as corporate compliance including overseeing his company’s accounting, compliance and finance departments and as a director of several public companies in both the United States and Canada. From August 1996 to the present, Mr. Cocks has served as the Chairman and Chief Executive Officer of West Isle Ventures, Ltd., a Canadian company that provides consulting services to start-ups and other companies. Mr. Cocks also serves on the board of directors and audit committees of Smooth Rock Ventures Corp, Lithium Energi Exploration Inc., and Edison Cobalt Corp. all of which are traded on the Toronto Stock Exchange. Since February 28, 2014, Mr. Cocks is the Chairman, CEO, and CFO of Nevada Canyon Gold Corp., an SEC reporting issuer. Mr. Cocks has a degree from Simon Frasier University in its securities program.

Cody McFarlane. Mr. McFarlane is the General Manager with the Latin American division of Harris Gómez Group, an international and multidisciplinary firm specializing in cross border transactions between Australia and Latin America. Mr. McFarlane brings with him an extensive knowledge of international acquisitions and expansions of various businesses into Chile, Peru, Bolivia, Colombia, Ecuador, Argentina, Brazil, Panama and Mexico, as well as expertise of working with international trade organizations (UK Trade, Canadian Embassy, etc.) whom he assisted in identifying opportunities in several Chilean key sectors such as mining, energy and infrastructure. Mr. McFarlane has earned his Diploma in Business Management from Grant MacEwan University, Edmonton, Canada, and his Bachelor of Commerce in Managerial Finance form the University of Lethbridge, Canada.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

Table 20: Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Caitlin Jeffs Chief Executive Officer, President and Secretary	2019 2018	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	7,061(1) 14,614(1)	7,061 14,614
Michael Thompson Vice President of Exploration	2019 2018	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	7,061(1) 14,614(1)	7,061 14,614
Joao (John) da Costa Chief Financial Officer and Treasurer	2019 2018	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	30,000(2) 60,000(2)	30,000 60,000

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

In the past we have not paid compensation to our Named Executive Officers, although we have paid and continue to pay or accrue fees to entities controlled by our Named Executive Officers for services rendered to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”. In the past we have granted options to purchase our common stock to our Named Executive Officers as compensation for the services they render to us in our day-to-day operations. Grants of options allow us to conserve cash at the same time as they increase the proprietary interest of our Named Executive Officers in the Company, thereby aligning their interests with those of our shareholders.  In the future, we may pay cash compensation to our Named Executive Officers and we may pay bonuses of cash or securities as a way of rewarding exceptional performance. We did not pay bonuses during the fiscal year ended January 31, 2019.

We do not have a compensation committee; instead the entire board of directors participates in deliberations concerning executive officer compensation.

Director Compensation

Other than the compensation set out in the table above, we have not paid compensation to our directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 21 presents, as of May 14, 2019, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. As of May 14, 2019, there were 37,504,588 shares of our common stock issued and outstanding.

Table 21: Security ownership

Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Security Ownership of Management
Common stock	Caitlin Jeffs 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	1,691,909	4.51%
Common stock	Michael Thompson 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	86,191	0.23%
Common stock	Fladgate Exploration Consulting Corp.(a) 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	330,087	0.88%
Common stock	Joao (John) da Costa 789 West Pender Street, Unit 810 Vancouver, BC V6C 1H2	743,691	1.98%
Common stock	Jeffrey Cocks 2543 Nuttal Drive Nanoose Bay, BC V9P 9B4	Nil	Nil
Common stock	Cody McFarlane Punta Nogales 1324 House 19 Santiago, Chile	Nil	Nil
	All officers and directors as a group	2,851,878	7.60%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common stock	Diane Bjola(b) 85 Norquay Rd. Victoria, BC V9B 1V1	5,000,000	12.50%
Common stock	Richard N. Jeffs 11750 Fairtide Road Ladysmith, BC V9G 1K5	5,326,406	20.57%
Common stock	Robert Andjelic PO Box 69 Millarville, AB T0L 1K0	2,500,000	6.67%

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Using the definition of “independent” in Rule 5605 of the Rules of The Nasdaq Stock Market, we have determined that Mr. Cocks and Mr. McFarlane are independent directors.

Transactions with Related Persons

Since February 1, 2017, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Loans from Richard N. Jeffs

During the year ended January 31, 2018, we borrowed from Richard N. Jeffs, our major shareholder, $30,000 and $19,580 (CAD$26,000). We did not borrow any funds from Mr. Jeffs during the year ended January 31, 2019. On July 31, 2018, Mr. Jeffs agreed to forgive a total of $622,607 we owed to him as at July 31, 2018. The debt comprised of $456,369 in principal and $128,666 in interest accrued on the notes payable we issued to Mr. Jeffs and $37,571 for services Mr. Jeffs provided to our Subsidiary, Minera Polymet.  As of January 31, 2019, we had no indebtedness with Mr. Jeffs. We did not have any transactions with Mr. Jeffs subsequent to January 31, 2019, and up to the date of this Annual Report on Form 10-K.

Loans from Caitlin L. Jeffs

During the year ended January 31, 2019, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors $52,045 and $90,097 (CAD$117,036). During the year ended January 31, 2018, we borrowed from Ms. Jeffs $5,740 and $106,656 (CAD$138,505). The loans are subject to 8% interest compounded monthly, are unsecured and due on demand. On July 31, 2018, Ms. Jeffs agreed to forgive a total of $127,675 in interest accrued on the notes payable we issued to Ms. Jeffs as at July 31, 2018. In addition, Ms. Jeffs agreed to extend the repayment period of the principal outstanding under all notes payable we issued to her to July 31, 2021; all other terms of the notes payable remained substantially unchanged. As of January 31, 2019, we were indebted to Ms. Jeffs in the amount of $502,448 (2018 - $478,355), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $17,425 (2018 - $113,983). Subsequent to January 31, 2019, Ms. Jeffs advanced us a further $34,618 (CAD$44,200) and $50,835 for working capital.

Loans from John da Costa

At January 31, 2019, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $8,849 (2018 - $13,724), consisting of the full principal of the loan we received from Mr. da Costa plus accrued interest of $349 (2018 - $5,224). We did not borrow any additional funds from Mr. da Costa during the year ended January 31, 2018. On July 31, 2018, Mr. da Costa agreed to forgive $5,777 in interest accrued on the note payable we issued to Mr. da Costa as at July 31, 2018. In addition, Mr. da Costa agreed to extend the repayment period of the principal outstanding under the note payable we issued to him to July 31, 2021;   all other terms of the note payable remained substantially unchanged.

Transactions with Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors is the principal of Da Costa Management Corp.  During the year ended January 31, 2019, we accrued $30,000 (2018 - $60,000) to Da Costa Management for services provided by them.  This amount has been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. On July 31, 2018, Da Costa Management Corp. agreed to forgive a total of $721,947 we owed to them for services provided up to and including July 31, 2018. As of January 31, 2019, we were indebted to Da Costa Management Corp. in the amount of $25 for reimbursable expenses (2018 - $699,882).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs, our Chief Executive Officer, Secretary and a member of our Board of Directors, and Michael Thompson, our Vice President of Exploration and a member of our Board of Directors are the principals of Fladgate, each owning 33% of the interest in the entity. During the years ended January 31, 2019 and 2018, we did not have any transaction with Fladgate, except for $7,061 (2018 - $14,614) in interest we accrued on unpaid invoices, and $9,937 (2018 - $11,481) in interest we accrued on the notes payable we issued to Fladgate. These amounts have been included in the Summary Compensation Table under Item 11 of this Annual Report on Form 10-K. On July 31, 2018, Fladgate agreed to forgive a total of $416,466 we owed to them as at July 31, 2018. The debt comprised of $55,302 in interest accrued on the notes payable we issued to Fladgate as at July 31, 2018 and $361,163 in related party payables for services Fladgate provided to us. All other terms of the notes payable remained substantially unchanged. In addition, Fladgate agreed to extend the repayment period of the principal outstanding under the notes payable we issued to them to July 31, 2021; all other terms of the notes payable remained substantially unchanged. As of January 31, 2019, we were indebted to Fladgate in the amount of $104,067 for unpaid fees (2018 - $371,303).

Transactions with Minera Farellon Limitada

We were paying Minera Farellon Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. Richard N. Jeffs, our major shareholders is the principal of Minera Farellon Limitada, owning 50% of the entity. On July 31, 2018, Minera Farellon agreed to forgive a total of $85,374 we owed to them as at July 31, 2018, for rental fees, and advances the Company received from Minera Farellon up to July 31, 2018, and agreed to provide the office free of charge until such time that the Company is in position to pay the rent fees. During the year ended January 31, 2019, we accrued $5,184 (2018 - $10,245) in office rental fees. As of January 31, 2019, we had no indebtedness with Minera Farellon. We did not have any transactions with Minera Farellon subsequent to January 31, 2019, and up to the date of this Annual Report on Form 10-K.

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

2019 - $15,933 - Dale Matheson Carr-Hilton Labonte LLP

2018 - $19,588 - Dale Matheson Carr-Hilton Labonte LLP

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2019 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2018 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2019 - $380 - Dale Matheson Carr-Hilton Labonte LLP

2018 - $810 - Dale Matheson Carr-Hilton Labonte LLP

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2019 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2018 - $0 - Dale Matheson Carr-Hilton Labonte LLP

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

Dated: May 16, 2019

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Caitlin Jeffs Caitlin Jeffs	Chief Executive Officer, (Principal Executive Officer) President, Secretary and Member of the Board of Directors	May 16, 2019

/s/ Joao (John) da Costa Joao (John) da Costa	Chief Financial Officer and director (Principal Financial and Accounting Officer) and Member of the Board of Directors	May 16, 2019

/s/ Michael Thompson Michael Thompson	Vice President of Exploration and Member of the Board of Directors	May 16, 2019

/s/ Jeffrey Cocks Jeffrey Cocks	Member of the Board of Directors	May 16, 2019

/s/ Cody McFarlane Cody McFarlane	Member of the Board of Directors	May 16, 2019