Form 10-Q
period 2019-04-30
RED METAL RESOURCES, LTD.
filed 2019-06-14
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 14, 2019, the number of shares of the registrant’s common stock outstanding was 37,504,588.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	April 30, 2019	January 31, 2019
	(Unaudited)

ASSETS
Current assets
Cash	$16,016	$8,686
Prepaids and other receivables	3,906	1,838
Total current assets	19,922	10,524

Equipment	1,190	1,305
Unproved mineral properties	718,787	730,549
Total assets	$739,899	$742,378

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$226,678	$216,926
Accrued liabilities	137,695	133,383
Due to related parties	1,810	1,849
Notes payable	27,106	27,019
Total current liabilities	393,289	379,177

Long-term notes to related parties	650,178	613,540
Total liabilities	1,043,467	992,717

Stockholders' deficit
Common stock, $0.001 par value, authorized 500,000,000, 37,504,588 issued and outstanding at April 30, 2019 and January 31, 2019	37,504	37,504
Additional paid in capital	8,968,677	8,968,677
Deficit	(9,319,206)	(9,263,300)
Accumulated other comprehensive income	9,457	6,780
Total stockholders' deficit	(303,568)	(250,339)
Total liabilities and stockholders' deficit	$739,899	$742,378

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended April 30,
	2019	2018

Operating expenses:
Amortization	$96	$145
Consulting fees	-	15,000
General and administrative	11,274	11,757
Mineral exploration costs	1,797	10,530
Professional fees	11,598	7,619
Rent	-	2,749
Regulatory	2,622	2,652
Salaries, wages and benefits	15,856	19,109
	(43,243)	(69,561)

Other items
Foreign exchange gain	66	3,641
Interest on notes payable	(12,729)	(27,934)
Net loss	(55,906)	(93,854)

Unrealized foreign exchange gain	2,677	53,135
Comprehensive loss	$(53,229)	$(40,719)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	37,504,588	35,285,487

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2018	35,004,588	$35,004	$6,803,833	$(9,129,238)	$(20,348)	$(2,310,749)

Stock issued for cash	2,500,000	2,500	185,000	-	-	187,500
Net loss for the three month period ended April 30, 2018	-	-	-	(93,854)	-	(93,854)
Foreign exchange translation	-	-	-	-	53,135	53,135
Balance at April 30, 2018	37,504,588	37,504	6,988,833	(9,223,092)	32,787	(2,163,968)

Extinguishment of related party debt	-	-	1,979,844	-	-	1,979,844
Net loss for the nine months ended January 31, 2019	-	-	-	(40,208)	-	(40,208)
Foreign exchange translation	-	-	-	-	(26,007)	(26,007)
Balance at January 31, 2019	37,504,588	37,504	8,968,677	(9,263,300)	6,780	(250,339)

Net loss for the three month period ended April 30, 2019	-	-	-	(55,906)	-	(55,906)
Foreign exchange translation	-	-	-	-	2,677	2,677

Balance at April 30, 2019	37,504,588	$37,504	$8,968,677	$(9,319,206)	$9,457	$(303,568)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the three months ended April 30,
	2019	2018

Cash flows used in operating activities:
Net loss	$(55,906)	$(93,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	12,196	23,547
Accrued interest on related party payables	-	3,611
Accrued interest on notes payable	533	741
Amortization	96	145

Changes in operating assets and liabilities:
Prepaids and other receivables	(2,195)	(791)
Accounts payable	12,320	4,272
Accrued liabilities	6,134	6,223
Due to related parties	-	17,749
Net cash used in operating activities	(26,822)	(38,357)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	-	(21,677)
Net cash used in investing activities	-	(21,677)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	35,190	16,932
Issuance of common stock for private placements	-	187,500
Net cash provided by financing activities	35,190	204,432

Effects of foreign currency exchange	(1,038)	1,912

Increase in cash	7,330	146,310
Cash, beginning	8,686	2,392
Cash, ending	$16,016	$148,702

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2019, are not necessarily indicative of the results that may be expected for the year ending January 31, 2020.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2019	January 31, 2019

Due to a company owned by an officer (a)	$25	$25
Due to a company controlled by directors (b)	1,785	1,824
Total due to related parties	$1,810	$1,849

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand, and prior to forgiveness of debt bore interest at 10%; subsequent to forgiveness of debt no interest is being accrued on the amounts owed to the company controlled by directors.

During the three-month period ended April 30, 2019, the Company did not accrue any interest on the amounts payable to related parties (April 30, 2018 - $3,611).

The following amounts were due under the notes payable the Company issued to related parties:

	April 30, 2019	January 31, 2019

Note payable to the Chief Executive Officer (“CEO”) (c)	$539,072	$502,448
Note payable to the Chief Financial Officer (“CFO”) (c)	9,023	8,849
Note payable to a company controlled by directors (c)	102,083	102,243
Total notes payable to related parties	$650,178	$613,540

(c) Amounts are unsecured, bear interest at 8%, and due on or after July 31, 2021.

During the three-month period ended April 30, 2019, the Company accrued $12,196 (April 30, 2018 - $23,547) in interest expense on the notes payable to related parties.

Transactions with Related Parties

During the three-month periods ended April 30, 2019 and 2018, the Company incurred the following expenses with related parties:

	April 30, 2019	April 30, 2018

Consulting fees paid or accrued to a company owned by the CFO	$-	$15,000
Rent fees paid or accrued to a company controlled by a major shareholder	$-	$2,749

NOTE 3 - UNPROVED MINERAL PROPERTIES

Following are the schedules of the Company’s unproved mineral properties as at April 30, 2019:

Mineral Claims	January 31, 2019	Acquisition fees and property taxes paid	Effect of foreign currency translation	April 30, 2019
Farellon Project
Farellon Alto 1-8	$411,268	$-	$(6,621)	$404,647
Quina	158,519	-	(2,552)	155,967
Exeter	109,584	-	(1,765)	107,819
	679,371	-	(10,938)	668,433

Perth Project	51,178	-	(824)	50,354

Total Costs	$730,549	$-	$(11,762)	$718,787

NOTE 4- COMMON STOCK

Warrants

At April 30, 2019, the Company had 2,500,000 warrants issued and exercisable. Each warrant entitles its holder to purchase one common share for a period of two years expiring on April 20, 2020, at an exercise price of $0.1875 per share. The Company may accelerate the expiration date of the warrants if the daily volume weighted average share price of the Company’s common shares equals to or is greater than CAD$0.30 as posted on the Canadian Securities Exchange, or USD$0.225 as posted on OTC Link alternative trading system (or such other stock exchange as the Company’s common shares are then trading on) for ten consecutive trading days.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to April 30, 2019, the Company made the fifth and the final option payment of $50,000 to acquire a 100% interest in the Exeter Claim. The funds to make the option payment were advanced to the Company by its CEO and director in exchange for a note payable, which accumulates interest at 8% per annum compounded monthly, is unsecured and payable on or after July 31, 2021.

Subsequent to April 30, 2019, the Company entered into a loan agreement with Richard Jeffs, a significant shareholder of the Company, for an unsecured loan in the principal amount of $50,000, with interest payable at a rate of 8% per annum compounded monthly and payable on or after July 31, 2021.

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Overview

Red Metal Resources Ltd. (“Red Metal” or the “Company”) is a mineral exploration company engaged in locating, and eventually developing, mineral resources in Chile. Our business strategy is to identify, acquire and explore prospective mineral claims with a view to either developing them ourselves or, more likely, finding a joint venture partner with the mining experience and financial means to undertake the development. All our claims are in the Candelaria IOCG belt in the Chilean Coastal Cordillera.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, our subsidiary, Minera Polymet SpA, has two employees in Chile and engages independent consultants on as needed basis. Most of our support - such as vehicles, office, and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on four of our mineral claims - Farellon Alto 1-8, Quina 1 - 56, Exeter 1 - 54, and Che. These royalties are payable once exploitation begins. We are also required to pay property taxes that are due annually on all the claims that are included in our properties.

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

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at April 30, 2019, to the year ended January 31, 2019.

Table 1: Comparison of financial condition

	April 30, 2019	January 31, 2019
Working capital deficit	$(373,367)	$(368,653)
Current assets	$19,922	$10,524
Unproved mineral properties	$718,787	$730,549
Total current liabilities	$393,289	$379,177
Total long-term liabilities	$650,178	$613,540
Common stock and additional paid in capital	$9,006,181	$9,006,181
Accumulated other comprehensive loss	$9,457	$6,780
Deficit	$(9,319,206)	$(9,263,300)

Selected Financial Results

THREE MONTHS ENDED APRIL 30, 2019 AND 2018

Our operating results for the three months ended April 30, 2019 and 2018, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended
	April 30, 2019	April 30, 2018	Percentage Increase / (Decrease)
Operating expenses	$(43,243)	$(69,561)	(37.8)%
Other items:
Foreign exchange gain	66	3,641	(98.2)%
Interest on notes payable	(12,729)	(27,934)	(54.4)%
Net loss	(55,906)	(93,854)	(40.4)%
Unrealized foreign exchange gain	2,677	53,135	(95.0)%
Comprehensive loss	$(53,229)	$(40,719)	30.7%

Revenue. We did not generate any revenue during the three-month period ended April 30, 2019 and 2018. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three-month periods ended April 30, 2019 and 2018, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended
	April 30, 2019	April 30, 2018	Percentage Increase / (Decrease)
Operating expenses
Amortization	$96	$145	(33.8)%
Consulting fees	-	15,000	(100.0)%
General and administrative	11,274	11,757	(4.1)%
Mineral exploration costs	1,797	10,530	(82.9)%
Professional fees	11,598	7,619	52.2%
Rent	-	2,749	(100)%
Regulatory	2,622	2,652	(1.1)%
Salaries, wages and benefits	15,856	19,109	(17.0)%
Total operating expenses	$43,243	$69,561	(37.8)%

Our operating expenses decreased by $26,318, or 37.8%, from $69,561 for the three-month period ended April 30, 2018 to $43,243 for the three-month period ended April 30, 2019. The decrease in operating expenses during the three-month period ended April 30, 2019, was associated mainly with an absence of consulting fees and office rental fees during the three-month period ended  April 30, 2019, as opposed to $15,000 in consulting fees and $2,749 in rental fees we incurred during the three months ended April 30, 2018. The decreases in consulting and rental fees were further augmented by reduction in mineral exploration costs, which decreased by $8,733, from $10,530 we incurred during the three-month period ended April 30, 2018 to $1,797 we incurred during the three-month period ended April 30, 2019, and reduction in the salaries, wages and benefits of $3,253, which decreased from $19,109 we incurred during the three months ended April 30, 2018, to $15,856 we incurred during the three-month period ended April 30, 2019. These decreases were in part offset by $3,979 increase in professional fees, which amounted to $11,598, as compared to the $7,619 we incurred during the three months ended April 30, 2018.

Other items. To continue our operations, we were required to incur additional debt with our debt holders. Our notes payable carry 8% annual interest, which resulted in $12,729 in interest we accrued during the three-month period ended April 30, 2019, a decrease of $15,205 as compared to $27,934 in interest we accrued during the three-month period ended April 30, 2018. The reduction in interest expense resulted from the partial forgiveness of debt by non arms-length debt holders.

Comprehensive loss. Our comprehensive loss for the three-month period ended April 30, 2019, was $53,229 as compared to the comprehensive loss of $40,719 we recorded for the three-month period ended April 30, 2018. During the three-month period ended April 30, 2019, the comprehensive loss included $2,677 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative three-month period ended April 30, 2018, the comprehensive loss included $53,135 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	April 30, 2019	January 31, 2019	Percentage Increase / (Decrease)
Current assets	$19,922	$10,524	89.3%
Current liabilities	393,289	379,177	3.7%
Working capital deficit	$(373,367)	$(368,653)	1.3%

As of April 30, 2019, we had a cash balance of $16,016, our working capital was represented by a deficit of $373,367 and cash used in operations totaled $26,822 for the period then ended.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three-month period ended April 30, 2019. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 5 summarizes our sources and uses of cash for the three months ended April 30, 2019 and 2018.

Table 5: Summary of sources and uses of cash

	April 30,
	2019	2018
Net cash used in operating activities	$(26,822)	$(38,357)
Net cash used in investing activities	-	(21,677)
Net cash provided by financing activities	35,190	204,432
Effects of foreign currency exchange	(1,038)	1,912
Net increase in cash	$7,330	$146,310

Net cash used in operating activities

During the three months ended April 30, 2019, we used net cash of $26,822 in operating activities. We used $43,081 to cover our cash operating costs and $2,195 to prepay our future expenses. These uses of cash were offset by $12,320 and $6,134 increases to our accounts payable and accrued liabilities, respectively.

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

Certain non-cash changes included in the net loss for the period

During the three-month period ended April 30, 2019, our outstanding notes payable to related parties resulted in the accrual of $12,196 in interest, and our notes payable to non-related party accumulated $533 in interest. In addition, we recorded $96 in amortization of our work truck used for Chilean operations.

During the three months ended April 30, 2018, our outstanding notes payable to related parties resulted in the accrual of $23,547 in interest, and our notes payable to non-related party accumulated $741 in interest. In addition, we recorded $3,611 in interest associated with unpaid trade accounts payable with related parties, and $145 in amortization.

Net cash used in investing activities

During the three months ended April 30, 2019, we did not have any cash investing activities.

During the three months ended April 30, 2018, we spent $21,677 paying 2017/18 mineral property taxes which remained unpaid during our Fiscal 2018, and 2018/19 mineral property taxes on the exploration claims comprising our Perth and Farellon Properties.

Net cash provided by financing activities

During the three months ended April 30, 2019, we borrowed $35,190 (CAD$46,895) from our CEO. The loans are unsecured, bear interest at 8% per annum, compounded monthly, and are payable on or after July 31, 2021.

During the three months ended April 30, 2018, we borrowed $895 and $16,037 (CAD$20,314) from our CEO. The loans are unsecured and bear interest at 8% per annum, compounded monthly. These loans were due on demand, however, at July 31, 2018, as part of our debt restructuring initiative, the lenders agreed not to demand  repayment prior to July 31, 2021. During the same period, we received $187,500 on subscription to 2,500,000 units of our common stock at $0.075 per unit.

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible. At April 30, 2019, we had a working capital deficit of $373,367 and accumulated losses of $9,319,206. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Unproved Mineral Properties

Table 6: Active properties

		Hectares
Property	Percentage, type of claim	Gross area	Net area (a)
Farellon
Farellon Alto 1 - 8 claim	100%, mensura	66
Quina 1 - 56 claim	100%, mensura	251
Exeter 1 - 54 claim	100%, mensura	235
Cecil 1 - 49 claim	100%, mensura	228
Teresita claim	100%, mensura	1
Azucar 6 - 25 claim	100%, mensura	88
Stamford 61 - 101 claim	100%, mensura	165
Kahuna 1 - 40 claim	100%, mensura	200
		1,234	1,234
Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 27 claim	100%, mensura in process	300
Lancelot II	100%, pedimento	200
Merlin I	100%, pedimento	300
Rey Arturo 1 al 29 claim	100%, mensura in process	300
Galahad I	100%, pedimento	300
Percival	100%, pedimento	300
Tristan II	100%, pedimento	300
Camelot	100%, pedimento	300
		2,409
Overlapped claims (a)		(109)	2,300

Mateo
Margarita claim	100%, mensura	56
Che 1 & 2 claims	100%, mensura	76
Irene & Irene II claims	100%, mensura	60
Mateo 4 and 5 claims	100%, mensura	600
Mateo 1, 2, 3, 10A, 10B, 12, 13 claims	100%, mensura in process	861
		1,653
Overlapped claims (a)		(469)	1,184
			4,718

 (a) Certain mensura in process claims overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of overlapped claims).

Our active properties as of the date of this filing are set out in Figure 1. These properties are accessible by road from Vallenar as illustrated in Figure 1 below.

Figure 1: Location and access to active properties.

Farellon Property. Entry into a Lease Agreement for Farellon Alto 1-8

On August 22, 2018, we entered into a lease agreement (the “Lease Agreement”) with Mr. Lucas Godoy Ocayo (the “Lessee”) to lease out our Farellon Alto 1-8 property (the “Property”) in exchange for a 15% royalty on gross smelter returns of Cobalt extracted from the Property and a 10% royalty on gross smelter returns received from all other minerals extracted from the Property. The Lease Agreement is subject to minimum monthly royalty payments of $1,500, which the Lessee was originally required to start making as of November 22, 2018, onwards. As at the date of the filing of this Quarterly Report on Form 10-Q, we have agreed to terminate the Lease Agreement following the request we received from the Lessee, who has made certain improvements to the road  infrastructure on the Property, however, was not able to commence their mining operations.

The Lease Agreement was for a period of three years and was renewable automatically for additional three-year consecutive periods. Based on the Lease Agreement, the Lessee was responsible for the exploitation arrangements such as camp costs, road repairs, permits, and was also responsible for supplying manpower to carry out the exploration and exploitation program on the Property.

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

On May 13, 2019, we made our final cash payment of $50,000 to acquire a 100% interest in Exeter Claim. The vendor retains a 1.5% royalty from net smelter returns (“NSR”) on the Exeter claim, which we have the right to buy out for a one-time payment of $750,000.

Capital Resources

Our ability to acquire and explore our Chilean claims is subject to our ability to obtain the necessary funding.  We expect to raise funds through any combination of debt financing and/or sale of our securities. We have no committed sources of capital. If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

Contingencies and Commitments

We had no contingencies at April 30, 2019.

As of the date of the filing this Quarterly Report, we have the following long-term contractual obligations and commitments:

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

Based on our operating plan, we anticipate incurring operating losses in the foreseeable future and may require additional equity capital to support our operations and develop our business plan.  If we succeed in completing future equity financings, the issuance of additional shares will result in dilution to our existing shareholders.

Debt Financing

During the three-month period ended April 30, 2019, and up to the date of the filing of this Quarterly Report on Form 10-Q, we borrowed a total of $135,190 from related parties.  The loans are unsecured, due on or after July 31, 2021, with interest payable at a rate of 8% per annum, compounded monthly.

Challenges and Risks

We do not anticipate generating any revenue over the next twelve months, therefore, we plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future.  Many things, including, but not limited to, a downturn in the state of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. We may consider entering into additional joint venture partnerships with other resource companies to complete mineral exploration programs on our properties in Chile. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at April 30, 2019, we owed $650,178 to related parties under long-term notes payable, which will become repayable on or after July 31, 2021. In addition to the long-term debt, we had $393,289 in current liabilities, which are due to be payable within the next 12 months. We do not have the funds to pay all our current liabilities, and as such, we may decide to offer some vendors to convert the amounts we owe them into shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Trends, Events or Uncertainties that May Impact Results of Operations or Liquidity

Since we rely on sales of our securities and loans to continue our operations, any uncertainty in the equity markets can have a detrimental impact on our operations. Current trends in the industry and uncertainty that exists in equity markets have resulted in less capital available to us and less appetite for risk by investors.

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

Related-Party Transactions

During the three-month period ended April 30, 2019, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Caitlin L. Jeffs

During the three-month period ended April 30, 2019, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary, and a member of our Board of Directors, $35,190 (CAD$46,895). The loans are subject to 8% annual interest compounded monthly, are unsecured and due on or after July 31, 2021. Subsequent to April 30, 2019, Ms. Jeffs advanced us further $50,000 at 8% annual interest compounded monthly and repayable on or after July 31, 2021. We used these funds to pay the final option payment to acquire Exeter Claim. During the three-month period ended April 30, 2019, we accrued $10,041 on notes payable we issued to Ms. Jeffs for a total principal of $100,785 and $384,238 (CAD$505,043), which were outstanding as at April 30, 2019.

Loan from John da Costa

During the three-month period ended April 30, 2019, we accrued $174 on $8,500 note payable we issued to Mr. da Costa, which was outstanding as at April 30, 2019. The note payable accumulates interest at 8% per annum compounded monthly, is unsecured and repayable on or after July 31, 2021.

Transactions with Fladgate Exploration Consulting Corporation

During the three-month period ended April 30, 2019, we accrued $1,981 on notes payable we issued to Fladgate for a total principal of USD$96,173 (CAD$129,093). The notes payable accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after July 31, 2021.

Loans from Richard N. Jeffs

Subsequent to April 30, 2019, Mr. Jeffs advanced us $50,000 at 8% annual interest compounded monthly and repayable on or after July 31, 2021.

Critical Accounting Estimates

Preparing financial statements in conformity with the U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproved mineral properties.

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

Item 1a. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on May 16, 2019.

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

10.9	Letter of Intent between Red Metal Resources Ltd. and TomaGold Corporation dated for reference September 16, 2016(7)
10.10	Letter of Intent between Red Metal Resources Ltd. and Power Americas Minerals Corp. dated for reference February 28, 2017(9)
10.11	Lease Agreement for Mining Activities Within Farellon Alto Uno Al Ocho dated for reference August 22, 2018, between Minera Polymet Spa and Lucas Godoy Ocayo in Spanish (10)
10.12	Lease Agreement for Mining Activities Within Farellon Alto Uno Al Ocho dated for reference August 22, 2018, between Minera Polymet Spa and Lucas Godoy Ocayo; English translation(10)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2019, formatted in XBRL:

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

(9) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2017.

(10) Incorporated by reference from the registrant’s Quarterly report on Form 10-Q for the period ended October 31, 2018 and filed with the Securities and Exchange Commission on December 17, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2019

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer