Form 10-Q/A
period 2019-04-30
RED METAL RESOURCES, LTD.
filed 2019-06-17
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(807) 345-7384

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)  Yes [  ]  No [X]

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of June 14, 2019 was 37,504,588.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Red Metal Resources Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2019, originally filed with the Securities and Exchange Commission on June 14, 2019, is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (XBRL) data was not included with the initial Form 10-Q filed on June 14, 2019.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing of the Form 10-Q.

Exhibit Number	Description of Document

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from this Quarterly Report on Form 10-Q for the three-month periods ended April 30, 2019 and 2018 formatted in XBRL (extensible Business Reporting Language):

(1) Consolidated Balance Sheets at April 30, 2019 (unaudited), and January 31, 2019.

(2) Unaudited Condensed Interim Consolidated Statements of Operations for the three-month periods ended April 30, 2019 and 2018.

(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit as at April 30, 2019.

(3) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three-month Periods ended April 30, 2019 and 2018.

(1) Previously filed as an exhibit to the Form 10-Q.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 17, 2019

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer