Form 10-K/A
period 2019-01-31
RED METAL RESOURCES, LTD.
filed 2019-07-18
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Red Metal Resources Ltd.’s Annual Report on Form 10-K for the annual period ended January 31, 2019, originally filed with the Securities and Exchange Commission on May 16, 2019, is to correct the number of shares beneficially owned by Richard Jeffs as of as of May 14, 2019, which was disclosed as part of Table 21: Security ownership.

No other changes have been made to the Form 10-K and, other than as set forth in this Amendment No. 1, the information contained in the Original Filing remains unchanged. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications by our Chief Executive Officer and our Chief Financial Officer. This Amendment No. 1 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any other disclosures made in the original filing of the Form 10-K.

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

Table 21: Security ownership

Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Security Ownership of Management
Common stock	Caitlin Jeffs 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	1,691,909	4.51%
Common stock	Michael Thompson 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	86,191	0.23%
Common stock	Fladgate Exploration Consulting Corp.(a) 1158 Russell Street, Unit D, Thunder Bay, ON P7B 5N2	330,087	0.88%
Common stock	Joao (John) da Costa 789 West Pender Street, Unit 810 Vancouver, BC V6C 1H2	743,691	1.98%
Common stock	Jeffrey Cocks 2543 Nuttal Drive Nanoose Bay, BC V9P 9B4	Nil	Nil
Common stock	Cody McFarlane Punta Nogales 1324, House 19 Santiago, Chile	Nil	Nil
	All officers and directors as a group	2,851,878	7.60%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common stock	Diane Bjola(b) 85 Norquay Rd. Victoria, BC V9B 1V1	5,000,000	12.50%
Common stock	Richard N. Jeffs 11750 Fairtide Road Ladysmith, BC V9G 1K5	7,716,184	20.57%
Common stock	Robert Andjelic PO Box 69 Millarville, AB T0L 1K0	2,500,000	6.67%

(a)Fladgate Exploration Consulting Corporation is controlled by Caitlin Jeffs and Michael Thompson.

(b)5,000,000 shares listed as being beneficially held by Mrs. Bjola include warrants to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.1875 per share, subject to acceleration right as more fully described in the Recent Issuances of Unregistered Securities section under Item 5 of this Annual Report.

ITEM 15: EXHIBITS

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

Dated: July 18, 2019

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer (Principal Executive Officer), and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer (Principal Accounting Officer)