Form 10-Q
period 2019-07-31
RED METAL RESOURCES, LTD.
filed 2019-09-17
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 16, 2019, the number of shares of the registrant’s common stock outstanding was 37,504,588.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	July 31, 2019	January 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$32,174	$8,686
Prepaids and other receivables	6,596	1,838
Total current assets	38,770	10,524

Equipment	1,065	1,305
Unproved mineral properties	756,264	730,549
Total assets	$796,099	$742,378

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$242,874	$216,926
Accrued liabilities	125,965	133,383
Due to related parties	7,247	1,849
Notes payable	26,775	27,019
Total current liabilities	402,861	379,177

Long-term notes to related parties	790,771	613,540
Total liabilities	1,193,632	992,717

Stockholders' deficit
Common stock, $0.001 par value, authorized 500,000,000, 37,504,588 issued and outstanding at July 31, 2019 and January 31, 2019	37,504	37,504
Additional paid in capital	8,968,677	8,968,677
Deficit	(9,385,118)	(9,263,300)
Accumulated other comprehensive income (loss)	(18,596)	6,780
Total stockholders' deficit	(397,533)	(250,339)
Total liabilities and stockholders' deficit	$796,099	$742,378

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

Operating expenses:
Amortization	$88	$130	$184	$275
Consulting fees	-	15,000	-	30,000
General and administrative	13,897	11,199	25,171	22,956
Mineral exploration costs	4,310	1,875	6,107	12,405
Professional fees	13,242	7,883	24,840	15,502
Rent	-	2,580	-	5,329
Regulatory	1,856	1,824	4,478	4,476
Salaries, wages and benefits	17,126	18,189	32,982	37,298
	(50,519)	(58,680)	(93,762)	(128,241)

Other items
Foreign exchange gain	27	186	93	3,827
Forgiveness of debt	-	162,723	-	162,723
Interest on notes payable	(15,420)	(29,138)	(28,149)	(57,072)
Net income (loss)	(65,912)	75,091	(121,818)	(18,763)

Unrealized foreign exchange gain (loss)	(28,053)	(9,104)	(25,376)	44,031
Comprehensive income (loss)	$(93,965)	$65,987	$(147,194)	$25,268

Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	37,504,588	36,413,428	37,504,588	36,413,428

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2018	35,004,588	$35,004	$6,803,833	$(9,129,238)	$(20,348)	$(2,310,749)

Stock issued for cash	2,500,000	2,500	185,000	-	-	187,500
Extinguishment of related party debt	-	-	1,979,844	-	-	1,979,844
Net loss for the six months ended July 31, 2018	-	-	-	(18,763)	-	(18,763)
Foreign exchange translation	-	-	-	-	44,031	44,031

Balance at July 31, 2018	37,504,588	37,504	8,968,677	(9,148,001)	23,683	(118,137)

Net loss for the six months ended January 31, 2019	-	-	-	(115,299)	-	(115,299)
Foreign exchange translation	-	-	-	-	(16,903)	(16,903)

Balance at January 31, 2019	37,504,588	37,504	8,968,677	(9,263,300)	6,780	(250,339)

Net loss for the six months ended July 31, 2019	-	-	-	(121,818)	-	(121,818)
Foreign exchange translation	-	-	-	-	(25,376)	(25,376)

Balance at July 31, 2019	37,504,588	$37,504	$8,968,677	$(9,385,118)	$(18,596)	$(397,533)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Six Months Ended July 31,
	2019	2018

Cash flows used in operating activities:
Net loss	$(121,818)	$(18,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	27,076	48,377
Accrued interest on related party payables	-	7,259
Accrued interest on notes payable	1,073	1,359
Amortization	184	275
Forgiveness of debt	-	(162,723)

Changes in operating assets and liabilities:
Prepaids and other receivables	(4,881)	(4,341)
Accounts payable	32,448	723
Accrued liabilities	(2,006)	(55,122)
Due to related parties	5,398	34,223
Cash paid for interest on notes payable	-	(4,646)
Net cash used in operating activities	(62,526)	(153,379)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(61,799)	(47,977)
Net cash used in investing activities	(61,799)	(47,977)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	149,569	26,034
Issuance of common stock for private placements	-	187,500
Cash paid for notes payable	-	(2,130)
Net cash provided by financing activities	149,569	211,404

Effects of foreign currency exchange	4,358	(2,692)

Increase in cash	29,602	7,356
Cash, beginning	2,572	2,392
Cash, ending	$32,174	$9,748

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$4,646

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2019

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended July 31, 2019, are not necessarily indicative of the results that may be expected for the year ending January 31, 2020.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2019	January 31, 2019

Due to a company owned by an officer (a)	$29	$25
Due to a company controlled by directors (b)	7,218	1,824
Total due to related parties	$7,247	$1,849

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand, and prior to forgiveness of debt bore interest at 10%; subsequent to forgiveness of debt no interest is being accrued on the amounts owed to the company controlled by directors.

During the six-month period ended July 31, 2019, the Company did not accrue any interest on the amounts payable to related parties (July 31, 2018 - $7,259).

The following amounts were due under the notes payable the Company issued to related parties:

	July 31, 2019	January 31, 2019

Note payable to the Chief Executive Officer (“CEO”) (c)	$624,560	$502,448
Note payable to the Chief Financial Officer (“CFO”) (c)	9,206	8,849
Note payable to a company controlled by directors (c)	106,334	102,243
Note payable to a major shareholder (c)	50,671	--
Total notes payable to related parties	$790,771	$613,540

(c) Amounts are unsecured, bear interest at 8%, and are due on or after July 31, 2021.

During the six-month period ended July 31, 2019, the Company accrued $27,076 (July 31, 2018 - $48,377) in interest expense on the notes payable to related parties.

Transactions with Related Parties

During the six-month periods ended July 31, 2019 and 2018, the Company incurred the following expenses with related parties:

	July 31, 2019	July 31, 2018

Consulting fees paid or accrued to a company owned by the CFO	$-	$30,000
Rent fees paid or accrued to a company controlled by a major shareholder	$-	$2,749

NOTE 3 - UNPROVED MINERAL PROPERTIES

Following is the schedule of the Company’s unproved mineral properties as at July 31, 2019:

Mineral Claims	January 31, 2019	Acquisition fees and property taxes paid	Effect of foreign currency translation	July 31, 2019
Farellon Project
Farellon Alto 1-8	$411,268	$3,519	$(19,597)	$395,190
Quina	158,519	1,788	(7,564)	152,743
Exeter	109,584	51,674	(6,261)	154,997
	679,371	56,981	(33,422)	702,930

Perth Project	51,178	4,818	(2,662)	53,334

Total Costs	$730,549	$61,799	$(36,084)	$756,264

On May 13, 2019, the Company made the fifth and the final option payment of $50,000 to acquire a 100% interest in the Exeter Claim. The funds to make the option payment were advanced to the Company by its CEO and director in exchange for a note payable which accumulates interest at 8% per annum compounded monthly, is unsecured and payable on or after July 31, 2021.

NOTE 4- COMMON STOCK

Warrants

At July 31, 2019, the Company had 2,500,000 warrants issued and exercisable. Each warrant entitles its holder to purchase one common share for a period of two years expiring on April 20, 2020, at an exercise price of $0.1875 per share. The Company may accelerate the expiration date of the warrants if the daily volume weighted average share price of the Company’s common shares equals to or is greater than CAD$0.30 as posted on Canadian Securities Exchange, or USD$0.225 as posted on OTC Link alternative trading system (or such other stock exchange as the Company’s common shares are then trading on) for ten consecutive trading days.

NOTE 5- SUBSEQUENT EVENTS

Subsequent to July 31, 2019, the Company entered into two separate loan agreements with Richard Jeffs, a significant shareholder of the Company, and Caitlin Jeffs, the Company’s CEO, for $25,000, and $10,000, respectively. Both loans are unsecured, accrue interest at 8% per annum compounded monthly, and are payable on or after July 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q filed by Red Metal Resources Ltd. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•general economic conditions, because they may affect our ability to raise money;

•our ability to raise enough money to continue our operations;

•changes in regulatory requirements that adversely affect our business;

•changes in the prices for minerals that adversely affect our business;

•political changes in Chile, which could affect our interests there; and/or

•other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at July 31, 2019, to the year ended January 31, 2019.

Table 1: Comparison of financial condition

	July 31, 2019	January 31, 2019
Working capital deficit	$(364,091)	$(368,653)
Current assets	$38,770	$10,524
Unproved mineral properties	$756,264	$730,549
Total current liabilities	$402,861	$379,177
Total long-term liabilities	$790,771	$613,540
Common stock and additional paid in capital	$9,006,181	$9,006,181
Accumulated other comprehensive loss	$(18,596)	$6,780
Deficit	$(9,385,118)	$(9,263,300)

Selected Financial Results

THREE AND SIX MONTHS ENDED JULY 31, 2019 AND 2018

Our operating results for the three and six months ended July 31, 2019 and 2018, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended			Six Months Ended
	July 31, 2019	July 31, 2018	Percentage Increase / (Decrease)	July 31, 2019	July 31, 2018	Percentage Increase / (Decrease)
Operating expenses	$(50,519)	$(58,680)	(13.9)%	$(93,762)	$(128,241)	(26.9)%
Other items:
Foreign exchange gain	27	186	(85.5)%	93	3,827	(97.6)%
Forgiveness of debt	-	162,723	(100)%	-	162,723	(100)%
Interest on notes payable	(15,420)	(29,138)	(47.1)%	(28,149)	(57,072)	(50.7)%
Net income (loss)	(65,912)	75,091	(187.8)%	(121,818)	(18,763)	549.2%
Unrealized foreign exchange gain (loss)	(28,053)	(9,104)	208.1%	(25,376)	44,031	(157.6)%
Comprehensive income (loss)	$(93,965)	$65,987	(242.4)%	$(147,194)	$25,268	(682.5)%

Revenue. We did not generate any revenue during the three and six months ended July 31, 2019 and 2018. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three and six months ended July 31, 2019 and 2018, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended			Six Months Ended
	July 31, 2019	July 31, 2018	Percentage Increase / (Decrease)	July 31, 2019	July 31, 2018	Percentage Increase / (Decrease)
Operating expenses
Amortization	$88	$130	(32.3)%	$184	$275	(33.1)%
Consulting fees	-	15,000	(100.0)%	-	30,000	(100.0)%
General and administrative	13,897	11,199	24.1%	25,171	22,956	9.6%
Mineral exploration costs	4,310	1,875	129.9%	6,107	12,405	(50.8)%
Professional fees	13,242	7,883	68%	24,840	15,502	60.2%
Rent	-	2,580	(100.0)%	-	5,329	(100.0)%
Regulatory	1,856	1,824	1.8%	4,478	4,476	(0.0)%
Salaries, wages and benefits	17,126	18,189	(5.8)%	32,982	37,298	(11.6)%
Total operating expenses	$50,519	$58,680	(13.9)%	$93,762	$128,241	(26.9)%

Our operating expenses decreased by $8,161, or 13.9%, from $58,680 for the three-month period ended July 31, 2018 to $50,519 for the three-month period ended July 31, 2019. The decrease in operating expenses during the three-month period ended July 31, 2019, was associated mainly with an absence of consulting fees and office rental fees, as opposed to $15,000 in consulting fees and $2,580 in rental fees we incurred during the three months ended July 31, 2018. The decreases in consulting and rental fees were further augmented by reduction in salaries, wages and benefits, which decreased by $1,063, from $18,189 we incurred during the three-month period ended July 31, 2018 to $17,126 we incurred during the three-month period ended July 31, 2019, the change was mainly caused by fluctuation in foreign exchange rates between Chilean Peso and US Dollar. These decreases were in part offset by $5,359 increase in professional fees, which amounted to $13,242, as compared to the $7,883 we incurred during the three months ended July 31, 2018, $2,698 increase in general and administrative fees, which amounted to $13,897 (2019 – $11,199), and resulted from increased advertising and promotional activities as we took part of 2019 PDAC conference, and $2,435 increase in mineral exploration costs, which amounted to $4,310, as compared to $1,875 we recorded during the three-month period ended July 31, 2018, and were mainly associated with mineral property taxes we paid for the claims that we have impaired but continue to retain the title to.

The most significant year-to-date changes in our operating expenses were as follows;

•We did not incur any expenses associated with consulting fees or rent of our office, as opposed to $30,000 we incurred in the comparative six-month period ended July 31, 2018 for consulting, and $5,329 we incurred in office rental fees. The reduction was associated with our efforts to control our operating costs.

•Our mineral and exploration expenses decreased by $6,298, or 50.8%; from $12,405 we incurred during the six-month period ended July 31, 2018, to $6,107 we incurred during the six-month period ended July 31, 2019. The higher mineral exploration expenses during the comparative six-month period ended July 31, 2018, were associated with the payment of 2017/18 and 2018/19 property taxes and late payment fees for the claims that comprise our Mateo Property and for the Cecil claim, which is included in our Farellon Property; these claims were impaired during our Fiscal 2016, however, we retain ownership of these claims. During the six-month period ended July 31, 2019, we paid our 2019/20 property taxes on the same claims; since our tax payments were up-to-date we were not required to pay any additional fees or penalties.

•Our professional fees increased by $9,338, or 60.2%, from $15,502 we incurred during the six-month period ended July 31, 2018, to $24,840 we incurred during the six-month period ended July 31, 2019. The change was associated mainly with increased legal fees paid by our Chilean subsidiary for property documentation and other regulatory requirements.

•Our general and administrative expenses increased by 9.6%, or $2,215 to $25,171 during the six-month period ended July 31, 2019, as compared to $22,956 we incurred in general and administrative expenses during the comparative period ended July 31, 2018. The increase was associated mostly with increased administrative fees, advertising and promotion expenses associated with our presenting at 2019 PDAC, and increased travel expenses. These increases within general and administrative costs were in part offset by decreased office expenses, which decreased due to our efforts to control overhead costs.

•During the six-month period ended July 31, 2019, our salaries paid to the staff employed through our Chilean subsidiary decreased by 11.6% to $32,982 from $37,298 we incurred during the six-month period ended July 31, 2018. The decrease was associated with fluctuation of foreign exchange rates between Chilean Peso and the US dollar.

Other items. During the second quarter of our Fiscal 2019 we finalized negotiations with several arms-length debt holders, who agreed to forgive, partially or in full, the debt we owed to them. As a result of these negotiations, we recorded $124,512 in extinguishment of debt by arms-length debt holders. In addition, the extinguishment of debt included $38,211 associated with reversal of old debt which exceeded the statute of limitation. We did not have similar transactions during the six-month period ended July 31, 2019.

During the second quarter of our Fiscal 2019 our related parties agreed to restructure debt we owed to them as at July 31, 2018, by forgiving a total of $ 1,979,844, and extending the due date of the remaining $479,995 to July 31, 2021. Forgiveness of debt and restructuring of loans with related parties resulted in an overall decrease to interest expense. During the three-month period ended July 31, 2019 we accrued $15,420 in interest expense as compared to $29,138 we incurred for the three months ended July 31, 2018. During the six-month period ended July 31, 2019 we accrued $28,149 in interest expense as compared to $57,072 we incurred for the six months ended July 31, 2018.

Comprehensive income/(loss). Our comprehensive loss for the three-month period ended July 31, 2019, was $93,965 as compared to the comprehensive income of $65,987 we recorded for the three-month period ended July 31, 2018. During the three-month period ended July 31, 2019, the comprehensive loss included $28,053 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative three-month period ended July 31, 2018, the comprehensive income included $9,104 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Our comprehensive loss for the six-month period ended July 31, 2019, was $147,194 as compared to the comprehensive income of $25,268 we recorded for the six-month period ended July 31, 2018. During the six-month period ended July 31, 2019, the comprehensive loss included $25,376 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative six-month period ended July 31, 2018, the comprehensive income included $44,031 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	July 31, 2019	January 31, 2019	Percentage Increase / (Decrease)
Current assets	$38,770	$10,524	268.4%
Current liabilities	402,861	379,177	6.2%
Working capital deficit	$(364,091)	$(368,653)	(1.2)%

As of July 31, 2019, we had a cash balance of $32,174, our working capital was represented by a deficit of $364,091 and cash used in operations totaled $62,526 for the period then ended.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the six-month period ended July 31, 2019. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 5 summarizes our sources and uses of cash for the six months ended July 31, 2019 and 2018.

Table 5: Summary of sources and uses of cash

	July 31,
	2019	2018
Net cash used in operating activities	$(62,526)	$(153,379)
Net cash used in investing activities	(61,799)	(47,977)
Net cash provided by financing activities	149,569	211,404
Effects of foreign currency exchange	4,358	(2,692)
Net increase in cash	$29,602	$7,356

Net cash used in operating activities

During the six months ended July 31, 2019, we used net cash of $62,526 in operating activities. We used $93,485 to cover our cash operating costs, $4,881 to prepay our future expenses and increase our GST receivable, and $2,006 to reduce our accrued liabilities. These uses of cash were offset by $32,448 and $5,398 increases to our accounts payable and amounts due to related parties, respectively.

During the six months ended July 31, 2018, we used net cash of $153,379 in operating activities. We used $124,216 to cover our cash operating costs, $4,341 to increase our prepaid expenses and GST receivable, $55,122 to decrease our accrued liabilities and $4,646 to pay back accrued interest on a non-related party loan.  These uses of cash were offset by increases in accounts payable of $723, and by increase to the amounts we owed to our related parties of $34,223.

Certain non-cash changes included in the net loss for the period

During the six-month period ended July 31, 2019, our outstanding notes payable to related parties resulted in the accrual of $27,076 in interest, and our notes payable to non-related party accumulated $1,073 in interest. In addition, we recorded $184 in amortization of our work truck used for Chilean operations.

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

Net cash used in investing activities

During the six months ended July 31, 2019, we spent $11,799 paying 2019/20 mineral property taxes on exploration claims comprising our Perth and Farellon Properties. In addition, we used $50,000 to make the fifth and final option payment pursuant to our option agreement to acquire the Exeter claim.

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

Net cash provided by financing activities

During the six months ended July 31, 2019, we borrowed $46,734 (CAD$62,095) and $52,835 from our CEO. During the same period we borrowed $50,000 from Mr. Richard Jeffs, our major shareholder. The loans are unsecured, bear interest at 8% per annum, compounded monthly, and are payable on or after July 31, 2021.

During the six months ended July 31, 2018, we received $187,500 on subscription to 2,500,000 units of our common stock at $0.075 per unit. During the six months ended July 31, 2018, we borrowed $895 and $25,139 (CAD$32,036) from our CEO. The loans are unsecured, payable on demand and bear interest at 8% per annum, compounded monthly. At the same time we repaid $2,130 in notes payable.

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

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At July 31, 2019, we had a working capital deficit of $364,091 and accumulated losses of $9,385,118. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Farellon Property. Lease Agreement for Farellon Alto 1-8

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

Contingencies and Commitments

We had no contingencies at July 31, 2019.

As of the date of the filing this Quarterly Report, we have the following long-term contractual obligations and commitments:

•Farellon royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellon Alto 1 - 8 claim up to a total of $600,000. The royalty payments are due monthly once exploitation begins and are subject to minimum payments of $1,000 per month.

•Quina royalty. We are committed to paying a royalty equal to 1.5% on the net sales of minerals extracted from the Quina claim. The royalty payments are due semi-annually once commercial production begins, and are not subject to minimum payments.

•Exeter royalty. We are committed to paying a royalty equal to 1.5% on the net sales of minerals extracted from the Exeter claim. The royalty payments are due semi-annually once commercial production begins, and are not subject to minimum payments.

•Che royalty. We are committed to paying a royalty equal to 1% of the net sales of minerals extracted from the claims to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments.

•Mineral property taxes. To keep our mineral claims in good standing, we are required to pay mineral property taxes of approximately $35,000 per annum.

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

Debt Financing

During the six-month period ended July 31, 2019, and up to the date of the filing of this Quarterly Report on Form 10-Q, we borrowed a total of $184,569 from related parties.  The loans are unsecured, due on or after July 31, 2021, with interest payable at a rate of 8% per annum, compounded monthly.

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

As at July 31, 2019, we owed $790,771 to related parties under long-term notes payable, which will become payable on or after July 31, 2021. In addition to the long-term debt, we had $402,861 in current liabilities, which are payable on demand. We do not have the funds to pay all our current liabilities, and as such, we may decide to offer some vendors to convert the amounts we owe them into shares of our common stock. Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the six-month period ended July 31, 2019, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Caitlin L. Jeffs

During the six-month period ended July 31, 2019, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary, and a member of our Board of Directors, a total of $99,569. The loans are subject to 8% annual interest compounded monthly, are unsecured and due on or after July 31, 2021. Subsequent to July 31, 2019, Ms. Jeffs advanced us further $10,000 at 8% annual interest compounded monthly and repayable on or after July 31, 2021. We used these funds to pay the final option payment to acquire Exeter Claim and to support our operating activities. During the six-month period ended July 31, 2019, we accrued $21,974 in interest on notes payable we issued to Ms. Jeffs for a total owed under the USD notes payable of $161,303 and $463,258 (CAD$609,091), which were owed on account of CAD$ advances, which were outstanding as at July 31, 2019.

Loan from John da Costa

During the six-month period ended July 31, 2019, we accrued $357 on $8,500 note payable we issued to Mr. da Costa, which was outstanding as at July 31, 2019. The note payable accumulates interest at 8% per annum compounded monthly, is unsecured and repayable on or after July 31, 2021.

Transactions with Fladgate Exploration Consulting Corporation

During the six-month period ended July 31, 2019, we accrued $4,075 on a total of $98,185 (CAD$129,093) in notes payable we issued to Fladgate. The notes payable accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after July 31, 2021.

Loans from Richard N. Jeffs

During the six-month period ended July 31, 2019, Mr. Jeffs advanced us $50,000 at 8% annual interest compounded monthly and repayable on or after July 31, 2021. As at July 31, 2019, we accrued $671 in interest charged on this note payable. Subsequent to July 31, 2019, Mr. Jeffs advanced us an additional $25,000 on substantially the same terms. The funds were advanced for working capital.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceedings and, to the best of our knowledge; none of our properties or assets is the subject of any pending legal proceedings.

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
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2019, formatted in XBRL:

(i)Consolidated Balance Sheets;

(ii)Consolidated Statements of Operations;

(iii)Consolidated Statement of Stockholders’ Deficit;

(iv)Consolidated Statements of Cash Flows; and

(v)Notes to the Interim Consolidated Financial Statements.

(1)Incorporated by reference from the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134363.

(2)Incorporated by reference from the registrant’s Quarterly report on Form 10-Q for the period ended October 31, 2010 and filed with the Securities and Exchange Commission on December 13, 2010.

(3)Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2014.

(4)Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014.

(5)Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015.

(6)Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2016.

(7)Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2016.

(8)Incorporated by reference from the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on September 23, 2011.

(9)Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2017.

(10)Incorporated by reference from the registrant’s Quarterly report on Form 10-Q for the period ended October 31, 2018 and filed with the Securities and Exchange Commission on December 17, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 16, 2019

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer