Form 10-Q
period 2019-10-31
RED METAL RESOURCES, LTD.
filed 2019-12-16
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 16, 2019, the number of shares of the registrant’s common stock outstanding was 37,504,588.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31, 2019	January 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$4,300	$8,686
Prepaids and other receivables	25,466	1,838
Total current assets	29,766	10,524

Equipment	949	1,305
Unproved mineral properties	728,818	730,549
Total assets	$759,533	$742,378

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$239,603	$216,926
Accrued liabilities	136,070	133,383
Due to related parties	7,319	1,849
Notes payable	26,327	27,019
Total current liabilities	409,319	379,177

Long-term notes to related parties	839,409	613,540
Total liabilities	1,248,728	992,717

Stockholders' deficit
Common stock, $0.001 par value, authorized 500,000,000, 37,504,588 issued and outstanding at October 31, 2019 and January 31, 2019	37,504	37,504
Additional paid-in capital	8,968,677	8,968,677
Deficit	(9,458,961)	(9,263,300)
Accumulated other comprehensive income (loss)	(36,415)	6,780
Total stockholders' deficit	(489,195)	(250,339)
Total liabilities and stockholders' deficit	$759,533	$742,378

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

Operating expenses:
Amortization	$78	$113	$262	$388
Consulting fees	-	-	-	30,000
General and administrative	22,621	17,631	47,792	40,587
Mineral exploration costs	6,380	2,105	12,487	14,510
Professional fees	10,311	9,951	35,151	25,453
Rent	-	-	-	5,329
Regulatory	750	874	5,228	5,350
Salaries, wages and benefits	16,797	15,590	49,779	52,888
	(56,937)	(46,264)	(150,699)	(174,505)

Other items
Foreign exchange gain	17	339	110	4,166
Forgiveness of debt	-	-	-	162,723
Interest on notes payable	(16,923)	(10,755)	(45,072)	(67,827)
Net loss	(73,843)	(56,680)	(195,661)	(75,443)

Unrealized foreign exchange gain (loss)	(17,819)	(32,534)	(43,195)	11,497
Comprehensive loss	$(91,662)	$(89,214)	$(238,856)	$(63,946)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	37,504,588	37,504,588	37,504,588	36,781,145

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2018	35,004,588	$35,004	$6,803,833	$(9,129,238)	$(20,348)	$(2,310,749)

Stock issued for cash	2,500,000	2,500	185,000	-	-	187,500
Extinguishment of related party debt	-	-	1,979,844	-	-	1,979,844
Net loss for the nine months ended October 31, 2018	-	-	-	(75,443)	-	(75,443)
Foreign exchange translation	-	-	-	-	11,497	11,497

Balance at October 31, 2018	37,504,588	37,504	8,968,677	(9,204,681)	(8,851)	(207,351)

Net loss for the three months ended January 31, 2019	-	-	-	(58,619)	-	(58,619)
Foreign exchange translation	-	-	-	-	15,631	15,631

Balance at January 31, 2019	37,504,588	37,504	8,968,677	(9,263,300)	6,780	(250,339)

Net loss for the nine months ended October 31, 2019	-	-	-	(195,661)	-	(195,661)
Foreign exchange translation	-	-	-	-	(43,195)	(43,195)

Balance at October 31, 2019	37,504,588	$37,504	$8,968,677	$(9,458,961)	$(36,415)	$(489,195)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Nine Months Ended October 31,
	2019	2018

Cash flows used in operating activities:
Net loss	$(195,661)	$(75,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	43,469	58,653
Accrued interest on related party payables	-	7,259
Accrued interest on notes payable	1,603	2,012
Amortization	262	388
Forgiveness of debt	-	(162,723)

Changes in operating assets and liabilities:
Prepaids and other receivables	(24,818)	281
Accounts payable	33,897	(7,544)
Accrued liabilities	12,036	(52,093)
Due to related parties	5,448	37,037
Cash paid for interest on notes payable	-	(4,646)
Net cash used in operating activities	(123,764)	(196,819)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(61,799)	(47,977)
Net cash used in investing activities	(61,799)	(47,977)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	182,212	64,537
Issuance of common stock for private placements	-	187,500
Cash paid for notes payable	-	(2,130)
Net cash provided by financing activities	182,212	249,907

Effects of foreign currency exchange	(1,035)	(2,902)

Increase (decrease) in cash	(4,386)	2,209
Cash, beginning	8,686	2,392
Cash, ending	$4,300	$4,601

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$4,646

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended October 31, 2019, are not necessarily indicative of the results that may be expected for the year ending January 31, 2020.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31, 2019	January 31, 2019

Due to a company owned by an officer (a)	$107	$25
Due to a company controlled by directors (b)	7,212	1,824
Total due to related parties	$7,319	$1,849

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand, and prior to forgiveness of debt on July 31, 2018, bore interest at 10%; subsequent to forgiveness of debt no interest is being accrued on the amounts owed to the company controlled by directors.

During the nine-month period ended October 31, 2019, the Company did not accrue any interest on the amounts payable to related parties (October 31, 2018 - $7,259).

The following amounts were due under the notes payable the Company issued to related parties:

	October 31, 2019	January 31, 2019

Note payable to the Chief Executive Officer (“CEO”) (c)	$644,589	$502,448
Note payable to the Chief Financial Officer (“CFO”) (c)	9,392	8,849
Note payable to a company controlled by directors (c)	108,393	102,243
Note payable to a major shareholder (c)	77,035	--
Total notes payable to related parties	$839,409	$613,540

(c) Amounts are unsecured, bear interest at 8%, and are due on or after July 31, 2021.

During the nine-month period ended October 31, 2019, the Company accrued $43,469 (October 31, 2018 - $58,653) in interest expense on the notes payable to related parties.

Transactions with Related Parties

During the nine-month periods ended October 31, 2019 and 2018, the Company incurred the following expenses with related parties:

	October 31, 2019	October 31, 2018

Consulting fees paid or accrued to a company owned by the CFO	$-	$30,000
Rent fees paid or accrued to a company controlled by a major shareholder	$-	$5,184

NOTE 3 - UNPROVED MINERAL PROPERTIES

Following is the schedule of the Company’s unproved mineral properties as at October 31, 2019:

Mineral Claims	January 31, 2019	Acquisition fees and property taxes paid	Effect of foreign currency translation	October 31, 2019
Farellon Project
Farellon Alto 1-8	$411,268	$3,519	$(33,939)	$380,848
Quina	158,519	1,788	(13,107)	147,200
Exeter	109,584	51,674	(11,886)	149,372
	679,371	56,981	(58,932)	677,420

Perth Project	51,178	4,818	(4,598)	51,398

Total Costs	$730,549	$61,799	$(63,530)	$728,818

On May 13, 2019, the Company made the fifth and the final option payment of $50,000 to acquire a 100% interest in the Exeter Claim. The funds to make the option payment were advanced to the Company by its CEO and director in exchange for a note payable which accumulates interest at 8% per annum compounded monthly, is unsecured and payable on or after July 31, 2021.

NOTE 4- COMMON STOCK

Warrants

At October 31, 2019, the Company had 2,500,000 warrants issued and exercisable. Each warrant entitles its holder to purchase one common share for a period of two years expiring on April 20, 2020, at an exercise price of $0.1875 per share. The Company may accelerate the expiration date of the warrants if the daily volume weighted average share price of the Company’s common shares equals to or is greater than CAD$0.30 as posted on the Canadian Securities Exchange, or USD$0.225 as posted on the OTC Link alternative trading system (or such other stock exchange as the Company’s common shares are then trading on) for ten consecutive trading days.

NOTE 5- SUBSEQUENT EVENTS

Subsequent to October 31, 2019, the Company entered into two loan agreements with Caitlin Jeffs, the Company’s CEO, for $11,344 (CAD$15,000) and $1,125, respectively. Both loans are unsecured, accrue interest at 8% per annum compounded monthly, and are payable on or after July 31, 2021.

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

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at October 31, 2019, to the year ended January 31, 2019.

Table 1: Comparison of financial condition

	October 31, 2019	January 31, 2019
Working capital deficit	$(379,553)	$(368,653)
Current assets	$29,766	$10,524
Unproved mineral properties	$728,818	$730,549
Total current liabilities	$409,319	$379,177
Total long-term liabilities	$839,409	$613,540
Common stock and additional paid in capital	$9,006,181	$9,006,181
Accumulated other comprehensive income (loss)	$(36,415)	$6,780
Deficit	$(9,458,961)	$(9,263,300)

Selected Financial Results

THREE AND NINE MONTHS ENDED OCTOBER 31, 2019 AND 2018

Our operating results for the three and nine months ended October 31, 2019 and 2018, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended			Nine Months Ended
	October 31, 2019	October 31, 2018	Percentage Increase / (Decrease)	October 31, 2019	October 31, 2018	Percentage Increase / (Decrease)
Operating expenses	$(56,937)	$(46,264)	23.1%	$(150,699)	$(174,505)	(13.6)%
Other items:
Foreign exchange gain	17	339	(95.0)%	110	4,166	(97.4)%
Forgiveness of debt	-	-	n/a	-	162,723	(100)%
Interest on notes payable	(16,923)	(10,755)	57.4%	(45,072)	(67,827)	(33.5)%
Net loss	(73,843)	(56,680)	30.3%	(195,661)	(75,443)	159.3%
Unrealized foreign exchange gain (loss)	(17,819)	(32,534)	(45.2)%	(43,195)	11,497	(475.7)%
Comprehensive loss	$(91,662)	$(89,214)	2.7%	$(238,856)	$(63,946)	273.5%

Revenue. We did not generate any revenue during the three and nine months ended October 31, 2019 and 2018. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three and nine months ended October 31, 2019 and 2018, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended			Nine Months Ended
	October 31, 2019	October 31, 2018	Percentage Increase / (Decrease)	October 31, 2019	October 31, 2018	Percentage Increase / (Decrease)
Operating expenses
Amortization	$78	$113	(31.0)%	$262	$388	(32.5)%
Consulting fees	-	-	n/a	-	30,000	(100.0)%
General and administrative	22,621	17,631	28.3%	47,792	40,587	17.8%
Mineral exploration costs	6,380	2,105	203.1%	12,487	14,510	(13.9)%
Professional fees	10,311	9,951	3.6%	35,151	25,453	38.1%
Rent	-	-	n/a	-	5,329	(100.0)%
Regulatory	750	874	(14.2)%	5,228	5,350	(2.3)%
Salaries, wages and benefits	16,797	15,590	7.7%	49,779	52,888	(5.9)%
Total operating expenses	$56,937	$46,264	23.1%	$150,699	$174,505	(13.6)%

Our operating expenses increased by $10,673, or 23.1%, from $46,264 for the three-month period ended October 31, 2018, to $56,937 for the three-month period ended October 31, 2019. The increase in operating expenses during the three-month period ended October 31, 2019, was associated mainly with increased general and administrative expenses, which increased by $4,990, from $17,631 we incurred during the three-month period ended October 31, 2018, to $22,621 for the three months ended October 31, 2019, and which consisted of $14,070 in office expenses (2019 - $3,385), automobile expenses of $1,407 (2019 - $3,286), administrative fees of $6,533 (2019 - $8,323), travel and entertainment expenses of $86 (2019 - $1,817), and bank charges and Chilean value added taxes of $525 (2019 - $820). In addition, our mineral exploration expenses increased by $4,275, from $2,105 for the three-month period ended October 31, 2018, to $6,380 for the three-month period ended October 31, 2019, our salaries, wages, and benefits increased by $1,207, from $15,590 for the three-month period ended October 31, 2018,  to $16,797 for the three-month period ended October 31, 2019, and our professional fees increased by $360 from $9,951 for the three-month period ended October 31, 2018, to $10,311 for the three-month period ended October 31, 2019.

The above increases were offset by decreases in regulatory fees from $874 for the three-month period ended October 31, 2018, to $750 for the three-month period ended October 31, 2019, and a decrease in amortization expense from $113 for the three-month period ended October 31, 2018, to $78 for the three-month period ended October 31, 2019.

The most significant year-to-date changes in our operating expenses were as follows;

•We did not incur any expenses associated with consulting fees and rent of our office, as opposed to $30,000 we incurred during the comparative nine-month period ended October 31, 2018, for consulting, and $5,329 we incurred on account of office rental fees. The reduction was associated with our efforts to control our operating costs.

•Our general and administrative expenses increased by 17.8%, or $7,205 to $47,792 during the nine-month period ended October 31, 2019, as compared to $40,587 we incurred in general and administrative expenses during the comparative period ended October 31, 2018. The increase was associated mostly with increased office expenses, which amounted to $15,238 (2019 - $7,777), automobile expenses of $3,288 (2019 - $5,254), and administrative fees of $21,558 (2019 - $22,329). These increases were in part offset by increased advertising and promotion fees of $2,845 (2019 - $341) and travel and entertainment fees of $2,318 (2019 - $1,871).

•Our mineral and exploration expenses decreased by $2,023, or 13.9%; from $14,510 we incurred during the nine-month period ended October 31, 2018, to $12,487 we incurred during the nine-month period ended October 31, 2019. The higher mineral exploration expenses during the comparative nine-month period ended October 31, 2018, were associated with the payment of 2017/18 and 2018/19 property taxes and late payment fees for the claims that comprise our Mateo Property and for the Cecil claim, which is included in our Farellon Property; these claims were impaired during our Fiscal 2016, however, we retain ownership of these claims. During the nine-month period ended October 31, 2019, we paid our 2019/20 property taxes on the same claims; since our tax payments were up-to-date we were not required to pay any additional fees or penalties.

•During the nine-month period ended October 31, 2019, our salaries paid to the staff employed through our Chilean subsidiary decreased by 5.9% to $49,779 from $52,888 we incurred during the nine-month period ended October 31, 2018. The decrease was associated with fluctuation of foreign exchange rates between Chilean Peso and the US dollar.

•Our professional fees increased by $9,698, or 38.1%, from $25,453 we incurred during the nine-month period ended October 31, 2018, to $35,151 we incurred during the nine-month period ended October 31, 2019. The change was associated mainly with increased legal fees paid by our Chilean subsidiary for property documentation and other regulatory requirements.

Other items. During the second quarter of our Fiscal 2019 we finalized negotiations with several arms-length debt holders, who agreed to forgive, partially or in full, the debt we owed to them. As a result of these negotiations, we recorded $124,512 in extinguishment of debt by arms-length debt holders. In addition, the extinguishment of debt included $38,211 associated with reversal of old debt which exceeded the statute of limitation. We did not have similar transactions during the nine-month period ended October 31, 2019.

During the second quarter of our Fiscal 2019 our related parties agreed to restructure debt we owed to them as at July 31, 2018, by forgiving a total of $ 1,979,844, and extending the due date of the remaining $479,995 to July 31, 2021. Forgiveness of debt and restructuring of loans with related parties resulted in decrease to interest expense from $67,827 we incurred for the nine months ended October 31, 2018, to $45,072 we accrued during the nine-month period ended October 31, 2019. Due to incurring additional debt following July 31, 2018, debt restructure, our interest expenses for the three-month period ended October 31, 2019 increased by 57.4% from $10,755 we accrued for the three months ended October 31, 2018, to $16,923 in interest expense we accrued during the three-month period ended October 31, 2019.

Comprehensive loss. Our comprehensive loss for the three-month period ended October 31, 2019, was $91,662 as compared to $89,214 we recorded for the three-month period ended October 31, 2018. During the three-month period ended October 31, 2019, the comprehensive loss included $17,819 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative three-month period ended October 31, 2018, the comprehensive loss included $32,534 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Our comprehensive loss for the nine-month period ended October 31, 2019, was $238,856 as compared to the comprehensive loss of $63,946 we recorded for the nine-month period ended October 31, 2018. During the nine-month period ended October 31, 2019, the comprehensive loss included $43,195 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative nine-month period ended October 31, 2018, the comprehensive loss included $11,497 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	October 31, 2019	January 31, 2019	Percentage Increase
Current assets	$29,766	$10,524	182.8%
Current liabilities	409,319	379,177	7.9%
Working capital deficit	$(379,553)	$(368,653)	3.0%

As of October 31, 2019, we had a cash balance of $4,300, our working capital was represented by a deficit of $379,553 and cash used in operations totaled $123,764 for the period then ended.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the nine-month period ended October 31, 2019. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 5 summarizes our sources and uses of cash for the nine months ended October 31, 2019 and 2018.

Table 5: Summary of sources and uses of cash

	October 31,
	2019	2018
Net cash used in operating activities	$(123,764)	$(196,819)
Net cash used in investing activities	(61,799)	(47,977)
Net cash provided by financing activities	182,212	249,907
Effects of foreign currency exchange	(1,035)	(2,902)
Net increase (decrease) in cash	$(4,386)	$2,209

Net cash used in operating activities

During the nine months ended October 31, 2019, we used net cash of $123,764 in operating activities. We used $150,327 to cover our cash operating costs, and $24,818 to prepay our future expenses and increase our GST receivable. These uses of cash were offset by $33,897 and $5,448 increases to our accounts payable and amounts due to related parties, respectively, and by $12,036 increase in our accrued liabilities, which were mainly associated with an accrual of estimated penalty that we expect to be assessed by the Canada Revenue Agency for late filing of the Canadian tax returns.

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

Certain non-cash changes included in the net loss for the period

During the nine-month period ended October 31, 2019, our outstanding notes payable to related parties resulted in the accrual of $43,469 in interest, and our notes payable to non-related party accumulated $1,603 in interest. In addition, we recorded $262 in amortization of our work truck used for Chilean operations.

During the nine months ended October 31, 2018, our outstanding notes payable to related parties resulted in the accrual of $58,653 in interest, and our notes payable to non-related party accumulated $2,012 in interest. In addition, we recorded $7,259 in interest associated with unpaid trade accounts payable with related parties, and $388 in amortization.

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

Net cash used in investing activities

During the nine months ended October 31, 2019, we spent $11,799 paying 2019/20 mineral property taxes on exploration claims comprising our Perth and Farellon Properties. In addition, we used $50,000 to make the fifth and final option payment pursuant to our option agreement to acquire the Exeter claim.

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

Net cash provided by financing activities

During the nine months ended October 31, 2019, we borrowed $54,277 (CAD$72,095) and $52,935 from our CEO. During the same period we borrowed $75,000 from Mr. Richard Jeffs, our major shareholder. The loans are unsecured, bear interest at 8% per annum, compounded monthly, and are payable on or after July 31, 2021.

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

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At October 31, 2019, we had a working capital deficit of $379,553 and accumulated losses of $9,458,961. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Farellon Property. Lease Agreement for Farellon Alto 1-8

On August 22, 2018, we entered into a lease agreement (the “Lease Agreement”) with Mr. Lucas Godoy Ocayo (the “Lessee”) to lease out our Farellon Alto 1-8 property (the “Property”) in exchange for a 15% royalty on gross smelter returns of Cobalt extracted from the Property and a 10% royalty on gross smelter returns received from all other minerals extracted from the Property. The Lease Agreement was subject to minimum monthly royalty payments of $1,500, which the Lessee was originally required to start making on November 22, 2018. As at the date of the filing of this Quarterly Report on Form 10-Q, we have agreed to terminate the Lease Agreement following the request we received from the Lessee, who has made certain improvements to the road  infrastructure on the Property, however, was not able to commence their mining operations.

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

Contingencies and Commitments

We had no contingencies at October 31, 2019.

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

Debt Financing

During the nine-month period ended October 31, 2019, and up to the date of the filing of this Quarterly Report on Form 10-Q, we borrowed a total of $194,681 from related parties.  The loans are unsecured, due on or after July 31, 2021, with interest payable at a rate of 8% per annum, compounded monthly.

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

As at October 31, 2019, we owed $839,409 to related parties under long-term notes payable, which will become payable on or after July 31, 2021. In addition to the long-term debt, we had $409,319 in current liabilities, which are payable on demand. We do not have the funds to pay all our current liabilities, and as such, we may decide to offer some vendors to convert the amounts we owe them into shares of our common stock. Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the nine-month period ended October 31, 2019, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Caitlin L. Jeffs

During the nine-month period ended October 31, 2019, we borrowed from Caitlin L. Jeffs, our Chief Executive Officer, Secretary, and a member of our Board of Directors, a total of $107,212. The loans are subject to 8% annual interest compounded monthly, are unsecured and due on or after July 31, 2021. Subsequent to October 31, 2019, Ms. Jeffs advanced us further $12,469 at 8% annual interest compounded monthly and repayable on or after July 31, 2021. We used these funds to pay the final option payment to acquire Exeter Claim and to support our operating activities. During the nine-month period ended October 31, 2019, we accrued $34,671 in interest on notes payable we issued to Ms. Jeffs for a total owed under the USD notes payable of $164,679 and $479,910 (CAD$631,561) owed on account of CAD$ notes payable, which were outstanding as at October 31, 2019.

Loan from John da Costa

During the nine-month period ended October 31, 2019, we accrued $544 on $8,500 note payable we issued to Mr. da Costa, which was outstanding as at October 31, 2019. The note payable accumulates interest at 8% per annum compounded monthly, is unsecured and repayable on or after July 31, 2021.

Transactions with Fladgate Exploration Consulting Corporation

During the nine-month period ended October 31, 2019, we accrued $6,219 on a total of $98,095 (CAD$129,093) in notes payable we issued to Fladgate. The notes payable accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after July 31, 2021.

Loans from Richard N. Jeffs

During the nine-month period ended October 31, 2019, Mr. Jeffs advanced us $75,000 at 8% annual interest compounded monthly and repayable on or after July 31, 2021. As at October 31, 2019, we accrued $2,035 in interest on these notes payable.

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

Dated: December 16, 2019

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer