Form 10-K
period 2020-01-31
RED METAL RESOURCES, LTD.
filed 2020-04-30
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of July 31, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of the common equity was $769,288.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2020, was 41,218,008.

ii

iii

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

Gram	0.0321507 troy ounces
g/t	Grams per metric tonne
Ha	Hectare(s). Equal to 2.471 acres.
Hydrothermal	Processes associated with heated or superheated water, especially mineralization or alteration.
Km	Kilometre(s). Equal to 0.62 miles.
M	Metre(s). Equal to 3.28 feet.
Metamorphic	Affected by physical, chemical, and structural processes imposed by depth in the earth’s crust.
Mine	An excavation on or beneath the surface of the ground from which mineral matter of value is extracted.
Net Smelter Return (“NSR”)

A payment made by a producer of metals based on the value of the gross metal production from the property, less deduction of certain limited costs including smelting, refining, transportation and insurance costs.

Orebody	A term used to denote the mineralization contained within an economic mineral deposit.
Outcrop	An exposure of rock or mineral deposit that can be seen on the surface, that is, not covered by soil or water.

Term	Definition
Oxidation	A chemical reaction caused by exposure to oxygen that results in a change in the chemical composition of a mineral.
Oz	Ounce. A measure of weight in gold and other precious metals, correctly troy ounces, which weigh 31.1 grams as distinct from an imperial ounce which weigh 28.4 grams.
RC drilling	Reverse Circulation drilling, is one of the drilling methods, where drill cuttings are returned to surface inside the rods.
Shaft	A vertical passageway to an underground mine for moving personnel, equipment, supplies and material including ore and waste rock.
Strike	The direction, or bearing from true north, of a vein or rock formation measure on a horizontal surface.
Stringer	A narrow vein or irregular filament of a mineral or minerals traversing a rock mass.
Sulphides	A group of minerals which contains sulfur and other metallic elements such as copper and zinc. Gold is usually associated with sulphide enrichment in mineral deposits.
Tailings	Material rejected from a mill after most of the recoverable valuable minerals have been extracted.
Vein	A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.
Zone	An area of distinct mineralization.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this Annual Report titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as the following:

•general economic conditions, because they may affect our ability to raise money

•our ability to raise enough money to continue our operations

•changes in regulatory requirements that adversely affect our business

•changes in the prices for minerals that adversely affect our business

•political changes in Chile, which could affect our interests there

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

On August 21, 2007, we formed Minera Polymet Limitada (“Polymet”) as a limited liability company, under the laws of the Republic of Chile. On September 28, 2015, we changed Polymet’s incorporation from Limited Liability Company to a Closed Stock Corporation (“SpA”). We own 99% of Polymet, which holds our Chilean mineral property interests. To comply with Chilean legal requirements, 1% of Polymet is owned by a Chilean resident, an experienced manager who has organized an office and other resources for us to use. Polymet’s office is located in Vallenar, III Region of Atacama, Chile. When we refer to “Red Metal”, the “Company”, “we”, “us” or “our” in this Annual Report on Form 10-K, we mean Red Metal Resources Ltd. together with Minera Polymet SpA.

Our resident agent’s office is at 711 S. Carson Street, Suite 4, Carson City, Nevada, 89701. Our business office is at 278 Bay Street, Suite 102, Thunder Bay, ON P7B 1R8.  Our telephone number is (807) 345-7384; our email address is admin@redmetalresources.com; and our web address is www.redmetalresources.com. Information on our web site is not a part of this Annual Report on Form 10-K.

We are an early stage mineral exploration company with no material revenue generating operations. We are engaged in the business of mineral exploration in Chile with the objective to explore and, if warranted, develop mineral properties. All of our mineral properties are located in the III Region of Atacama, Chile. To date we have not determined whether the concessions that comprise our mineral properties contain mineral reserves that are economically recoverable and have not produced revenues from our principal business.

Our ability to realize a return on our investment in mineral properties depends upon whether we maintain the legal ownership of the concessions that comprise our mineral properties. Title to mineral concessions involves risks inherent in the process of determining the validity of concessions and the ambiguous transfer history characteristic of many mineral concessions. To the best of our knowledge, and after consultation with an attorney knowledgeable in the practice of mining, we believe that we have taken the steps necessary to ensure that we have good title to the concessions that comprise our mineral properties. We have had our contracts and deeds notarized, recorded in the registry of mines and published in the mining bulletin; we review the mining bulletin regularly to determine whether other parties have staked claims over our ground. We have discovered no such claims.

Chile’s mining and land tenure policies

Chile’s current mining and land tenure policies were incorporated into laws in 1982 and amended in 1983. The laws were established to secure the property rights of both domestic and foreign investors to stimulate mining development in Chile. While the state owns all mineral resources, exploration and exploitation of these resources is permitted by acquiring mining concessions which are granted by the courts according to the law.

Concessions are defined by UTM coordinates representing the centre-point of the concession and dimensions (in metres) in north-south and east-west directions. There are two kinds of concessions, mining and exploration, and three possible stages of a concession to get from an exploration concession to a mining concession: ‘pedimento’, ‘manifestacion’, and ‘mensura’ (see below for descriptions). An exploration concession (‘pedimento’) can be placed on any area, whereas the survey to establish a permanent exploitation concession (‘mensura’) can only be effected on “free” areas where no other mensuras exist.

Pedimento

A pedimento is an initial exploration concession with well-defined UTM coordinates delineating the north-south and east-west boundaries. The minimum size of a pedimento is 100ha and the maximum is 5,000ha, with a maximum length-to-width ratio of 5:1. A pedimento is valid for a maximum period of two years. At the end of the two-year period it can either be reduced in size by at least 50% and renewed for an additional two years or, entered into the process to establish a permanent concession by converting it into a manifestacion. New pedimentos are allowed to overlap pre-existing pedimentos, however, the pedimento with the earliest filing date always takes precedence providing the concession holder maintains their concession in accordance with the Mining Code of Chile and the applicable regulations.

Manifestacion

Before a pedimento expires, or at any stage during its two-year life (including the first day the pedimento is registered), it may be converted to a manifestacion. A manifestacion is valid for 220 days, and then prior to the expiry date, the owner must request an upgrade to a mensura.

Mensura

Prior to the expiration of a manifestacion, the owner must request a survey (mensura). After acceptance of the survey request (‘Solicitud de Mensura’), the owner has approximately 12 months to have the concession surveyed by a government licensed surveyor. The surrounding concession owners may witness the survey, which is subsequently described in a legal format and presented to the National Mining Service of Chile (Sernageomin) for technical review, which includes field inspection and verification. Following the technical approval by Sernageomin, the file returns to a judge of the appropriate jurisdiction, who dictates the constitution of the claim as a mensura. Once constituted, an abstract describing the claim is published in Chile’s official mining bulletin (published weekly), and 30 days later the claim can be inscribed in the appropriate Mining Registry (Conservador de Minas).

Once constituted, a mensura is a permanent property right, with no expiration date. As long as the annual fees (‘patentes’) are paid in a timely manner (from March to May of each year), clear title and ownership of the mineral rights is assured in perpetuity. Failure to pay the annual patentes for an extended period can result in the concession being listed for ‘remate’ (auction sale), wherein a third party may acquire a concession for the payment of back taxes owed (plus a penalty payment). In such a case, the claim is included in a list published 30 days prior to the auction and the owner has the possibility of paying the back taxes plus penalty and thus removing the claim from the auction list.

Due to the complicated nature of the land tenure system in Chile, Red Metal has engaged a land tenure specialist who sends a monthly report on the status of all claims in the areas we are working in.  This report includes a list of any new concessions in our area and any obligation on our part to notify new concession holders of our existing concessions.

As of the date of this annual report on Form 10-K, our Chilean mineral properties include pedimento, mensura in process and mensura claims.

Unproved mineral properties

Due to a lack of operating capital, during the past two fiscal years ended January 31, 2020 and 2019, we conducted no material exploratory operations on any of our properties.  Until we are able to raise operating capital, which we cannot assure that we can do, we will not be able to initiate new exploration efforts or continue the exploration efforts we have begun.  In the past we entered into several various agreements, being the joint ventures or the option agreements to acquire an interest in our claims. These agreements give us confidence there are opportunities to raise funds by selling some of our properties or by entering into joint venture agreements to continue developing some of our properties.

As of the date of this Annual Report on Form 10-K we have two active properties which we have assembled since the beginning of 2007 - Carrizal Property, which includes the Farellón and Perth projects, and the Mateo Property. In addition to our active properties, as an exploration company, from time to time we may stake, purchase or option claims to allow ourselves the time and access to fully consider the geological potential of the claims. This allows us to generate new properties in areas that have not been explored.

Active properties

Table 2: Active properties

		Hectares
Property	Percentage, type of claim	Gross area	Net area(a)
Carrizal Property
Farellón Project
Farellón Alto 1 - 8	100%, mensura	66
Quina 1 - 56	100%, mensura	251
Exeter 1 - 54	100%, mensura	235
Cecil 1 - 49	100%, mensura	228
Teresita	100%, mensura	1
Azucar 6 - 25	100%, mensura	88
Stamford 61 - 101	100%, mensura	165
Kahuna 1 - 40	100%, mensura	200
		1,234
Perth Project
Perth 1 al 36	100%, mensura	109
Lancelot I 1 al 27	100%, mensura in process	300
Lancelot II	100%, pedimento	200
Merlin I	100%, pedimento	300
Rey Arturo 1 al 29	100%, mensura in process	300
Galahad I	100%, pedimento	300
Percival 4	100%, pedimento	300
Tristan II	100%, pedimento	300
Camelot	100%, pedimento	300
		2,409
Overlapped claims(a)		(109)	3,534

Mateo Property
Margarita	100%, mensura	56
Che 1 & Che 2	100%, mensura	76
Irene & Irene II	100%, mensura	60
		192
Overlapped claims(a)		(10)	182
			3,716

(a)Certain mensura in process claims overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of overlapped claims).

Our active properties as of the date of this filing are set out in Figure 1. These properties are accessible by road from Vallenar.

Figure 1: Location and access to active properties.

CARRIZAL PROPERTY - FARELLÓN AND PERTH PROJECTS

Property Description and Location

The Carrizal Property is located approximately 700 km north of Chile’s capital city of Santiago, in Region III, referred to as the “Region de Atacama”. The Carrizal Property lies within the Carrizal Alto Mining District, straddling the border between Huasco and Copiapo provinces, approximately 75 km northwest of the City of Vallenar, 150 km south of Copiapo, and 20 km west of the Pan-American Highway (Figure 2). The centre of the Carrizal Property is situated at coordinates 308750 mE and 6895000 mN (PSAD56 UTM Zone 19, Southern Hemisphere).

The Carrizal Property has historically been subdivided into two separate projects, namely the Perth and Farellón project areas, representing roughly the northern and southern halves of the Carrizal Property, respectively. The Carrizal Property consists of six exploration concessions (‘pedimentos’), nine mining concessions (‘mensuras’), and two mensuras that are in progress. The Carrizal Property covers a total area of 3,534 hectares (2,300 ha in the Perth Project and 1,234 ha in the Farellón Project) (Figures 2, 3 and 4).

Figure 2 - Location of the Farellón and Perth projects claim blocks of the Carrizal Property, Region III, Region de Atacama, northern Chile.

Figure 3 - Claims in the southern portion of the Carrizal Property referred to as the Farellón Project area.

Figure 4 - Claims in the northern portion of the Carrizal Property referred to as the Perth Project area

Accessibility

The Carrizal Property is readily accessible from the City of Vallenar, Chile, via both paved and well-maintained dirt roads. Access is primarily gained by taking the Pan-American highway (Ruta 5) north from Vallenar to the Carrizal turn-off (approximately 20 km north). From the turn-off, a well-maintained dirt road runs to the CMP Cerro Colorado iron mine and continues to Canto del Agua and towards Carrizal Alto. From this route, a dirt side road then leads directly to the Carrizal Property.

Title/Interest

We own all of the concessions in the Carrizal Property, through right of title.

Surface Rights and Legal Access

The surface rights of the Carrizal Property are owned by the Chilean government; however, if the Carrizal Property is developed and mined at a later date, the surface rights will need to be secured as part of the permitting process. Surface rights are rented to mines for the life of the mine by the Chilean government and claim holders have legal unimpeded access to their pedimentos and mensuras.

Other Land Tenure Agreements

There are pre-existing Net Smelter Return Royalties (“NSR”) on the properties as outlined in Table 3 below and there are no other known land tenure agreements regarding the Carrizal Property. To date, only the existing mensuras and mensuras that are in progress have been surveyed by the Chilean government. The remaining concessions which are exploration pedimentos do not require a survey until an application has been made to transfer them to mensuras.

Table 3 - Pre-existing NSRs on various concessions, Carrizal Property

Concession Name	Concession Type	Concession Number
Southern claim block (Farellón)
Farellón 1-8(1)	Mensura	033030156-2
Cecil 1 to 49	Mensura	033030329-8
Azúcar 6/25	Mensura	033030342-5
Kahuna 1/40	Mensura	033030360-3
Stamford 61/101	Mensura	033030334-4
Teresita	Mensura	033030361-1
Quina 1-56(2)	Mensura	033030398-0
Exeter 1 54/235(3)	Mensura	033030336-0
Northern claim block (Perth)
Perth 1-36	Mensura	033030383-2
Rey Arturo 1-29	Mensura in progress	033021983-1
Lancelot II	Pedimento
Lancelot I 1-27	Mensura in progress	033020283-2
Tristan II	Pedimento
Galahad I	Pedimento
Camelot	Pedimento
Percival 4	Pedimento
Merlin I	Pedimento

(1)The Farellón 1-8 concession is subject to a 1.5% NSR, which can be bought out for US$600,000

(2)The Quina 1-56 concession is subject to a 1.5% NSR, which can be bought out for US$1,500,000

(3)The Exeter 1 54/235 concession is subject to a 1.5% NSR, which can be bought out for US$750,000

Environmental Liabilities

There are no known environmental liabilities within the Carrizal Property. The Company has not applied for any environmental permits on the Carrizal Property and has been advised that none of the exploration work completed to date requires an environmental permit. For all exploration work in Chile, any damage done to the land must be repaired.

The Llanos de Challe National Park, which was created in July 1994, covers the southern 750 m of the Farellón 1-8 concession. According to the Mining Code of Chile, to mine or complete any exploration work within the park boundaries, the Company will be required to get written authorization from the Chilean government.

Exploration Plans and Permits

The Company holds an approved permit to mine up to 5,000 tonnes per month on its Farellón 1-8 concession. This permit does not allow for processing to occur on site but ore can be excavated and delivered to an independent processor.

Exploration History

Introduction and Regional History

Mining has played an important role in Chile’s economy starting in the 16th century with gold, silver and copper being mined from high grade deposits. Copper mining, in particular, has employed a significant portion of the population both directly and indirectly over the last 100 years. Historically, the most significant mineral producing zone in Chile has been the Coastal Cordillera, ranging between 50 and 100 km wide, extending over 2,500 km from Valparaiso in the south, northward to the Peruvian boarder.

The Carrizal Alto Mine area is located within this prolific Coastal Cordilleran range, in the Atacama III Region of northern Chile, between Copiapo and Vallenar. Historical records indicate that copper mining commenced at Carrizal Alto in the 1820s and continued on a significant scale mostly by British companies until 1891, when disastrous flooding occurred and mines closed. The historical reports indicate that the larger mines were obtaining good grades over significant widths in the bottom workings at the time of closure. Very little information regarding mining has survived, but there is a small amount of historical data located in the SERNAGEOMIN National Archives in Santiago, Chile. Up until 1891, mining at the Carrizal Alto Mine site produced over 3 million tonnes of Cu ore, grading between 5 and 15% copper (National Archives in Santiago, Chile). There was also a large quantity of direct shipping ore at 12% copper. At one time there was a considerable body of tailings present to support these figures, however this material has been reprocessed and depleted due to the high prices of gold and copper over the last few years.

The Carrizal Alto Mine area contains a series of northeast-trending shear structures, including the principal vein systems of ‘Mina Grande’ and ‘Armonia’. Both vein systems have been worked extensively. The Mina Grande shear contains workings that extend for over 2.5 km as a nearly continuous line of pits, collapsed stopes, narrow open cuts and numerous shafts. The Armonia vein system is similar, extending for 1.8 km. Oxidation depths range from 50 to 150 m, and judging from remnant material, many of the veins were probably worked to this depth and then abandoned as sulfide mineralization was reached.

In the most productive zone at Mina Grande (which stretches for 1.5 km), the mineralized vein reached 15 m in width and is composed of quartz, sericite, chalcopyrite and pyrite. Amphibole-rich seams occur proximal to the diorite wall rock, which also frequently contains chalcopyrite and pyrite-bearing impregnations and smaller veins. The main producing mine in the Carrizal Alto Mine area was the Veta Principal on the Mina Grande shear, which was mined to a depth of 400 m along a strike of 1.8 km and over a width varying from 2-15 m. The deepest workings reached 600 m. Several slag dumps remain at old sites of local smelters treating the sulfide ores. Carrizal Alto, despite spectacular past production from the Capote, Mina Grande, and Armonia mines, has remained virtually untouched since the brief gold revival of the 1930s.

The Company’s Carrizal Property is comprised of two contiguous blocks, namely the Farellón to the south and Perth to the north. Both of these blocks border the historically-productive Carrizal Alto Mine to the east, sharing geological and mineralogical attributes, and for consistency, the historical names have been retained.

Farellón Project Area

The Farellón block of concessions, which are contiguous with the Carrizal Alto Mine area, was mined on a limited basis in the 1940s. Very little information remains from this time period, except for a few plans of the limited underground mining (SERNAGEOMIN National Archives, Santiago, Chile).

In 1963, eight samples were taken from two high grade veins from the accessible workings within the Farellón project area, namely Veta Pique and Veta Naciente. These samples were analyzed for copper, gold, silver, and gangue oxides.

In the 2010 Technical Report by Micon on the Company’s Farellón Property (which corresponds roughly to the current Farellón Project area), the author stated that “no attempt was made to verify the sampling program of 1963, as the workings were not entirely accessible and there is no sample location map upon which to attempt to duplicate the samples” (Lewis, 2010).

Oliver Resources, an Irish-based company, through its Chilean subsidiary Oliver Resources Chile Ltda., briefly explored the Farellón Property in 1990 with a stream sediment sampling program and sampling of the Farellón Alto and Bajo mine dumps.

The Farellón Property was incorporated into a larger land package called the Azucar Project in the 1990s, owned by Minera Stamford S.A. (“Minera Stamford”), a Chilean exploration company. In a joint venture with Metalsearch, an Australian company, exploration on these concessions included geological mapping, rock chip sampling, soil geochemistry, reverse circulation (RC) drilling and metallurgical sampling. Geological mapping of the Azucar project showed a NE-trending sheared contact 50 to 200 m wide, containing significant consistent mineralization along a 2 km strike length. Minera Stamford collected 152 rock chip and dump samples from prospective areas along the mineralized shear zone, of which 36 samples fell within the boundary of the Farellón Project. Samples were analyzed for gold, copper and cobalt. The highest gold sample within the Farellón Property was 13.50 g/t Au, the highest copper result was 6.15% Cu, and the highest cobalt result was 0.68% Co. Results of this, and other sampling programs conducted on the Farellón Project area are included in Figures 5, 6, and 7, showing Cu, Au, and Co concentrations, respectively. A total of 591 soil samples were also taken by Minera Stamford, but no records of this work have been located.

Figure 5 - Results of sampling programs in the Farellón Project area, showing copper concentrations (Geology based on Arevelo and Welkner, 2003).

Figure 6 - Results of sampling programs in the Farellón Project area, showing gold concentrations (Geology based on Arevelo and Welkner, 2003).

Figure 7 - Results of sampling programs in the Farellón Project area, showing cobalt concentrations (Geology based on Arevelo and Welkner, 2003).

A reverse circulation drilling program of 33 holes totaling 6,486 m was completed between 1996 and 1997 targeting the shear zone on the Azucar property by the JV between Minera Stamford and Metalsearch. Twenty two of these holes were located within the Farellón Project area, representing a total of 3,918 m. Drill holes were placed at irregular intervals along the mineralized shear zone, and the holes were sampled at regular 1 m intervals along their entire length. Results of this drill campaign confirmed the consistent presence of mineralization in the shear zone, to a vertical depth of ~200 m. The highest gold concentration was 21.03g/t Au, the highest copper result was 9.21% Cu, and the highest cobalt result was 0.58% Co (all of these results are over 1 m intervals).

The historic Farellón workings are in metamorphic units within the sheared metamorphic/tonalite contact zone which is about 200m wide. The workings are large but restricted to the oxide zone and range from 1-20 m wide. A sample of the wall rock and quartz veined metamorphic rocks taken by Minera Stamford returned 3.0% copper, 1.4 g/t gold, 0.08% cobalt, and 1.1% arsenic.

The lower Farellón workings are several hundred metres to the south and associated with massive siderite. A sample collected by Minera Stamford of the lode material returned 5.6% copper, 2.4 g/t gold, 0.02% cobalt. A 20-tonne trial parcel of material from the Farellón workings in the 1950s is reported to have returned over 1% cobalt.

The Company acquired the rights to the Farellón Property on April 25, 2008, upon its Chilean subsidiary exercising the option to buy the property from Minera Farellón. The Company drilled five RC drill holes in 2009, totaling 725 m using a Tramrock Dx40 RC rig. This larger rig necessitated widening existing roads rehabilitating access to old drill pads. The drill program was designed to twin some of the Minera Stamford 1996-1997 drill holes for data verification, as no geological information was recovered from the Minera Stamford drill program and assays were not accompanied by laboratory certificates. One drill hole tested 100 m below the known mineralization, and another hole tested continuity of mineralization between previously drilled sections.

Collar locations and azimuths for the 2009 drilling were surveyed using a total station surveying tool. Each drill hole had ~1.5 m of blue PVC piping added to it as a surface pre-collar which was cemented into place to permanently denote the drill hole location. Downhole surveys were completed on all drill holes from the 2009 program and on six drill holes from the 1996-1997 Minera Stamford program (holes 9, 14, 20, 21, 22, and 23). Surveying of all historic drill holes surrounding the current drilling was attempted, but some of the holes were caved and the survey tool was unable to be lowered into the hole.

Table 4 - Summary of significant intercepts from Red Metal's 2009 RC Drill Program on the Farellón Project

Drill Hole Number	Assay Interval (m)				Assay Grade
		From	To	Core Length	Gold (g/t)	Copper (%)	Cobalt (%)
FAR-09-A		32	37	5	0.59	1.3	0.02
		97	106	9	0.44	1.63	0.04
	including	103	106	3	0.48	2.49	0.07
FAR-09-B		56	96	40	0.27	0.55	0.02
	including	60	63	7	0.46	1.42	0.04
		75	87	12	0.71	1.28	0.03
FAR-09-C		77	82	5	4.16	2.57	0.05
FAR-09-D		95	134	39	0.11	0.58	0.01
	including	95	103	8	0.33	2.02	0.02
FAR-09-E		25	30	5	0.54	1.35	0.02
		65	68	3	0.58	1.46	0.06

Results from the 2009 drilling confirmed the general location and tenor of the mineralization determined during the 1996-1997 Minera Stamford drilling program, however, the 2009 program was not able to reproduce the historical gold assays within holes FAR-09-A and FAR-09-E, designed to duplicate historical holes FAR-96-22 and FAR-96-21, respectively. In the case of FAR-09-E, the disparity between the historical 1996-1997 and 2009 assays was also found with respect to copper. All drill holes during the 2009 drilling program intersected oxide facies mineralization with only minor amounts of sulfide (e.g. hole FAR-09-D).

In 2011, the Company completed a second drilling program, consisting of nine reverse circulation holes and two combined RC/diamond drill (core) holes. Chips and core recovered consisted of 2,050 m of RC drilled, and 183 m of diamond (core), for a total of 2,233 m. The program was designed to expand the known mineralized zone down-dip to 200 m vertical depth, extend the known mineralized strike length of the overall deposit to 700 m, and infill large gaps with holes drilled at 75 m spacing. Two of the drill holes finished with diamond drill core, providing information to better define the structural controls on mineralization.

Collar locations and azimuths for the 2011 drilling were surveyed using a handheld GPS. The Company used a magnetic REFLEX EZ-TRAC instrument to complete downhole surveys using a digital remote gyroscope.  Downhole surveys were completed on all 11 drill holes from the 2011 program every 50-100 m downhole so most drill holes had at least three readings taken along with the one at the surface. Due to the high magnetic susceptibility of the subsurface, the azimuth reading and the magnetic readout gave inaccurate readouts. Therefore, only the downhole dip could be recorded with any level of confidence. The significant assays are reported as core lengths as the true width of the mineralized zone was not established.

Table 5 - Significant intercepts from Red Metal's 2011 drill program on the Farellón Project.

Drill hole Number	Assay Interval (m)				Assay Grade
		From	To	Core Length	Gold (g/t)	Copper (%)	Cobalt (%)
FA-11-001		36	49	13	0.35	2.51	0.06
	including	36	44	8	0.53	3.95	0.09
FA-11-002	Zone faulted off, no significant intercepts
FA-11-003		150	155	5	0.28	0.4	0.03
FA-11-004		141	145	4	0.01	0.73	0.01
FA-11-005		124	133	9	0.26	0.84	0.02
	Hole lost in mineralization
FA-11-006		80	112	32	0.99	1.35	0.02
FA-11-007		64	70	6	0.7	0.66	0.07
FA-11-008		98	102	4	0.26	0.85	0.01
FA-11-009		202	211.55	9.55	0.42	0.95	0.05
FA-11-010		179.13	183	3.87	0.39	0.5	0.05
FA-11-011		54	56	2	0.48	0.97	0.03

Drilling returned copper results as high as 8.86% Cu, with 0.80 g/t Au over 1 m (FA-11-001), and 5.35 g/t Au, 4.77% Cu, and 0.024% Co over a 2 m interval (FA-11-006). There was evidence of pinching and swelling in the mineralized vein structures, as significant intercepts ranging in width from 2 m to 32 m. Ten of the eleven drill holes contained significant intercepts (9). Drill hole FA-11-002 did not intercept the interpreted mineralized zone, likely due to a misinterpretation of localized fault off-set of the mineralized vein.

All significant intercepts from the 2011 drilling program were dominated by supergene oxide mineralization from surface to ~150 m depth. Sulfide mineralization was minimal within this shallow depth range, becoming more abundant as the transition to the hypogene zone approached below ~150 m depth. This transition zone was highly variable depending on faulting, groundwater flow pathways, and variable elevation. Below 150 m, hypogene conditions dominated, resulting in abundant sulfide mineralization, as seen in drill holes FA-11-003 (177-182 m), FA-11-009 (202-211.55 m), and FA-11-010 (179.13-183 m). Supergene mineralization was dominated by malachite, chrysocolla, and copper±gold within goethite and limonite iron oxides. Alteration haloes were associated with supergene mineralization such as carbonate, limonite, hematite, goethite, and manganese oxide. Other alteration minerals were present, such as chlorite, epidote, actinolite, biotite, and sericite, however these minerals were not related to the supergene mineralization.

Hypogene mineralization was dominated by chalcopyrite with associated gold. Chalcopyrite occurred as amorphous blebs and lesser disseminations hosted in massive, sometimes vuggy quartz and calcite.  A good example was found in drill core from hole FA-11-009 within the mineralized intersection between 202 m and 211.55 m. The mineralized intersections broadly occur along the regional lithological boundary shear zone between overlying Paleozoic metasediments to the west and underlying Jurassic intrusives to the east.

Most of the 2011 drill holes did not pass through the lithological boundaries, even after drilling through the mineralized structures. Therefore, it was interpreted that this mineralization occurs in close proximity to the lithological boundaries, but that the mineralized structures do not exactly follow the contact but instead occur as splays and faults emanating off the major structural boundary.

The 2011 drilling results confirmed that mineralization is still present down-dip of the intersections identified during the previous drilling campaign and are still open at depth. The infill drilling confirmed that the mineralization had significant grades and initiated the process of outlining consistent 75 m spacing between drill holes. The 2011 drilling results also indicated that the significant grades for the copper and gold mineralization were still open along strike to the northeast and southwest, as demonstrated by hole FA-11-001, which was drilled towards the northwest. All drill holes during the 2011 drilling program intersected oxide facies mineralization with the only significant intercepts bearing sulfides in holes FA-11-003 and FA-11-009. The supergene-hypogene transition occurred anywhere between 50 m and 150 m and appeared to be dependent on local fracturing and faulting.

A mapping and sampling program was conducted on the Farellón Property in 2012, covering the contact zone between the metasediments and the diorite. The main focus of this program was to ascertain the nature of the veins occurring within each major rock type, and to determine whether any major differences existed in vein structure, mineralogy, alteration, size, and geochemical composition. Over 1,270 mapping sites were visited, with information such as major rock type and mineralization recorded. Of these sites, 56 samples were selected and submitted for geochemical analysis. The range of total copper achieved by this sampling program was between 1.17 and 5.78% Cu, with between 50 and 99% of that representing copper sulfide mineralization. These samples also contained from 19-2465 ppm Co, and from 0.02-2.87 g/t Au.

Two diamond drill holes were completed in 2013 by Perfoandes on behalf of Red Metal totaling 116 m (45 m in the first hole, 71 m in the second). The first hole (F13-001) was located 28 m north of FAR-11-001 on a 45˚ bearing. Drill core was selectively sampled (16 m sampled from FAR-13-001 and 15 m sampled from FAR-13-002), and analysed for Au, total Cu and soluble Cu. A significant intersection was encountered in each drill hole, returning 0.7% Cu and 0.2 g/t Au over 6 m. The second hole recorded 1.75% Cu and 0.25 g/t Au over 9 m. These results confirmed similar findings from FAR-11-001, which was collared 28 m to the south. Both holes recorded the change in mineralogy from dominantly ankerite and other carbonates to more quartz-dominant, containing pyrite and chalcopyrite mineralization.

In 2014, the Company entered into a contract with a Chilean artisanal miner allowing the artisanal miner to extract mineralized material on the Farellón property in return for a 10% net sales royalty. In January 2015, the artisanal miner began selling mineralized material to ENAMI, the Chilean national mining company. To date approximately 11,265 tonnes of sulfide-mineralized material with an average grade of 1.67% Cu, 5.8 g/t Ag and 0.21 g/t Au, as well as 1,813 tonnes of oxide mineralized material with an average grade of 1.56% Cu has been sold to ENAMI. The ENAMI processing facility currently does not have the capability of recovering cobalt and therefore the artisanal miner did not regularly analyse for cobalt. Three grab samples taken from the same location as the mined mineralized material (Level 7 - 70 m level), were analysed for gold, copper, and cobalt, with results shown in Table 6.

Table 6 - Level 7 sampling

70 metre Level Sampling*
Gold (g/t)	Copper (%)	Cobalt (%)
n/a	2.86	0.12
n/a	1.43	0.07
2.2	6.8	0.11

*Grab samples are selective in nature and random in size and may not be representative of mineralization characteristics.  n/a = not analyzed.

The Kahuna concession (part of the Farellón Project area) was historically held by Vector Mining, a private company, and optioned to Catalina Resources PLC (Catalina), a private UK registered mineral exploration company. Catalina conducted a geophysical exploration program in order to determine whether the mineralized structures to the northeast, exploited in the Carrizal Alto mine, extended into the Kahuna area, to determine whether any such structures were associated with possible sulfide mineralization, and to define drill targets for a subsequent phase of work. The survey area was traversed in detail and a geological map was prepared showing all the different lithologies and previous mine workings. Two target areas were defined; one within the diorite intrusive hosting the high-grade mineralization at the old Carrizal Alto mine, the other in the surrounding metamorphic sediments. Two ground geophysical surveys (induced polarisation (IP) and magnetometry) were completed May 2007, confirming the continuity of the mineral-bearing structures between Carrizal Alto and the Kahuna area, allowing for the definition of sites for follow-up drilling.

The ground magnetic survey was completed on a grid measuring 1.2 km by 3.2 km. A total of 70 km were surveyed on lines spaced 50 m apart. In the IP survey a total of 27 km of data were acquired with a gradient array. Three one km lines were surveyed in a more detailed follow-up survey with a multi-array consisting of both pole-dipole and multi-bipole gradient array. The principal orientation of the shear zones was confirmed to be to the northeast towards Carrizal Alto where similar structures were exploited previously for copper and cobalt. However, there are also several trends to the northwest interpreted to be fault zones that offset the mineralized shear zones slightly. A north-south trend is probably due to dykes. A strong IP anomaly was located in the western portion of the survey area. The IP anomaly correlated with a shallow strongly conductive zone known to be associated with mineralization developed on the margin of the intrusive and exposed in shallow workings. Despite positive results warranting further attention, Catalina eventually dropped the option to the Kahuna Property, and it returned to Vector Mining.

Figure 8 - Drill hole collar locations on the Carrizal Property (Geology based on Arevelo and Welkner, 2003; figure supplied by Red Metal).

Perth Project Area

The northern concessions of the Carrizal Property have historically been called the Perth Project. There are numerous artisanal workings throughout this section of the Carrizal Property. The Puenta Negra Mine area contains the Argentina and Dos Amigos veins, with the most significant workings on the property occurring at the Argentina shaft. Unfortunately, no historic mining records have been located for the Argentina and Dos Amigos veins.

In the 1990s the Cachina Grande area of the Carrizal Alto received some attention. The Cachina Grande area is underlain by Paleozoic metasediments to the west of the dioritic-hosted Carrizal Alto. In 1991, seven samples from the Cachina Grande area were taken for the report on the Carrizal Alto mining district by Oliver Resources (Ulriksen, 1991). Samples were taken from the Argentina old workings vein 1.8 m, resulting in a range of Cu between 1.76 and 3.4% Cu, and between 0.05 and 1.22 g/t Au. Samples taken from the Dos Amigos North dump were grab samples and ranged between 0.46 and 0.83% Cu, and between 1.29 and 3.41 g/t Au.

Appleton Resources Ltd. optioned the Perth Property in 2007 and completed a surface sampling program covering 12 veins identified on the southern portion of the project area, as part of a NI 43-101-compliant report on their Perth Caliza Property (which includes the southern portion of the current Perth project area) (Butrenchuk, 2008). Results of this sampling program, as well as other sampling programs discussed below, are illustrated in Figure 5, Figure 6, and Figure 7, highlighting copper, gold, and cobalt results, respectively. Significant results from the 56-sample program by Appleton Resources in 2007 include total copper between 0.01 and 11.4% Cu, and between 0.01 and 10.7 g/t Au and up to 0.186% Co.

In 2011, Red Metal conducted a sampling program, collecting 129 samples from its Perth Project, and analysing for total copper, soluble copper, gold, and cobalt. Results showed copper ranging between 0.01 to 11.36% Cu, gold ranging between 0.01 to 29.93 g/t Au, and cobalt ranging between 2 to 6,933 ppm.

In 2013 and 2014, the Company optioned the Perth Project area to Geoactiva SpA, a Chilean private mining company. Geoactiva SpA conducted a surface sampling, stripping and channel sampling program followed by a two phase drilling program within the Perth Project area. The surface sampling and stripping program consisted of collecting 762 samples, a combination of grab and chip samples, and analysing them for total copper, soluble copper, gold, and cobalt. Results are included in Figures 20 through 22, for copper, gold, and cobalt, respectively, illustrating a range of copper total results between 0.001 and 7.16% Cu, between 0.005 and 16.5g/t Au, and between 0.001 and 0.437% Co. Geoactiva SpA drilled 30 diamond drill holes on the Perth Project area, of these 30 holes, only three were entirely on the Red Metal mineral concessions, the remainder targeted a vein that is exposed at surface on a claim owned by another company that runs through the middle of the Company’s Perth Poject area. Of these three drill holes only one, DP-04, intersected any significant mineralization; 1 m grading 2.15 g/t Au, 1.32% Cu and 0.017% Co.

Figure 9 - Results of sampling programs in the Perth project area, showing copper concentrations (Geology based on Arevelo and Welkner, 2003).

Figure 10 - Results of sampling programs in the Perth project area, showing gold concentrations (Geology based on Arevelo and Welkner, 2003; figure supplied by Red Metal).

Figure 11 - Results of sampling programs in the Perth project area, showing cobalt concentrations (Geology based on Arevelo and Welkner, 2003).

Geological Setting

Regional Geology

Chile is divided into three major physiographic units running north-south, namely the Coastal Cordillera, Central Valley (also termed the Central Depression), and the High Cordillera (Andes). The Carrizal Property lies within the Coastal Cordillera, on the western margin of Chile (Figure 12).

Figure 12 - Generalized geological map of a segment of northern Chile (taken from Martinez et al., 2017).

There are five main geological units within the Coastal Cordillera, including, (1) early Cretaceous back-arc basin marine carbonates (east); (2) late-Jurassic to early-Cretaceous calc-alkaline volcanic arc rocks (central); (3) early-Cretaceous Coastal batholith (west) (Marschik, 2001); (4) the Atacama fault zone (west) (Marschik, 2001); and, (5) Paleozoic basement metasedimentary rocks along the western margin (Hitzman, 2000).

The Coastal Cordillera formed in the Mesozoic Era as major plutonic complexes were emplaced into broadly contemporaneous arc and intra-arc volcanics and underlying Paleozoic deformed metasediments (Hitzman, 2000). This time period also saw development of the NW-trending brittle Atacama fault system, followed by widespread extension-induced tilting. Sedimentary sequences accumulated immediately east of the Mesozoic arc terrane in a series of interconnected, predominantly marine, back-arc basins. Early- to mid-Jurassic through mid-Cretaceous volcanism and plutonism throughout the Coastal Cordillera and immediately adjoining regions are generally considered to have taken place under variably extensional conditions in response to retreating subduction boundaries (slab roll-back) and steep, Mariana-type subduction (Hitzman, 2000).

Local Geology

The Carrizal Property covers two distinct contact zones between Paleozoic metasedimentary rocks in the central section, and late Jurassic diorites and monzodiorites to the northwest and southeast (Figure 13).

Paleozoic metasedimentary rocks belonging to the Chanaral Metamorphic Complex are composed of shales, phyllites and quartz-feldspar schists/gneisses (Minera Stamford, 2000). The sedimentary rocks have a strong NNE-striking shallow foliation dipping ~40° southeast. The intrusives towards the southeast corner of the Carrizal Property, in the Farellón Project area, belong to the Canto del Agua formation and consist of diorites and gabbros hosting many NE-oriented intermediate-mafic dykes. These diorites are known to host extensive veining with copper and gold mineralization (Arevalo and Welkner, 2003). Locally, a small stock-like felsic body, called Pan de Azucar, with lesser satellite dykes, intrudes the diorite. The intrusive relationship between the diorite and metasediments on this south end of the Carrizal Property always appears to be tectonic (Willsteed, 1997).

Figure 13 - Local geology surrounding the Carrizal Property (in red) (after Grocott et al., 2009).

Property Geology

The southern contact zone between the metasedimentary rocks and the diorite is a mylonitic shear zone, ranging between 5 m and 15 m in width, striking NNE, and dipping ~65˚ to the northwest (Figure 14). This shear zone is host to mineralized quartz-calcite veins that splay off to the east into the diorites of the adjacent Carrizal Alto Mine area.

The Perth project area at the northern end of the Carrizal Property, also hosts a significant NS-trending vein swarm. Although these veins pinch and swell, they are generally 2 m wide and have been measured up to 6 m wide. Individual veins can be traced from a few 100 m to greater than 2 km in length. Most of the veins identified thus far on surface lie within the metasedimentary rocks, however several veins have been traced cross-cutting the northern metasediment-granodiorite contact (Figure 14).

Figure 14 - Property geology of the Carrizal Property, northern Chile (geology after Arevelo and Welkner, 2003).

Mineralization

The Carrizal Property occurs within the Central Andean IOCG Province (Sillitoe, 2003). Vein type, plutonic-hosted IOCG deposits such as Carrizal Alto, and by extension the contiguous Carrizal Property, are characterized by a distinct mineralogy that includes not only copper and gold but also cobalt, nickel, arsenic, molybdenum, and uranium (Sillitoe, 2003; Clark, 1974). All of the IOCG deposits in the region are partially defined by their iron content in the form of either magnetite or hematite (Sillitoe, 2003).

A variety of alteration assemblages has been noted in the Chilean deposits according to whether or not the deposits are hematite or magnetite dominated:

1.Magnetite-rich veins contain appreciable actinolite, biotite and quartz, as well as local apatite, clinopyroxene, garnet, hematite and K-feldspar, and possess narrow alteration haloes containing one or more of actinolite, biotite, albite, K-feldspar, epidote, quartz, chlorite, sericite and scapolite.

2.Hematite-rich veins tend to contain sericite and/or chlorite, with or without K-feldspar or albite, and to possess alteration haloes characterised (Sillitoe, 2003) by these same minerals. Typically the vein deposits of the coastal Cordillera are chalcopyrite, actinolite and magnetite deposits (Ruiz, 1962).

Carrizal Alto, just east of the Carrizal Property, has historically been known as a significant cobalt deposit (Ruiz, 1962; Clark, 1974) and has returned cobalt grades of up to 0.5% Co in the form of cobaltiferous arsenopyrite (Sillitoe, 2003; Ruiz, 1962), carrollite, and other cobalt sulfides (Clark, 1974). Copper mineralization on the Carrizal Property consists of malachite and chrysocolla in the oxide zone and chalcopyrite in the sulfide zone. There is some indication that in the oxide zone some of the copper mineralization is tied up in a goethite-bearing clay matrix (Willsteed, 1997; Floyd, 2009).

Alteration associated with the greater shear zone is comprised of actinolite, biotite, sericite, epidote, quartz and carbonate mineralization. The sulfidized quartz-calcite veins occurring within the shear zone can display an intense pyrite-sericite-biotite alteration halo. In places, there is massive siderite and ankerite alteration (Minera Stamford, 2000).

Deposit Types

The main target on the Carrizal Property is vein-style iron oxide-copper gold (IOCG) mineralization associated with a shear contact between intrusive diorite and metasedimentary rocks, containing significant amounts of iron oxide, copper, gold and cobalt, distinctive of IOCG deposits in the region (Sillitoe, 2003). IOCG deposits of northern Chile are known to exist in the belt from just south of the town of Vallenar (almost 29°S) to just south of Chanaral (26°S) (Hitzman, 2000). Although this deposit type covers a wide spectrum, the characteristic IOCG deposits of northern Chile have been clearly defined by Sillitoe (2003) as:

“Iron oxide-copper-gold deposits, defined primarily by their elevated magnetite and/or hematite contents, constitute a broad, ill-defined clan related to a variety of tectono-magmatic settings. The youngest and, therefore, most readily understandable IOCG belt is located in the Coastal Cordillera of northern Chile and southern Peru, where it is part of a volcano-plutonic arc of Jurassic through Early Cretaceous age. The arc is characterised by voluminous tholeiitic to calc-alkaline plutonic complexes of gabbro through granodiorite composition and primitive, mantle-derived parentage. Major arc-parallel fault systems developed in response to extension and transtension induced by subduction rollback at the retreating convergent margin. The arc crust was attenuated and subjected to high heat flow. IOCG deposits share the arc with massive magnetite deposits, the copper-deficient end-members of the IOCG clan, as well as with manto-type copper and small porphyry copper deposits to create a distinctive metallogenic signature.”

“The IOCG deposits display close relations to the plutonic complexes and broadly coeval fault systems. Based on deposit morphology and dictated in part by lithological and structural parameters, they can be separated into several styles: veins, hydrothermal breccias, replacement mantos, calcic skarns and composite deposits that combine all or many of the preceding types. The vein deposits tend to be hosted by intrusive rocks, especially equigranular gabbrodiorite and diorite, whereas the larger, composite deposits (e.g. Candelaria-Punta del Cobre) occur within volcano-sedimentary sequences up to 2 km from pluton contacts and in intimate association with major orogen-parallel fault systems. Structurally localised IOCG deposits normally share faults and fractures with pre-mineral mafic dykes, many of dioritic composition, thereby further emphasising the close connection with mafic magmatism. The deposits formed in association with sodic, calcic and potassic alteration, either alone or in some combination, reveal evidence of an upward and outward zonation from magnetite-actinolite-apatite to specular hematite-chlorite-sericite and possess Cu-Co-Au-Ni-As-Mo-U-(LREE) (light rare earth element) signature reminiscent of some calcic iron skarns around diorite intrusions. Scant observations suggest that massive calcite veins and, at shallower paleodepths, extensive zones of barren pyritic feldspar-destructive alteration may be indicators of concealed IOCG deposits.”

The Carrizal Property lies well within the Chilean IOCG belt and fits many of the tectonic and mineralogical definitions outlined by Sillitoe (2003). The Carrizal Property is considered to be a vein-style IOCG deposit with significant amounts of iron oxide, copper, gold and cobalt distinctive of IOCG deposits in the region.

The main targets on the Carrizal Property are the two mineralized shear contact zones between the metasediments and diorites (Farellón Project area) and monzodiorites (Perth Project area). The shear zone has been interpreted to host several parallel, mineralized lenses.

Exploration

Between 2009 and 2013 the Company conducted three drill programs and one property wide mapping and sampling program detailed in Carrizal Property - Farellón and Perth Projects - Exploration History. The latest information on the Carrizal Property stems from bulk sampling efforts by a contract artisanal miner between January 2015 and February 2017. During this period the Company collected data from bulk sampling efforts (underground exploration workings and rock sampling) conducted by contract miners on the Carrizal Property. This work resulted in 11,265 tonnes of sulfide-mineralized material with an average grade of 1.67% Cu, 5.8 g/t Ag, and 0.21 g/t Au, as well as 1,813 tonnes of oxide mineralized material with an average grade of 1.56% Cu. The ENAMI processing facility did not have the capacity to recover cobalt; however, three grab samples taken from the same location as the bulk sampling yielded between 0.07% and 0.12% Co.

Drilling

The Company has not conducted any drilling activities on the Carrizal Property over the last three-year period. See Carrizal Property - Farellón and Perth Projects - Exploration History for previous drilling results.

Sample Preparation, Analysis, and Security

There have been no exploration or drilling samples collected by Red Metal, and as such, there are no preparation, analysis, or security details to describe.

MATEO PROPERTY

Property Description and Location

The Mateo Property is composed of 5 mineral concessions covering 192 hectares in the III Region of Chile, Region de Atacama. The Mateo Property is situated 10 kilometres east of the City of Vallenar with the highest point at approximately 1,050 metres above sea level. The property is located close to power, water, and the urban centre of Vallenar, with a readily available mining workforce.

Accessibility

The property is easily accessible year-round via a well-used road from Vallenar. The road crosses through the middle of the west half of the property and along the southern border of the east half of the property.

Geology and Mineralization

The Mateo Property is located within the brittle-ductile north-south-trending Atacama Fault System that is known to host many of the major deposits in the Candelaria IOCG belt. Known mineralization is hosted in an andesitic volcaniclastic sequent assigned to the Bandurrias Formation. Widespread iron oxide and skarn style alteration indicate an IOCG mineralizing system further supported by significant amounts of economic grade mineralization found in six historic artisanal mines on the property. Mineralization is found in mantos, veins and breccias.

Exploration History

Historical work on the Mateo Property includes several drill programs completed by different Chilean private and public companies. Records exist from eight drill holes completed in 1994 on the Irene mine and include two full reports written by ENAMI, the Chilean national mining company, with interpretation of mineralization and recommendations for further exploration and mining work.

The Irene mine was investigated by ENAMI in 1994. Work completed during the time included surface RC drilling, including 490 metres in four RC drill holes, and underground diamond drilling, including 220 metres in four drill holes. The Company obtained ENAMI’s reports of mining activities from 1994 to 1997. Approximately 11,875 tonnes of rock were mining in that time averaging 4.3% copper, 61.9 grams per tonne silver, and 1.01 grams per tonne gold. During the period June 2009 to December 2010, the vendor of the Irene mine, Minera Farellón, conducted small scale mining activities on a different area of the Irene claims and mined 1,705 tonnes grading 1.39% Cu, 1.39 g/t Ag, 0.29 g/t Au in sulphides and 1,477 tonnes grading 1.98% Cu in oxides. The difference in grade between the historic work and recent work is not an indication that further high-grade material will not be found on the Mateo Property and further modeling and exploration work needs to be completed to determine the best drill targets.

In 2011, the Company completed a mapping and prospecting program over wide area including the Mateo concessions and a wide area surrounding the concessions. The geological mapping identified nine significant zones of mineralization on the property and confirmed widespread skarn style alteration. Reconnaissance samples were collected on multiple mineralized structures from mantos, veins and mineralized breccia bodies.

Samples of 21.72 g/t Au with 0.69% Cu, 3.10 g/t Au with 0.50% Cu and 3.57 g/t Au with 0.62% Cu taken from one vein traced for approximately 350 metres on surface. Multiple mineralized veins, mantos and breccia bodies were identified with 36 of 138 samples returning Au results greater than 1.00 g/t and 59 of 138 samples returning Cu results greater than 1.00%.

Figure 15 - Mateo area geology and copper sampling.

Figure 16 - Mateo area geology and gold sampling.

Additional significant reconnaissance sampling results from the Mateo mapping program are listed below:

Sample	Easting	Northing	Cu %	Gold g/t
201272	338,028	6,836,645	7.37	1.12
202871	336,478	6,836,158	2.63	1.14
202852	337,880	6,835,567	7.11	1.18
202849	337,880	6,834,692	10.3	1.73
201220	337,898	6,834,724	4.29	2.07
201277	337,314	6,834,958	9.39	2.42
202850	337,822	6,834,611	2.58	2.46
202810	338,521	6,838,037	2.44	2.49
202882	336,945	3,835,537	2.57	3.08
202812	338,504	6,838,120	0.5	3.1
202815	338,382	6,838,223	0.62	3.57
202880	336,740	6,835,991	1.46	5.7
202826	338,179	6,838,079	5.3	6.85
201217	337,909	6,834,632	3.46	10.11
202813	338,469	6,838,147	0.69	21.72

Mineral Processing and Metallurgical Testing

No mineral processing or metallurgical testing programs have been undertaken on the Mateo Property.

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

None of the exploration work that we have completed to date requires an environmental permit. We must repair any damage done to the land during exploration. Some of our claims are within the boundaries of a national park. According to the Mining Code of Chile, we will have to get written authorization from the government to mine or complete any exploration work within the park boundaries. We submitted an application to the government in December 2011 to explore within the park boundaries. We received a response to our application requesting we complete an environmental study on the area we are applying to work in.  As part of this study we will have to hire an environmental consultant to investigate if any significant archeological remains exist in the area we intend to work in. Mapping and prospecting work completed north of the park boundary on the Farellón property has shown potential to expand the mineralized zone to the north where exploitation would not fall within the park boundaries. The Company has decided to focus exploration north of the park boundary to determine the potential of the entire mineralized area to host an economic deposit before pursuing the application to work within the park boundary any further.

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

Number of total employees and number of full-time employees

Red Metal does not have any employees. Caitlin Jeffs, Michael Thompson, and Joao (John) da Costa, who are directors and officers, and Jeffrey Cocks, and Cody McFarlane, directors of the Company, provide their services as independent consultants.  Polymet retains the services of Kevin Mitchell and an administrative assistant, who are Polymet’s only employees, other services are provided by independent consultants. We contract for the services of geologists, prospectors and other consultants as we require them to conduct our exploration programs.

ITEM 1A: RISK FACTORS

IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT, THE FOLLOWING RISKS AND UNCERTAINTIES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS AND FINANCIAL CONDITION.

During the fiscal years ended January 31, 2020 and 2019 we earned no revenue while our net loss from operations totaled $321,592 and $134,062, respectively. If we do not find sources of financing as and when we need them, we may be required to cease our operations.

Mineral exploration and development are very expensive.  During the fiscal year ended January 31, 2020, we had no revenue from our operations and our operating expenses totaled $260,891. These expenses were further increased by $60,890 in interest we accrued on our notes payable, and were in part offset by $189 gain from foreign exchange fluctuation. During the fiscal year ended January 31, 2019, our operating expenses totaled $221,249. These expenses were further increased by $79,598 in interest accrued on the notes payable, and were in part offset by forgiveness of debt, which resulted in a recovery of $162,723, and by $4,062 gain from foreign exchange fluctuation. Since inception, we accumulated a deficit of $9,584,892. As of January 31, 2020, we had cash of $9,865.  Since inception, we have supported our operations through equity and debt financing and, to a minor extent, through option payments received on our option or joint venture agreements, and royalty payments from third-party vendors, who we allowed to mine our claims. Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue, obtain additional financing, or enter into joint venture agreements. Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities. If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Since continuation of our operations depends on our ability to complete equity or debt financings, our management has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern. From our inception on January 10, 2005, we have accumulated losses of $9,584,892. As a result, our management has expressed substantial doubt about our ability to continue as a going concern. The continuation of our operations depends on our ability to complete equity or debt financings as we need capital or generate capital from profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

Global outbreak of COVID-19 may hinder our ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact our business and financial condition.

In March of 2020, the World Health Organization declared an outbreak of COVID-19 Global pandemic. The COVID-19 has impacted vast array of businesses through the restrictions put in place by most governments internationally, including the USA, Canadian and Chilean governments, as well as provincial and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place worlds-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company’s ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company’s business and financial condition.

Our business was formed in January 2005 and our operations, to date, have earned only minimal revenue.  Due to the high costs of acquiring and exploring claims, we may never be profitable. We expect to continue to incur operating losses during the next 12 months.

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

We owe a total of $723,124 to related parties. To pay out this debt or a portion thereof, we may issue shares of our common stock, which will result in substantial dilution to our existing shareholders.

As of January 31, 2020, we owed $7,282 to related parties that were due in the next 12-month period for the services and reimbursable expenses they have provided to us; in addition, we owe our related parties $715,842 on account of long-term notes payable, which are payable on or after July 31, 2021. We do not have the cash resources to pay the long-term debt; therefore we may decide to partially pay these individuals by issuing shares of our common stock to them. Because of the low market value of our common stock, the issuance of shares will result in substantial dilution to the percentage of our outstanding common stock owned by our current shareholders.

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

It is unknown whether our properties contain viable mineral reserves. If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we may have to cease operations and you may lose your investment.  Mineral exploration is a highly speculative endeavor.  It involves many risks and is often non-productive.  Even if mineral reserves are discovered on our properties, our production capabilities will be subject to further risks and uncertainties including:

•Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

•Availability and costs of financing;

•Ongoing costs of production; and

•Environmental compliance regulations and restraints.

In the future we may be required to comply with government regulations affecting mineral exploration and exploitation, which could adversely affect our business, the results of our operations and our financial condition.

The mining business is subject to various levels of government control and regulation, which are supplemented and revised from time to time. We cannot predict what legislation or revisions might be proposed that could affect our business or when any such proposals, if enacted, might become effective. Our exploration activities are subject to laws and regulations governing worker safety, and, if we explore within the national park that is part of our Farellón property, protection of endangered and other special status species as well as protection of significant archeological remains, if there are any, will likely require compliance with additional laws and regulations. The cost of complying with these regulations has not been burdensome to date, but if we mine our properties and process more than 5,000 tonnes of ore monthly, we will be required to submit an environmental impact study for review and approval by the federal environmental agency. We anticipate that the cost of such a study will be significant. If the study were to show too great an adverse impact on the environment, we might be unable to develop the property or we might have to engage in expensive remedial measures during or after developing the property, which could make production unprofitable.  This requirement could materially adversely affect our business, the results of our operations and our financial condition if we were to proceed to mine a property or process ore on the property. We have no immediate or intermediate plans to process ore on any of our properties.

If we do not comply with applicable environmental and health and safety laws and regulations, we could be fined, enjoined from continuing our operations, and suffer other penalties. Although we make every attempt to comply with these laws and regulations, we cannot assure you that we have fully complied or will always fully comply with them.

We might not be able to market any minerals that we find on our mineral concessions due to market factors that are beyond our control.

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

Our securities are not listed on a national securities exchange or quoted on an inter-dealer quotation system that requires that directors be independent. Using the definition of “independent” in Rule 5605 of Nasdaq Rules, we have determined that only two of our five directors are independent. Our directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

Because our securities are considered a penny stock, shareholders will be more limited in their ability to sell their shares. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common shares is less than $5.00 per share, the common shares will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

•Contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•Contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

•Contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•Contains a toll-free telephone number for inquiries on disciplinary actions;

•Defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•Contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

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

ITEM 2: PROPERTIES

Our executive offices are located at 278 Bay Street, Suite 102, Thunder Bay, ON P7B 1R8. Our president and CEO, Caitlin Jeffs, provides this space free of charge although she is under no obligation to do so. We also have a field and administrative office in Vallenar, Chile, which is provided to us free or charge by our major shareholder. We believe that these properties are suitable and adequate for our business operations.

We have assembled interests in three mineral projects in Chile - the Farellón, Perth, and Mateo - which we have described in Item 1 of this Annual Report on Form 10-K.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol RMES on the OTC Link alternative trading system on the OTC PINK marketplace. Table 7 presents the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the OTC Markets Group Inc. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Table 7: High and low bids

	High	Low
Fiscal year ended January 31, 2020
First quarter	$0.05	$0.0375
Second quarter	$0.0335	$0.019
Third quarter	$0.032	$0.022
Fourth quarter	$0.065	$0.02
Fiscal year ended January 31, 2019
First quarter	$0.07	$0.05
Second quarter	$0.05	$0.05
Third quarter	$0.05	$0.05
Fourth quarter	$0.05	$0.05

On February 27, 2020, we appointed Odyssey Trust Company located at Suite 323, 409 Granville Street, Vancouver, BC V6C 1T2, as our transfer agent and shareholder support provider. Effective February 27, 2020, all of our directly held shares of common stock were transferred from Empire Stock Transfer to Odyssey Trust Company’s platform.

As of April 30, 2020, we had 42 shareholders of record according to a shareholder’s list provided to us by Odyssey Trust Company. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have not declared any dividends on our common stock during the past two fiscal years or at any time in our history. The Nevada Revised Statutes (the “NRS”) provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

a)we would not be able to pay our debts as they become due in the usual course of business; or

b)except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

We do not expect to declare any dividends in the foreseeable future as we expect to spend any funds legally available for the payment of dividends on the development of our business and exploration of our properties.

Securities Authorized for Issuance under Equity Compensation Plans

Table 8 provides information as of January 31, 2020, regarding the Red Metal Resources Ltd. 2011 Equity Incentive Plan (the “2011 Plan”), as amended on May 18, 2012, under which equity securities of Red Metal are authorized for issuance.

Table 8. Equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	n/a	4,121,801

Recent Issuances of Unregistered Securities

On January 30, 2020, we issued 3,713,420 shares of our common stock under a debt settlement agreement with Ms. Caitlin Jeffs, our CEO, President, and director. The shares were issued on conversion of $167,104 we owed to Ms. Jeffs under convertible notes payable at a deemed price of $0.045 per share. The shares were issued pursuant to the provisions of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act.”)

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

Currently, we have two employees in Chile and engage part time assistants during our exploration programs and for administrative support. Most of our support - such as vehicles, office and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on four of our mineral concessions - Farellón, Quina, Exeter, and Che. These royalties are payable once exploitation begins.

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

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 9 summarizes and compares our financial condition at January 31, 2020, to the year ended January 31, 2019.

Table 9: Comparison of financial condition

	January 31, 2020	January 31, 2019
Working capital deficit	$(424,129)	$(368,653)
Current assets	15,629	10,524
Unproved mineral properties	653,117	730,549
Current liabilities	439,758	379,177
Long-term liabilities	715,842	613,540
Common stock and additional paid in capital	9,173,285	9,006,181
Accumulated other comprehensive income (loss)	(74,449)	6,780
Deficit	$(9,584,892)	$(9,263,300)

Selected Financial Results

YEARS ENDED JANUARY 31, 2020 AND 2019

Our results of operations for the years ended January 31, 2020 and 2019 and the changes between those periods are summarized in Table 10.

Table 10: Summary of operating results

	Year ended January 31,		Percentage increase/
	2020	2019	(decrease)
Operating expenses	$(260,891)	$(221,249)	17.9%
Other items:
Foreign exchange	189	4,062	(95.3)%
Forgiveness of debt	-	162,723	(100.0)%
Interest on current debt	(60,890)	(79,598)	(23.5)%
Net loss	(321,592)	(134,062)	139.9%
Unrealized foreign exchange gain (loss)	(81,229)	27,128	(399.4)%
Comprehensive loss	$(402,821)	$(106,934)	276.7%

Revenue. We did not generate any revenue during the years ended January 31, 2020 and 2019. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses increased by $39,642, or 17.9%, from $221,249 for the year ended January 31, 2019, to $260,891 for the year ended January 31, 2020, and consisted of the following:

Table 11: Details of changes in operating expenses

	Year ended January 31,		Percentage increase/
	2020	2019	(decrease)
Operating expenses
Amortization	$328	$492	(33.3)%
Consulting fees	-	30,000	(100.0)%
General and administrative	74,608	56,165	32.8%
Mineral exploration costs	41,775	15,432	170.7%
Professional fees	70,420	41,784	68.5%
Rent	-	5,099	(100.0)%
Regulatory	9,095	7,770	17.1%
Salaries, wages and benefits	64,665	64,507	0.2%
Total operating expenses	$260,891	$221,249	17.9%

The most significant year-to-date changes included the following:

•Our mineral and exploration expenses increased by $26,343, or 170.7%; from $15,432 we incurred during the year ended January 31, 2019, to $41,775 we incurred during the year ended January 31, 2020. The higher mineral exploration expenses during the year ended January 31, 2020, were associated with the payment of mineral property taxes, which during the year ended January 31, 2020, we started expensing as part of period costs. During the year ended January 31, 2019, mineral property taxes were mostly capitalized, and only property taxes associated with impaired mineral concessions, which we retain ownership and interest in, were expensed as part of period costs. In addition, the mineral exploration expenses during our Fiscal 2020 increased due to mensura work that was carried out on concessions that are included in our Perth Project.

•Our professional fees increased by $28,636, or 68.5%, from $41,784 we incurred during the year ended January 31, 2019, to $70,420 we incurred during the year ended January 31, 2020. This increase was associated with (1) our decision to apply for listing of our shares on the Canadian Securities Exchange, which resulted in higher legal fees, (2) extra legal work required to maintain our mineral concessions in good standing, and (3) preparation of Canadian tax returns for our parent Company, resulting in higher tax preparation fees.

•Our general and administrative expenses (“G&A”) increased by 32.8%, or $18,443 to $74,608 during the year ended January 31, 2020, as compared to $56,165 we incurred in general and administrative expenses during the comparative period ended January 31, 2019. The G&A increased mainly due to the penalties recorded on late filings of certain tax forms with the IRS and the CRA. The increase due to the penalties was in part offset by reduced G&A fees incurred by Polymet as a result of restructuring certain operations and changing several service providers. In addition, weakening Chilean currency resulted in lower G&A expenses when translated to US$.

•During the year ended January 31, 2020, we did not incur any consulting fees, as compared to $30,000 we incurred during the year ended January 31, 2019. Majority of consulting fees we’ve incurred in the past were associated with the services provided by Da Costa Management Corp. (“DCM”), an entity controlled by our CFO and director. DCM agreed to forgive all amounts the Company owed to DCM as at July 31, 2018, and agreed to provide its services at no extra charge until such time that we are in position to pay DCM for their services.

•Our salaries, wages and benefits were $64,665 for the year ended January 31, 2020, as compared to $64,507 for the year ended January 31, 2019. We incur salaries and benefits to our employees who are employed through our Chilean Subsidiary, and therefore these costs are initially recorded in Chilean pesos. During the year, we saw an increase in our salaries of $6,450 due to rehiring of an administrative assistant who we had furloughed in the fall of 2018; this increase was offset by weakening of the Chilean peso in relation to the US Dollar.

Other items. During the second quarter of our Fiscal 2019, we finalized negotiations with certain related-party and arms-length debt holders, who agreed to forgive, partially or in full, the debt we owed to them. As a result of these negotiations, we recorded $124,512 in extinguishment of debt by arms-length debt holders. In addition, the extinguishment of debt included $38,211 associated with reversal of old debt which exceeded the statute of limitation. The forgiveness of debt by related parties was recorded through additional paid-in capital and therefore did not affect our operating results; however, it resulted in $18,708 decrease in interest expense associated with outstanding notes payable, which accumulate interest at a rate of 8% per annum compounded monthly. During the year ended January 31, 2020, we accrued $60,890 in interest as compared to $79,598 in interest we accrued during the year ended January 31, 2019.

Comprehensive loss. Our comprehensive loss for the year ended January 31, 2020, was $402,821 as compared to the comprehensive loss of $106,934 we recorded for the year ended January 31, 2019. During the year ended January 31, 2020, the comprehensive loss included $81,229 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative year ended January 31, 2019, the comprehensive loss included $27,128 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity

Table 12: Working capital

	Year ended January 31,		Percentage increase/ (decrease)
	2020	2019
Current assets	$15,269	$10,524	48.5%
Current liabilities	439,758	379,177	16.0%
Working capital deficit	$(424,129)	$(368,653)	15.0%

As of January 31, 2020, we had a cash balance of $9,865, our working capital was represented by a deficit of $424,129 and cash used in operations totaled $158, 974 for the year then ended. We did not generate any revenue from our operating activities to satisfy our cash requirements for the year ended January 31, 2020. The amount of cash that we have generated from our operations to date is significantly less than our current and long-term debt obligations, including our debt under notes and advances payable. To service our debt, we rely mainly on attracting cash through debt or equity financing.

GOING CONCERN

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements, if possible.  At January 31, 2020, we had a working capital deficit of $424,129 and accumulated losses of $9,584,892 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties and geological services.

Sources and uses of cash

YEARS ENDED JANUARY 31, 2020 AND 2019

Table 13 summarizes our sources and uses of cash for the years ended January 31, 2020 and 2019.

Table 13: Summary of sources and uses of cash

	January 31, 2020	January 31, 2019
Net cash used in operating activities	$(158,974)	$(213,581)
Net cash used in investing activities	(50,000)	(103,530)
Net cash provided by financing activities	213,750	327,512
Effect of foreign currency exchange	(3,597)	(4,107)
Net increase in cash	$1,179	$6,294

Net cash used in operating activities

During the year ended January 31, 2020, we used net cash of $158, 974 in operating activities. We used $260,374 to cover our cash operating costs, and $307 to increase our prepaid expenses. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $41,950 and $54,271, respectively, and by $5,486 increase in the amounts we owed to our related parties.

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

Certain non-cash changes included in the net loss for the period

During the year ended January 31, 2020, our outstanding notes payable to related parties resulted in accrual of $58,787 in interest. Our notes payable to non-related party accumulated $2,103 in interest. In addition, we recorded $328 in amortization of equipment we use for mineral exploration.

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

Net cash used in investing activities

During the year ended January 31, 2020, we made our final $50,000 option payment to acquire the Exeter concession.

During the year ended January 31, 2019, we made the fourth $25,000 option payment to acquire the Exeter concession, and the final $50,000 option payment to acquire 100% interest in the Quina concession. In addition, we spent $22,977 paying 2017/18 mineral property taxes which remained unpaid during our Fiscal 2018, and 2018/19 mineral property taxes on exploration concessions included in our Perth and Farellón Projects, and $5,553 for mensura work on our Perth Project.

Net cash provided by financing activities

During the year ended January 31, 2020, we borrowed $90,000 from our significant shareholder, and $56,488 and $67,262 (CAD$89,266) from our CEO. The loans are unsecured, bear interest at 8% per annum, compounded monthly, and are payable on or after July 31, 2021.

During the year ended January 31, 2019, we received $187,500 on subscription to 2,500,000 units of our common stock at $0.075 per unit, in addition we borrowed $52,045 and $90,097 (CAD$117,036) from our CEO. The loans are unsecured, bear interest at 8% per annum, compounded monthly, and are payable on or after July 31, 2021. During the same period we repaid $2,130 in notes payable to an arms-length party.

During the year ended January 31, 2019, we finalized negotiations with our related parties who agreed to restructure debt we owed to them as at July 31, 2018. As a result of these negotiations, our related parties agreed to forgive us the debt totaling $1,979,844, which was comprised of $456,369 in principal under the notes payable we issued to Mr. Jeffs, our major shareholder and $317,420 in interest accrued on the notes payable with our related parties. In addition, our related parties also agreed to forgive a total of $1,206,055 we owed them on account of services they have provided to the Company.

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

Contingencies and commitments

We had no contingencies at January 31, 2020.

As of the date of the filing of this Annual Report on Form 10-K we have the following long-term contractual obligations and commitments:

Farellón royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellón Alto 1 - 8 claim up to a total of $600,000. The royalty payments are due monthly once exploitation begins and are subject to minimum payments of $1,000 per month.

Quina royalty. We are committed to paying a royalty equal to 1.5% on the net sales of minerals extracted from the Quina concession. The royalty payments are due semi-annually once commercial production begins and are not subject to minimum payments.

Exeter royalty. We are committed to paying a royalty equal to 1.5% on the net sales of minerals extracted from the Exeter concession. The royalty payments are due semi-annually once commercial production begins and are not subject to minimum payments.

Che royalty. We are committed to paying a royalty equal to 1% of the net sales of minerals extracted from the concessions to a maximum of $100,000 to the former owner. The royalty payments are due monthly once exploitation begins, and are not subject to minimum payments

Mineral property taxes. To keep our mineral concessions in good standing we are required to pay mineral property taxes of approximately $35,000 per annum.

Debt financing

Between February 1, 2018 and January 31, 2020, we borrowed a total of $355,892 from related parties. Information about these transactions is included in the section of this report titled “Certain Relationships and Related Transactions, and Director Independence”.

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

As at January 31, 2020, we owed $723,124 to related parties, of which $715,842 was associated with loans and notes payable due on or after July 31, 2021, and remaining $7,282 was due for services that have been provided to us by our related parties and that are due within the next 12-month period. We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock.  Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

Investments in and expenditures on mineral interests

Realization of our investments in mineral properties depends upon our maintaining legal ownership, producing from the properties or gainfully disposing of them.

Title to mineral concessions involves risks inherent in the difficulties of determining the validity of claims as well as the potential for problems arising from the ambiguous conveyancing history characteristic of many mineral claims. Our contracts and deeds have been notarized, recorded in the registry of mines and published in the mining bulletin. We review the mining bulletin regularly to discover whether other parties have staked claims over our ground. We have discovered no such claims. To the best of our knowledge, we have taken the steps necessary to ensure that we have good title to our mineral claims.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Red Metal Resources Ltd. (the "Company") as of January 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has only generated minimal income to date. The Company requires additional funds to meet its obligations and the cost of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2010

Vancouver, Canada

April 30, 2020

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	January 31, 2020	January 31, 2019

ASSETS
Current assets

Cash	$9,865	$8,686
Prepaids and other receivables	5,764	1,838
Total current assets	15,629	10,524

Equipment	798	1,305
Unproved mineral properties	653,117	730,549
Total assets	$669,544	$742,378

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$239,098	$216,926
Accrued liabilities	168,927	133,383
Due to related parties	7,282	1,849
Notes payable	24,451	27,019
Total current liabilities	439,758	379,177

Long-term notes payable to related parties	715,842	613,540
Total liabilities	1,155,600	992,717

Stockholders' deficit

Common stock, $0.001 par value, authorized 500,000,000, 41,218,008 and 37,504,588 issued and outstanding at January 31, 2020 and 2019, respectively	41,217	37,504
Additional paid-in capital	9,132,068	8,968,677
Deficit	(9,584,892)	(9,263,300)
Accumulated other comprehensive income (loss)	(74,449)	6,780
Total stockholders' deficit	(486,056)	(250,339)
Total liabilities and stockholders' deficit	$669,544	$742,378

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	For the Year Ended January 31,
	2020	2019

Operating expenses:
Amortization	$328	$492
Consulting fees	-	30,000
General and administrative	74,608	56,165
Mineral exploration costs	41,775	15,432
Professional fees	70,420	41,784
Rent	-	5,099
Regulatory	9,095	7,770
Salaries, wages and benefits	64,665	64,507
	(260,891)	(221,249)

Other items
Foreign exchange gain	189	4,062
Forgiveness of debt	-	162,723
Interest on notes payable	(60,890)	(79,598)
Net loss	(321,592)	(134,062)

Unrealized foreign exchange gain (loss)	(81,229)	27,128
Comprehensive loss	$(402,821)	$(106,934)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	37,514,762	37,504,588

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total

Balance at January 31, 2018	35,004,588	$35,004	$6,803,833	$(9,129,238)	$(20,348)	$(2,310,749)

Stock issued for cash	2,500,000	2,500	185,000	-	-	187,500
Extinguishment of related party debt	-	-	1,979,844	-	-	1,979,844
Net loss for the year ended January 31, 2019	-	-	-	(134,062)	-	(134,062)
Foreign exchange translation	-	-	-	-	27,128	27,128

Balance at January 31, 2019	37,504,588	37,504	8,968,677	(9,263,300)	6,780	(250,339)

Stock issued for debt	3,713,420	3,713	163,391	-	-	167,104
Net loss for the year ended January 31, 2020	-	-	-	(321,592)	-	(321,592)
Foreign exchange translation	-	-	-	-	(81,229)	(81,229)

Balance at January 31, 2020	41,218,008	$41,217	$9,132,068	$(9,584,892)	$(74,449)	$(486,056)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	For the Year Ended January 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(321,592)	$(134,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party notes payable	58,787	70,138
Accrued interest on related party payables	-	7,061
Accrued interest on notes payable	2,103	2,399
Amortization	328	492
Forgiveness of debt	-	(162,723)

Changes in operating assets and liabilities:
Prepaids and other receivables	(307)	4,751
Accounts payable	41,950	1,793
Accrued liabilities	54,271	(35,746)
Due to related parties	5,486	36,962
Cash paid for interest on notes payable	-	(4,646)
Net cash used in operating activities	(158,974)	(213,581)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	(50,000)	(103,530)
Net cash used in investing activities	(50,000)	(103,530)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	213,750	142,142
Issuance of common stock for private placements	-	187,500
Cash paid for notes payable	-	(2,130)
Net cash provided by financing activities	213,750	327,512

Effects of foreign currency exchange	(3,597)	(4,107)

Increase in cash	1,179	6,294
Cash, beginning	8,686	2,392
Cash, ending	$9,865	$8,686

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$4,646

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Red Metal Resources Ltd. (the “Company”) holds a 99% interest in Minera Polymet SpA (“Polymet”) organized under the laws of the Republic of Chile. The Company is involved in acquiring and exploring mineral properties in Chile. The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has generated only minimal income to date and has accumulated losses of $9,584,892 since inception. The Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through equity and/or debt financings, and by entering into joint venture agreements. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, the continued financial support from related party creditors, and ultimately on generating profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP and are expressed in United States dollars. The Company has not produced revenues from its principal business. These financial statements include the accounts of the Company and its subsidiary, Polymet. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain comparative amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any year presented.

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproved mineral properties, asset retirement obligations, fair value of stock-based transactions, and recognition of deferred tax assets or liabilities.

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

The fair value hierarchy under US GAAP is based on the following three levels of inputs, of which the first two are considered observable and the last unobservable:

Level 1:Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2:Observable inputs other than Level I, quoted prices for similar assets or liabilities in active prices whose inputs are observable or whose significant value drivers are observable; and

Level 3:Assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s notes payable to related and arms-length parties are based on Level 2 inputs in the ASC 820 fair value hierarchy. The notes payable and notes payable to related parties accumulate interest at a rate of 8% per annum

Asset Retirement Obligations

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

Mineral Properties

The Company capitalizes all property acquisition costs (including option payments). Mineral exploration costs and costs associated with maintenance of the claims are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.

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

Mineral properties are tested for impairment if facts or circumstances indicate that impairment exists.  Examples of such facts and circumstances are as follows:

•the period for which the Company has the right to explore in the specific area has expired during the period or will expire in the near future, and is not expected to be renewed;

•substantive expenditure on further exploration for and evaluation of mineral resources in the specific area is neither budgeted nor planned;

•exploration for and evaluation of mineral resources in the specific area have not led to the discovery of commercially viable quantities of mineral resources and the entity has decided to discontinue such activities in the specific area; and

•sufficient data exist to indicate that, although a development in the specific area is likely to proceed, the carrying amount of the exploration and evaluation asset, as a result of successful development or by sale, is unlikely to be recovered in full. The property should be valued at the lower of cost and net realizable value, where net realizable value is the estimated selling price less any cost to complete or sell the property.

After technical feasibility and commercial viability of extracting a mineral resource are demonstrable the capitalized balance, net of any impairment recognized, is then reclassified to either tangible or intangible mine development assets according to the nature of the asset.

Although the Company has taken steps that it considers adequate to verify title to mineral properties which it has an interest in, these procedures do not guarantee the Company’s title.  Title to mineral properties in foreign jurisdictions is subject to uncertainty and consequently, such properties may be subject to prior undetected agreements or transfers and title may be affected by such instances.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2020	January 31, 2019
Due to a company owned by an officer (a)	$110	$25
Due to a company controlled by directors (b)	7,172	1,824
Total due to related parties	$7,282	$1,849

(a)Amounts are unsecured, due on demand and bear no interest.

(b)Amounts are unsecured, due on demand, and prior to forgiveness of debt on July 31, 2018, bore interest at 10%; subsequent to forgiveness of debt no interest is being accrued on the amounts owed to the company controlled by directors.

During the year ended January 31, 2020, the Company did not incur any interest on outstanding amounts payable to related parties. During the year ended January 31, 2019, the Company accrued $7,061 in interest expense on outstanding amounts payable to related parties.

During the year ended January 31, 2019, the Company’s related parties agreed to forgive a total of $1,206,055 the Company owed for services provided by related parties. The $1,206,055 gain resulting from the extinguishment of debt was recorded in additional paid-in capital. The details of debt forgiveness are as follows:

Amounts due for services:
Debt forgiven by the company owned by an officer	$721,947
Debt forgiven by the company controlled by directors	361,163
Debt forgiven by the company controlled by a major shareholder	85,374
Debt forgiven by the major shareholder	37,571
Total debt forgiven by related parties	$1,206,055

Transactions with Related Parties

During the years ended January 31, 2020 and 2019, the Company incurred the following expenses with related parties:

	January 31, 2020	January 31, 2019
Consulting fees paid or accrued to a company owned by the CFO	$-	$30,000
Rent fees accrued to a company controlled by a major shareholder	$-	$5,184

Notes Payable Issued to Related Parties

The following amounts were due under the notes payable the Company issued to related parties:

	January 31, 2020	January 31, 2019
Notes payable to the Chief Executive Officer (“CEO”) (c)	$502,575	$502,448
Note payable to the Chief Financial Officer (“CFO”) (c)	9,583	8,849
Note payable to a major shareholder (c)	93,701	-
Note payable to a company controlled by directors (c)	109,984	102,243
Total notes payable to related parties (d)	$715,842	$613,540

(c)Amounts are unsecured and bear interest at 8%.

(d)At July 31, 2018, as part of debt forgiveness the debt holders agreed to extend the repayment period on outstanding notes payable until July 31, 2021; as such, the full amount due under the notes payable was reclassified to long-term notes payable.

During the year ended January 31, 2020, the Company accrued $58,787 (January 31, 2019 - $70,138) in interest expense on the notes payable to related parties.

On January 30, 2020, the Company’s CEO and President agreed to convert a total of $167,104, representing $154,845 in principal the Company owed to her under the demand notes payable and $12,259 in interest accrued thereon, into 3,713,420 shares of the Company’s common stock at a deemed price of $0.045 per share. At the time of conversion, the fair market value of the common shares of the Company was $0.05, which resulted in a loss on conversion of $18,567, which was recorded as part of additional paid-in capital (Note 6).

During the year ended January 31, 2019, related parties agreed to forgive a total of $773,789 the Company owed to them under the demand notes payable. The $773,789 gain resulting from the extinguishment of debt was recorded in additional paid-in capital. The details of forgiveness of the notes payable are as follows:

Amounts due for	Principal	Accrued Interest
Accrued interest on note payable to the CEO	$-	$127,674
Accrued interest on note payable to the CFO	-	5,777
Note payable including accrued interest to a major shareholder	456,369	128,666
Accrued interest on note payable to the company controlled by directors	-	55,303
Total notes payable and accrued interest forgiven by related parties	$456,369	$317,420

NOTE 4 -FORGIVENESS OF DEBT

During the year ended January 31, 2019, the Company reached an agreement with certain service providers to forgive portion of debt the Company owed to them as at July 31, 2018. As a result of these agreements, the Company recognized $124,512 as forgiveness of debt. In addition, at July 31, 2018, the Company recorded an additional $38,211 as forgiveness of debt associated with reversal of old debt which exceeded the statute of limitations.

NOTE 5 - UNPROVED MINERAL PROPERTIES

The following are the schedules of the Company’s unproved mineral properties as at January 31, 2020 and 2019:

Mineral Claims at January 31, 2020

	January 31, 2019	Additions/ Payments	Effect of foreign currency translation	January 31, 2020
Farellón Project
Farellón Alto 1-8	$411,268	$-	$(67,620)	$343,648
Quina	158,519	-	(26,064)	132,455
Exeter	109,584	50,000	(25,054)	134,530
	679,371	50,000	(118,738)	610,633

Perth Project	51,178	-	(8,694)	42,484

Total Costs	$730,549	$50,000	$(127,432)	$653,117

Mineral Claims at January 31, 2019

	January 31, 2018	Additions/ Payments	Effect of foreign currency translation	January 31, 2019
Farellón Project
Farellón Alto 1-8	$443,027	$10,635	$(42,394)	$411,268
Quina	117,145	51,962	(10,588)	158,519
Exeter	92,741	26,837	(9,994)	109,584
	652,913	89,434	(62,976)	679,371

Perth Project	41,703	14,096	(4,621)	51,178

Total Costs	$694,616	$103,530	$(67,597)	$730,549

Farellón Project, Quina Claim

On December 15, 2014, the Company entered into an option agreement to earn a 100% interest in the Quina 1-56 Claim (the “Quina Option”). In order to exercise the Quina Option, the Company was required to pay $150,000 over a four-year-period (the “Quina Option Payment”), of which $100,000 could have been paid in combination of shares and cash, as detailed in the following schedule:

Date	Option Payment	Shares Issued
Upon execution of the option agreement (“Execution date”)	$25,000	500,000
12 months subsequent to the Execution date	25,000	833,333
24 months subsequent to the Execution date	25,000	357,143
36 months subsequent to the Execution date	25,000	357,143
48 months subsequent to the Execution date (paid in cash)	50,000	n/a
Total	$150,000	2,047,619

The number of shares issued for each option payment was determined based on the average trading price of the Company’s shares during a 30-day period prior to the payment. As of January 31, 2020, the Company had exercised its Quina Option and holds 100% interest in Quina Claim. In addition to the Quina Option Payment, the Company agreed to pay a 1.5% royalty from net smelter returns (“NSR”) on the Quina Claim, which can be bought out for a one-time payment of $1,500,000.

Farellón Project, Exeter Claim

On June 3, 2015, Polymet entered into an option agreement, made effective on June 15, 2015, to earn 100% interest in a mining exploration claim Exeter 1-54 (the “Exeter Claim”).

In order to acquire 100% interest in the Exeter Claim, the Company is required to pay a total of $150,000 as outlined in the following schedule:

Option Payment
Upon execution of the option agreement	$25,000
On or before May 12, 2016	25,000
On or before May 12, 2017	25,000
On or before May 12, 2018	25,000
On or before May 12, 2019	50,000
Total	$150,000

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

NOTE 6 - COMMON STOCK

Shares issued during the year ended January 31, 2020

On January 30, 2020, the Company issued 3,713,420 shares of the Company’s common stock under a debt settlement agreement with Ms. Caitlin Jeffs, the CEO, President, and director of the Company. The shares were issued on conversion of $167,104 the Company owed to Ms. Jeffs under convertible notes payable at a deemed price of $0.045 per share. The Company recognized $18,567 loss on conversion, which was recorded through additional paid-in capital (Note 3).

Shares issued during the year ended January 31, 2019

On April 20, 2018, the Company issued 2,500,000 units of the Company’s common stock at a price of $0.075 per unit for total proceeds of $187,500. Each unit consisted of one common share of the Company and one share purchase warrant (the “Warrant”) entitling a holder to purchase one additional common share for a period of two years after closing at an exercise price of $0.1875 per share. The Company may accelerate the expiration date of the Warrants if the daily volume weighted average share price of the Company’s common shares equals to or is greater than CAD$0.30 as posted on the Canadian Securities Exchange, or USD$0.225 as posted on OTC Link alternative trading system (or such other stock exchange as the Company’s common shares are then trading on) for ten consecutive trading days.

Warrants

At January 31, 2020 and 2019, the Company had 2,500,000 warrants issued and exercisable. Each warrant entitles its holder to purchase one common share for a period of two years expiring on April 20, 2020, at an exercise price of $0.1875 per share, subject to acceleration clause as described above. Subsequent to January 31, 2020, the warrants expired unexercised.

NOTE 7 - INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	January 31, 2020	January 31, 2019
Net loss	$(321,592)	$(134,062)
Statutory income tax rate	21%	21%
Expected income tax recovery at statutory income tax rates	(67,000)	(28,100)
Difference in foreign tax rates, foreign exchange, other	(12,000)	(12,000)
Other	(9,000)	(18,900)
Adjustment to prior year provisions versus statutory tax returns	4,000	18,000
Change in valuation allowance	84,000	41,000
Income tax recovery	$--	$--

Temporary differences that give rise to the following deferred tax assets and liabilities at are:

	January 31, 2020	January 31, 2019
Deferred tax assets (liabilities)
Federal loss carryforwards	$741,000	$715,000
Foreign loss carryforwards	967,000	925,000
Mineral properties	40,000	24,000
	1,748,000	1,664,000
Valuation allowance	(1,748,000)	(1,664,000)
	$--	$--

The Company has approximately $3,526,481 of United States federal net operating loss carry forwards that may be offset against future taxable income. These losses may be carried forward indefinitely.

The Company also has approximately $3,580,870 of Chilean tax losses. The Chilean tax losses can be carried forward indefinitely.

NOTE 8 - SUBSEQUENT EVENT

Subsequent to January 31, 2020, the Company entered into a loan agreement with Mr. Jeffs, the Company’s major shareholder, for $188,922 (CAD$250,000). The loan is unsecured, due on or after August 31, 2021, with interest payable at a rate of 8% per annum.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Controls over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer determined that, as of January 31, 2020, our internal control over financial reporting was not effective due to limited segregation of duties.

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

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 14 contains certain information regarding our directors and executive officers. There is a family relationship between Caitlin Jeffs and Michael Thompson.  Directors serve until their successors are duly elected and qualified.

Table 14: Directors and officers

Name	Age	Position
Caitlin Jeffs	44	Director, Chief Executive Officer, President and Secretary
Michael Thompson	50	Director and Vice President of Exploration
Joao (John) da Costa	55	Director, Chief Financial Officer and Treasurer
Jeffrey Cocks	57	Director
Cody McFarlane	33	Director

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

Joao (John) da Costa. Mr. da Costa has been our director since May 2012 and our Chief Financial Officer and Treasurer since May 13, 2008.  Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services for both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003. Red Metal is a client of Da Costa Management Corp. Currently, Mr. da Costa is a director, Chief Financial Officer, Secretary and Treasurer of Triton Emission Solutions Inc., a publicly traded U.S. company, engaged in marketing of emission abatement technologies to marine industry, and a director of Live Current Media, Inc., a company reporting under the Exchange Act, engaged in eSports and Gaming industry. Mr. da Costa is also a director, and Chief Financial Officer of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange, engaged in the acquisition, exploration, and development of mineral properties in Ontario, Canada.

Jeffrey Cocks. Mr. Cocks has over 25 years of experience in consulting, sales, marketing, product development and branding, as well as corporate compliance including overseeing his company’s accounting, compliance and finance departments and as a director of several public companies in both the United States and Canada. From August 1996 to the present, Mr. Cocks has served as the Chairman and Chief Executive Officer of West Isle Ventures, Ltd., a Canadian company that provides consulting services to start-ups and other companies. Mr. Cocks also serves on the board of directors and audit committees of Lithium Energi Exploration Inc., and Edison Cobalt Corp. which are traded on the Toronto Stock Exchange. Since February 28, 2014, Mr. Cocks is the Chairman, CEO, and CFO of Nevada Canyon Gold Corp., an SEC reporting issuer. Mr. Cocks holds a certificate from Simon Frasier University in its securities program.

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

Involvement in Certain Legal Proceedings

During the past ten years, none of Red Metal’s directors or officers has been:

•a person against whom a bankruptcy petition was filed;

•a general partner or executive officer of any partnership, corporation or business association against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or commodities trading or banking activities;

•subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of (1) any court of competent jurisdiction, permanently or temporarily enjoining him or otherwise limiting him from acting, or (2) any Federal or State authority barring, suspending or otherwise limiting for more than 60 days his right to act, as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

•found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•any Federal or State securities or commodities law or regulation, or

•any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

•any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Directors’ Compensation

Director’s compensation is described in the Executive Compensation section.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended January 31, 2020, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Table 15: Beneficial Ownership Reporting Compliance

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Richard Jeffs, major shareholder	9(1),(2)	9	nil
Caitlin Jeffs, CEO, President and Director	4(3)	5	nil
Michael Thompson, Vice President of Exploration and Director (3)	1(4)	1	nil
Cody McFarlane, Director	1(5)	nil	nil

(1)On July 18, 2019, Mr. Jeffs filed seven reports on Form 4 which reflected private equity transactions that took place between August 19, 2011 and August 28, 2018.

(2)Mr. Jeffs was late filing two reports on Form 4 reflecting open market transactions that took place on November 26, 2019 and on December 10, 2019.

(3)Ms. Jeffs was late filing four reports on Form 4 reflecting open market transactions that took place on September 16, 2019, September 20, 2019, November 25, 2019, November 26, 2019, and on January 30, 2020.

(4)Mr. Thompson was late filing a report on Form 4 reflecting open market transaction that took place on November 26, 2019.

(5)Mr. McFarlane, a member of our Board of Directors, was appointed as our director on February 28, 2019.  Mr. McFarlane filed his Form 3 reflecting his status as a director of Red Metal Resources Ltd on March 13, 2019.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

Table 16: Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Caitlin Jeffs Chief Executive Officer, President and Secretary	2020 2019	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	8,419(1) 7,061(1)	8,419 7,061
Michael Thompson Vice President of Exploration	2020 2019	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	8,419(1) 7,061(1)	8,419 7,061
Joao (John) da Costa Chief Financial Officer and Treasurer	2020 2019	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil(2) 30,000(2)	nil 30,000

(1)Represents interest we accrued on amounts due to Fladgate Exploration Consulting Corporation, of which Caitlin Jeffs and Michael Thompson are directors.

(2)Represents amounts we accrued to Da Costa Management Corp., of which John da Costa is the principal, for accounting, administrative, and management services.

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

In the past we have not paid compensation to our Named Executive Officers, although we have paid and continue to pay or accrue fees to entities controlled by our Named Executive Officers for services rendered to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”. In the past we have granted options to purchase our common stock to our Named Executive Officers as compensation for the services they render to us in our day-to-day operations. Grants of options allow us to conserve cash at the same time as they increase the proprietary interest of our Named Executive Officers in the Company, thereby aligning their interests with those of our shareholders.  In the future, we may pay cash compensation to our Named Executive Officers and we may pay bonuses of cash or securities as a way of rewarding exceptional performance. We did not pay bonuses during the fiscal year ended January 31, 2020.

We do not have a compensation committee; instead the entire board of directors participates in deliberations concerning executive officer compensation.

Director Compensation

The following table sets forth the compensation paid to our directors during the year ended January 31, 2020, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our January 31, 2020, fiscal year is set out in the Table 16.

Table 17: Summary Director Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa tion ($)	Non- qualified Deferred Compen sation Earnings ($)	All other Compensation ($)	Total ($)

Jeffrey Cocks	2020	nil	nil	nil	nil	nil	nil	nil	nil
Cody McFarlane	2020	nil	nil	nil	nil	nil	nil	nil	nil

As of the date of this Annual Report on Form 10-K we do not have any compensation arrangements with Mr. Cocks and Mr. McFarlane for acting as members of our Board of Directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 18 presents, as of April 30, 2020, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. As of April 30, 2020, there were 41,218,008 shares of our common stock issued and outstanding.

Table 18: Security ownership

Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Security Ownership of Management
Common stock	Caitlin Jeffs 278 Bay Street, Suite 102 Thunder Bay, ON P7B 1R8	5,418,329	13.15%
Common stock	Michael Thompson 278 Bay Street, Suite 102 Thunder Bay, ON P7B 1R8	108,191	0.26%
Common stock	Fladgate Exploration Consulting Corp.(a) 278 Bay Street, Suite 102 Thunder Bay, ON P7B 1R8	330,087	0.80%
Common stock	Joao (John) da Costa 1130 West Pender Street, Unit 820 Vancouver, BC V6E 4A4	743,691	1.80%
Common stock	Jeffrey Cocks 2543 Nuttal Drive Nanoose Bay, BC V9P 9B4	10,000	0.02%
Common stock	Cody McFarlane Punta Nogales 1324 House 19 Santiago, Chile	Nil	Nil
	All officers and directors as a group	6,610,298	16.76%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common stock	Richard N. Jeffs 11750 Fairtide Road Ladysmith, BC V9G 1K5	7,197,657	17.46%
Common stock	Diane Bjola 85 Norquay Rd. Victoria, BC V9B 1V1	2,500,000	6.07%
Common stock	Robert Andjelic PO Box 69 Millarville, AB T0L 1K0	2,500,000	6.07%

(a)Fladgate Exploration Consulting Corporation is controlled by Caitlin Jeffs and Michael Thompson, each owning 33% of the interest in the entity.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our common stock is quoted on the OTC Link alternative trading system on the OTC Pink marketplace, which does not have director independence requirements.  In determining whether any of our directors are independent, we have applied the definition of “independent director” in Section 803 of the NYSE MKT Company Guide. We have determined that, under that definition, as of the date of this Annual Report on Form 10-K, Mr. Cocks and Mr. McFarlane are independent directors.

Transactions with Related Persons

Since February 1, 2018, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Loans from Richard N. Jeffs

During the year ended January 31, 2020, we borrowed from Richard N. Jeffs, our major shareholder, $90,000. We did not borrow any funds from Mr. Jeffs during the year ended January 31, 2019. On July 31, 2018, Mr. Jeffs agreed to forgive a total of $622,606 we owed to him as at July 31, 2018. The debt comprised of $456,369 in principal and $128,666 in interest accrued on the notes payable we issued to Mr. Jeffs and $37,571 for services Mr. Jeffs provided to our Subsidiary, Minera Polymet.  As of January 31, 2020, we were indebted to Mr. Jeffs in the amount of $93,700 (2019 - $Nil), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $3,700 (2019 - $Nil). Subsequent to January 31, 2020, we borrowed further $188,324 (CAD$250,000) from Mr. Jeffs. The loan is subject to 8% interest compounded monthly, is unsecured and due on August 31, 2021.

Loans from Caitlin L. Jeffs

During the year ended January 31, 2020, we borrowed from Ms. Jeffs, our Chief Executive Officer, President and a member of our Board of Directors, $56,488 and $67,262 (CAD$89,266). During the year ended January 31, 2019, we borrowed from Ms. Jeffs $52,045 and $90,097 (CAD$117,036). The loans are subject to 8% interest compounded monthly, are unsecured and due on July 31, 2021. On July 31, 2018, Ms. Jeffs agreed to forgive a total of $127,675 in interest accrued on the notes payable we issued to Ms. Jeffs. In addition, Ms. Jeffs agreed to extend the repayment period of the principal outstanding under the notes payable we issued to her to July 31, 2021;   all other terms of the note payable remained substantially unchanged. On January 30, 2020, Ms. Jeffs agreed to convert a total of $167,104, representing $154,845 in principal we owed to Ms. Jeffs under the demand notes payable and $12,259 in interest accrued thereon, into 3,713,420 shares of our common stock at a deemed price of $0.045 per share. At the time of conversion, the fair market value of our common shares was $0.05, which resulted in a loss on conversion of $18,567, which was recorded as part of additional paid-in capital. As of January 31, 2020, we were indebted to Ms. Jeffs in the amount of $502,575 (2019 - $502,448), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $51,036 (2019 - $17,425).

Loan from John da Costa

At January 31, 2020, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $9,583 (2019 - $8,849), consisting of the full principal of the loan we received from Mr. da Costa plus accrued interest of $1,083 (2019 - $349). We did not borrow any additional funds from Mr. da Costa during the year ended January 31, 2020. On July 31, 2018, Mr. da Costa agreed to forgive $5,777 in interest accrued on the note payable we issued to Mr. da Costa. In addition, Mr. da Costa agreed to extend the repayment period of the principal outstanding under the note payable we issued to him to July 31, 2021; all other terms of the note payable remained substantially unchanged.

Transactions with Da Costa Management Corp.

Da Costa Management Corp. provides us administrative, consulting, and accounting services.  Mr. da Costa is the principal of Da Costa Management Corp.  During the year ended January 31, 2019, we accrued $30,000 to Da Costa Management Corp. for services provided by them. During the year ended January 31, 2020, Da Costa Management Corp. agreed to provide their services free of charge. On July 31, 2018, Da Costa Management Corp. agreed to forgive a total of $721,947 we owed to them for services provided up to and including July 31, 2018. As of January 31, 2020, we were indebted to Da Costa Management Corp. in the amount of $110 for reimbursable expenses (2019 - $25).

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for mineral exploration and corporate communication services. Caitlin Jeffs and Michael Thompson are the principals of Fladgate, each owning 33% of the interest in the entity. During the years ended January 31, 2020 and 2019, we did not have any transaction with Fladgate, except for $8,419 (2019 - $9,937) in interest we accrued on the notes payable we issued to Fladgate, which have been included in the Summary Compensation Table under Item 11 of this Annual Report on Form 10-K, and $4,787 (2019 - $1,618) in reimbursable expenses for travel. On July 31, 2018, Fladgate agreed to forgive a total of $416,466 we owed to them as at that date. The debt comprised of $55,303 in interest accrued on the notes payable we issued to Fladgate and $361,163 in amounts payable for services Fladgate provided to us. In addition, Fladgate agreed to extend the repayment period of the principal outstanding under the notes payable we issued to them to July 31, 2021; all other terms of the notes payable remained substantially unchanged. As of January 31, 2020, we were indebted to Fladgate in the amount of $109,984 under notes payable (2019 - $104,067), and $7,172 (2019 - $1,824) on account of unpaid services and reimbursable expenses.

Transactions with Minera Farellón Limitada

We were paying Minera Farellón Limitada for rental of our Chilean office used by our Subsidiary, Minera Polymet SpA. Richard N. Jeffs, our major shareholder is the principal of Minera Farellón Limitada, owning 50% of the entity. On July 31, 2018, Minera Farellón agreed to forgive a total of $85,374 we owed to them as at that date for rental fees, and advances the Company received from Minera Farellón up to July 31, 2018, and agreed to provide the office free of charge until such time that the Company is in position to pay the rent fees. During the year ended January 31, 2019, we accrued $5,184 in office rental fees, we did not have similar expenses during the year ended January 31, 2020. As of January 31, 2020, we had no indebtedness with Minera Farellón.

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

2020 - $21,005 - Dale Matheson Carr-Hilton Labonte LLP

2019 - $15,933 - Dale Matheson Carr-Hilton Labonte LLP

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2020 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2019 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2020 - $3,030 - Dale Matheson Carr-Hilton Labonte LLP

2019 - $   380 - Dale Matheson Carr-Hilton Labonte LLP

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2020 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2019 - $0 - Dale Matheson Carr-Hilton Labonte LLP

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

10.11	Debt Settlement Agreement between Caitlin Jeffs and Red Metal Resources Ltd. dated January 30, 2020.(10)
21.1	List of significant subsidiaries of Red Metal Resources Ltd.
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements formatted in Extensive Business Reporting Language (XBRL):

(i)  Consolidated Balance Sheets;

(ii)  Consolidated Statements of Operations;

(iii) Consolidated Statement of Stockholders’ Deficit;

(iv) Consolidated Statements of Cash Flows; and

(v)  Notes to the Interim Consolidated Financial Statements.

1.Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363

2.Incorporated by reference from the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on September 23, 2011.

3.Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2013.

4.Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2013.

5.Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013.

6.Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2014.

7.Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014

8.Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015.

9.Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2016.

10.Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2020

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Caitlin Jeffs Caitlin Jeffs	Chief Executive Officer, (Principal Executive Officer) President, Secretary and Member of the Board of Directors	April 30, 2020

/s/ Joao (John) da Costa Joao (John) da Costa	Chief Financial Officer and director (Principal Financial and Accounting Officer) and Member of the Board of Directors	April 30, 2020

/s/ Michael Thompson Michael Thompson	Vice President of Exploration and Member of the Board of Directors	April 30, 2020

/s/ Jeffrey Cocks Jeffrey Cocks	Member of the Board of Directors	April 30, 2020

/s/ Cody McFarlane Cody McFarlane	Member of the Board of Directors	April 30, 2020