Form 10-Q
period 2020-04-30
RED METAL RESOURCES, LTD.
filed 2020-06-12
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 12, 2020, the number of shares of the registrant’s common stock outstanding was  41,218,008.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	April 30, 2020	January 31, 2020

ASSETS

Current assets
Cash	$145,197	$9,865
Prepaids and other receivables	5,690	5,764
Total current assets	150,887	15,629

Equipment	705	798
Unproved mineral properties	622,935	653,117
Total assets	$774,527	$669,544

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$142,558	$239,098
Accrued liabilities	81,115	168,927
Due to related parties	6,931	7,282
Notes payable	23,784	24,451
Total current liabilities	254,388	439,758

Long-term notes payable to related parties	882,900	715,842
Withholding taxes payable	94,292	-
Total liabilities	1,231,580	1,155,600

Stockholders' deficit
Common stock, $0.001 par value, authorized 500,000,000, 41,218,008 issued and outstanding at April 30, 2020 and January 31, 2020	41,217	41,217
Additional paid-in capital	9,132,068	9,132,068
Deficit	(9,566,820)	(9,584,892)
Accumulated other comprehensive loss	(63,518)	(74,449)
Total stockholders' deficit	(457,053)	(486,056)
Total liabilities and stockholders' deficit	$774,527	$669,544

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended April 30,
	2020	2019

Operating expenses:
Amortization	$57	$96
General and administrative	13,091	11,274
Mineral exploration costs	944	1,797
Professional fees	10,052	11,598
Regulatory	7,007	2,622
Salaries, wages and benefits	7,698	15,856
	(38,849)	(43,243)

Other items
Foreign exchange gain	224	66
Forgiveness of debt	74,336	-
Interest on notes payable	(17,639)	(12,729)
Net income (loss)	18,072	(55,906)

Foreign currency translation	10,931	2,677
Comprehensive income (loss)	$29,003	$(53,229)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding - basic and diluted	41,218,008	37,504,588

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total

Balance at January 31, 2019	37,504,588	$37,504	$8,968,677	$(9,263,300)	$6,780	$(250,339)

Net loss for the three months ended April 30, 2019	-	-	-	(55,906)	-	(55,906)
Foreign exchange translation	-	-	-	-	2,677	2,677
Balance at April 30, 2019	37,504,588	37,504	8,968,677	(9,319,206)	9,457	(303,568)

Stock issued for debt	3,713,420	3,713	163,391	-	-	167,104
Net loss for the nine months ended January 31, 2020	-	-	-	(265,686)	-	(265,686)
Foreign exchange translation	-	-	-	-	(83,906)	(83,906)
Balance at January 31, 2020	41,218,008	41,217	9,132,068	(9,584,892)	(74,449)	(486,056)

Net income for the three months ended April 30, 2020	-	-	-	18,072	-	18,072
Foreign exchange translation	-	-	-	-	10,931	10,931
Balance at April 30, 2020	41,218,008	$41,217	$9,132,068	$(9,566,820)	$(63,518)	$(457,053)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended April 30,
	2020	2019
Cash flows used in operating activities:
Net income (loss)	$18,072	$(55,906)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accrued interest on related party notes payable	17,172	12,196
Accrued interest on notes payable	467	533
Amortization	57	96
Forgiveness of debt	(74,336)	-

Changes in operating assets and liabilities:
Prepaids and other receivables	(200)	(2,195)
Accounts payable	(16,234)	12,320
Accrued liabilities	11,032	6,134
Due to related parties	3	-
Net cash used in operating activities	(43,967)	(26,822)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	188,922	35,190
Net cash provided by financing activities	188,922	35,190

Effects of foreign currency exchange	(9,623)	(1,038)

Increase in cash	135,332	7,330
Cash, beginning	9,865	8,686
Cash, ending	$145,197	$16,016

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

APRIL 30, 2020

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

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2020, are not necessarily indicative of the results that may be expected for the year ending January 31, 2021.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2020	January 31, 2020

Due to a company owned by an officer (a)	$108	$110
Due to a company controlled by directors (a)	6,823	7,172
Total due to related parties	$6,931	$7,282

(a) Amounts are unsecured, due on demand and bear no interest.

The following amounts were due under the notes payable the Company issued to related parties:

	April 30, 2020	January 31, 2020

Note payable to the Chief Executive Officer (“CEO”) (b)	$487,702	$502,575
Note payable to the Chief Financial Officer (“CFO”) (b)	9,773	9,583
Note payable to a company controlled by directors (b)	106,703	109,984
Note payable to a major shareholder (c)	278,722	93,700
Total notes payable to related parties	$882,900	$715,842

(b) Amounts are unsecured, bear interest at 8%, and are due on or after July 31, 2021.

(c) Amounts are unsecured and bear interest at 8%. The notes payable for a total of $90,000 in principal are due on or after July 31, 2021, the note payable for CAD$250,000 (USD$179,727) is payable on or after August 31, 2021.

During the three-month period ended April 30, 2020, the Company accrued $17,172 (April 30, 2019 - $12,196) in interest expense on the notes payable to related parties. Other than interest accrued on the notes payable and minor reimbursable expenses, the Company did not incur any expenses with its related parties.

NOTE 3 - UNPROVED MINERAL PROPERTIES

Following is the schedule of the Company’s unproved mineral properties as at April 30, 2020 and January 31, 2020:

Mineral Claims at April 30, 2020

Mineral Claims	January 31, 2020	Additions/ Payments	Effect of foreign currency translation	April 30, 2020
Farellon Project
Farellon Alto 1-8	$343,648	$-	$(15,880)	$327,768
Quina	132,455	-	(6,121)	126,334
Exeter	134,530	-	(6,217)	128,313
	610,663	-	(28,218)	582,415

Perth Project	42,484	-	(1,964)	40,520

Total Costs	$653,117	$-	$(30,182)	$622,935

Mineral Claims at January 31, 2020

	January 31, 2019	Additions/ Payments	Effect of foreign currency translation	January 31, 2020
Farellon Project
Farellon Alto 1-8	$411,268	$-	$(67,620)	$343,648
Quina	158,519	-	(26,064)	132,455
Exeter	109,584	50,000	(25,054)	134,530
	679,371	50,000	(118,738)	610,633

Perth Project	51,178	-	(8,694)	42,484

Total Costs	$730,549	$50,000	$(127,432)	$653,117

NOTE 4- COMMON STOCK

Warrants

During the three-month period ended April 30, 2020, 2,500,000 warrants issued as part of April 20, 2018, private placement expired unexercised. The Company has no warrants outstanding as at April 30, 2020.

NOTE 5- FORGIVENESS OF DEBT

During the three-month period ended April 30, 2020, the Company recorded $74,336 as forgiveness of debt associated with reversal of an old debt which exceeded the statute of limitations as promulgated under Chilean Laws (April 30, 2019 - $Nil).

NOTE 6 - WITHHOLDING TAXES PAYABLE

During the three-month period ended April 30, 2020, the Company moved $94,292 in Chilean withholding taxes payable to long-term debt.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to April 30, 2020, the Company entered into a loan agreement with Mr. Jeffs, the Company’s major shareholder, for $36,327 (CAD$50,000). The loan is unsecured, due on or after August 31, 2021, with interest payable at a rate of 8% per annum (Note 2).

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Overview

Red Metal Resources Ltd. (“Red Metal” or the “Company”) is a mineral exploration company engaged in the business of mineral exploration in Chile with the objective to explore and, if warranted, develop mineral properties. All of our mineral concessions are located in the III Region of Atacama, Chile. To date we have not determined whether the concessions that comprise our mineral properties contain mineral reserves that are economically recoverable and have not produced revenues from our principal business.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. Currently, our subsidiary, Minera Polymet SpA (“Polymet”), has two employees in Chile and engages independent consultants on as needed basis. Most of our support - such as vehicles, office, and equipment - is supplied under short-term contracts. The only long-term commitments that we have are for royalty payments on four of our mineral concessions - Farellon Alto 1-8, Quina 1 - 56, Exeter 1 - 54, and Che. These royalties are payable once exploitation begins. We are also required to pay property taxes that are due annually on all the concessions that are included in our properties.

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

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at April 30, 2020, to the year ended January 31, 2020.

Table 1: Comparison of financial condition

	April 30, 2020	January 31, 2020
Working capital deficit	$(103,501)	$(424,129)
Current assets	$150,887	$15,629
Unproved mineral properties	$622,935	$653,117
Total current liabilities	$254,388	$439,758
Total long-term liabilities	$977,192	$715,842
Common stock and additional paid in capital	$9,173,285	$9,173,285
Accumulated other comprehensive loss	$(63,518)	$(74,449)
Deficit	$(9,566,820)	$(9,584,892)

Selected Financial Results

THREE MONTHS ENDED APRIL 30, 2020 AND 2019

Our operating results for the three months ended April 30, 2020 and 2019, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended		Percentage
	April 30, 2020	April 30, 2019	Increase / (Decrease)
Operating expenses	$(38,849)	$(43,243)	(10.2)%
Other items:
Foreign exchange gain	224	66	239.4%
Forgiveness of debt	74,336	-	n/a
Interest on notes payable	(17,639)	(12,729)	38.6%
Net income (loss)	18,072	(55,906)	132.3%
Unrealized foreign exchange gain	10,931	2,677	308.3%
Comprehensive income (loss)	$29,003	$(53,229)	(154.5)%

Revenue. We did not generate any revenue during the three months ended April 30, 2020 and 2019. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three months ended April 30, 2020 and 2019, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended		Percentage
	April 30, 2020	April 30, 2019	Increase / (Decrease)
Operating expenses
Amortization	$57	$96	(40.6)%
General and administrative	13,091	11,274	16.1%
Mineral exploration costs	944	1,797	(47.5)%
Professional fees	10,052	11,598	(13.3)%
Regulatory	7,007	2,622	167.2%
Salaries, wages and benefits	7,698	15,856	(51.5)%
Total operating expenses	$38,849	$43,243	(10.2)%

Our operating expenses decreased by $4,394, or 10.2%, from $43,243 for the three-month period ended April 30, 2019, to $38,849 for the three-month period ended April 30, 2020. The decrease in operating expenses during the three-month period ended April 30, 2020, was associated mainly with decreased salaries, wages, and benefits, which amounted to $7,698 for the three-month period ended April 30, 2020, as compared to $15,856 we incurred during the three-month period ended April 30, 2019 and resulted from an extended leave without pay of one of our Chilean employees. In addition, our professional fees and mineral and exploration fees decreased by $1,546 and $853, respectively. These decreases were in part offset by increased regulatory fees, which amounted to $7,007 during the three-month period ended April 30, 2020, as compared to $2,622 for the three-month period ended April 30, 2019, and $3,775 increase in office expenses, which are included in our general and administrative fees.

Other items. To continue our operations, we were required to incur additional debt with our debt holders. Our notes payable carry 8% annual interest, which resulted in $17,639 in interest we accrued during the three-month period ended April 30, 2020, representing a $4,910 increase as compared to $12,729 in interest we accrued during the three-month period ended April 30, 2019. During the three-month period ended April 30, 2020, we recorded $74,336 as forgiveness of debt  associated with reversal of an old debt which exceeded the statute of limitations as promulgated under Chilean Laws (April 30, 2019 - $Nil). In addition, we recorded $224 gain on foreign exchange fluctuations (April 30, 2019- $66).

Comprehensive income/(loss). Our comprehensive income for the three-month period ended April 30, 2020, was $29,003 as compared to $53,229 comprehensive loss we recorded for the three-month period ended April 30, 2019. During the three-month period ended April 30, 2020, the comprehensive income included $10,931 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative three-month period ended April 30, 2019, the comprehensive loss included $2,677 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	April 30, 2020	January 31, 2020	Percentage Increase / (Decrease)
Current assets	$150,887	$15,629	865.4%
Current liabilities	254,388	439,758	(42.2)%
Working capital deficit	$(103,501)	$(424,129)	(75.6)%

As of April 30, 2020, we had a cash balance of $145,197, our working capital was represented by a deficit of $103,501 and cash used in operations totaled $43,967 for the period then ended.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three-month period ended April 30, 2020. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 5 summarizes our sources and uses of cash for the nine months ended April 30, 2020 and 2019.

Table 5: Summary of sources and uses of cash

	April 30,
	2020	2019
Net cash used in operating activities	$(43,967)	$(26,822)
Net cash provided by financing activities	188,922	35,190
Effects of foreign currency exchange	(9,623)	(1,038)
Net increase in cash	$135,332	$7,330

Net cash used in operating activities

During the three months ended April 30, 2020, we used net cash of $43,967 in operating activities. We used $38,568 to cover our cash operating costs, $16,234 to reduce our outstanding vendor payables, and $200 to prepay our future expenses. These uses of cash were offset by $11,032 and $3 increases to our accrued liabilities and related party payables, respectively.

During the three months ended April 30, 2019, we used net cash of $26,822 in operating activities. We used $43,081 to cover our cash operating costs and $2,195 to prepay our future expenses. These uses of cash were offset by $12,320 and $6,134 increases to our accounts payable and accrued liabilities, respectively.

Certain non-cash changes included in the net income/(loss) for the period

During the three-month period ended April 30, 2020, our outstanding notes payable to related parties resulted in the accrual of $17,172 in interest, and our notes payable to non-related party accumulated $467 in interest. In addition, we recorded $57 in amortization of our work truck used for Chilean operations. During the three-month period ended April 30, 2020, we recorded $74,336 forgiveness of debt on reversal of old debt which exceeded the statute of limitation promulgated under Chilean Law.

During the three-month period ended April 30, 2019, our outstanding notes payable to related parties resulted in the accrual of $12,196 in interest, and our notes payable to non-related party accumulated $533 in interest. In addition, we recorded $96 in amortization of our work truck used for Chilean operations.

Net cash provided by financing activities

During the three months ended April 30, 2020, we borrowed $188,922 (CAD$250,000) from our major shareholder. The loan is unsecured, bears interest at 8% per annum, compounded monthly, and is payable on or after August 31, 2021.

During the three months ended April 30, 2019, we borrowed $35,190 (CAD$46,895) from our CEO. The loans are unsecured, bear interest at 8% per annum, compounded monthly, and are payable on or after July 31, 2021.

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible.  At April 30, 2020, we had a working capital deficit of $103,501 and accumulated losses of $9,566,820. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Uncertainty due to Global Outbreak of COVID-19

In March of 2020, the World Health Organization declared an outbreak of COVID-19 Global pandemic. The COVID-19 has impacted vast array of businesses through the restrictions put in place by most governments internationally, including the USA, Canadian and Chilean governments, as well as provincial and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company’s ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company’s business and financial condition.

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

Contingencies and Commitments

We had no contingencies at April 30, 2020.

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

Debt Financing

During the three-month period ended April 30, 2020, and up to the date of the filing of this Quarterly Report on Form 10-Q, we borrowed a total of $225,249 (CAD$300,000) from our major shareholder.  The loans are unsecured, due on or after August 31, 2021, with interest payable at a rate of 8% per annum, compounded monthly.

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

As at April 30, 2020, we owed $882,900 to related parties under long-term notes payable, which will become payable on or after July 31, 2021 and $94,292 in withholding taxes that will become payable to Chilean tax authorities on Polymet’s payment of the administrative fees it owes to Red Metal Resources, its parent company. In addition to the long-term debt, we had $254,388 in current liabilities, which are payable on demand. We do not have the funds to pay all our current liabilities, and as such, we may decide to offer some vendors to convert the amounts we owe them into shares of our common stock. Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the three-month period ended April 30, 2020, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Caitlin L. Jeffs

During the three-month period ended April 30, 2020, we accrued $9,562 in interest on notes payable we issued to Ms. Jeffs for a total owed under the USD$ notes payable of $2,482 and $485,221 (CAD$674,942) owed on account of CAD$ notes payable, which were outstanding as at April 30, 2020. The notes payable accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after July 31, 2021.

Loan from John da Costa

During the three-month period ended April 30, 2020, we accrued $190 on $8,500 note payable we issued to Mr. da Costa, which was outstanding as at April 30, 2020. The note payable accumulates interest at 8% per annum compounded monthly, is unsecured and repayable on or after July 31, 2021.

Transactions with Fladgate Exploration Consulting Corporation

During the three-month period ended April 30, 2020, we accrued $2,092 on a total of $92,806 (CAD$129,093) in notes payable we issued to Fladgate. The notes payable accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after July 31, 2021.

Loans from Richard N. Jeffs

During the three-month period ended April 30, 2020, Mr. Jeffs advanced us USD$188,922 (CAD$250,000) at 8% annual interest compounded monthly and repayable on or after August 31, 2021. During the three-month period ended April 30, 2020 we accrued $1,855 in interest due on a total of $90,000 in notes payable we issued to Mr. Jeffs, and $3,473 interest on the CAD$250,000 note payable. All notes payable issued to Mr. Jeffs accumulate interest at 8% per annum compounded monthly and are unsecured. US$ notes payable totaling $95,556 are repayable on or after July 31, 2021, and CAD$ note payable totaling $183,166 (CAD$252,311) is repayable on or after August 31, 2021. Subsequent to April 30, 2020, we borrowed an additional $36,327 (CAD$50,000) in exchange for an 8% note payable due on or after August 31, 2020.

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

Item 1a. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on April 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following table sets forth the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
10.1	Red Metal Resources Ltd. 2011 Equity Incentive Plan(7)
10.2	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchel (3)
10.3	Irrevocable Purchase Option Contract for Mining Property Quina 1-56 in Spanish (4)
10.4	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation (4)
10.5	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54 in Spanish (5)
10.6	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54, English translation (5)
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

10.9	Debt Settlement Agreement between Caitlin Jeffs and Red Metal Resources Ltd. dated January 30, 2020.(8)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, formatted in XBRL:

(i)    Consolidated Balance Sheets;

(ii)   Consolidated Statements of Operations;

(iii)  Consolidated Statements of Stockholders’ Deficit;

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

(7)Incorporated by reference from the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on September 23, 2011.

(8)Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 12, 2020

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs Chief Executive Officer (Principal Executive Officer) and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa Chief Financial Officer (Principal Accounting Officer)