Form 10-Q
period 2020-07-31
RED METAL RESOURCES, LTD.
filed 2020-09-21
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller Reporting Company [X]
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 21, 2020, the number of shares of the registrant’s common stock outstanding was 41,218,008.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	July 31, 2020	January 31, 2020

ASSETS

Current assets
Cash	$194,092	$9,865
Prepaids and other receivables	7,935	5,764
Total current assets	202,027	15,629

Equipment	723	798
Unproved mineral properties	690,783	653,117
Total assets	$893,533	$669,544

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$172,820	$239,098
Accrued liabilities	65,414	168,927
Due to related parties	11,721	7,282
Notes payable	26,910	24,451
Total current liabilities	276,865	439,758

Long-term notes payable to related parties	992,953	715,842
Withholding taxes payable	108,079	-
Total liabilities	1,377,897	1,155,600

Stockholders' deficit
Common stock, $0.001 par value, authorized 500,000,000, 41,218,008 issued and outstanding at July 31, 2020 and January 31, 2020	41,217	41,217
Additional paid-in capital	9,132,068	9,132,068
Deficit	(9,610,032)	(9,584,892)
Accumulated other comprehensive loss	(47,617)	(74,449)
Total stockholders' deficit	(484,364)	(486,056)
Total liabilities and stockholders' deficit	$893,533	$669,544

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended July 31,		For the six months ended July 31,
	2020	2019	2020	2019

Operating expenses:
Amortization	$55	$88	$112	$184
General and administrative	1,668	13,897	14,759	25,171
Mineral exploration costs	2,155	4,310	3,099	6,107
Professional fees	10,912	13,242	20,964	24,840
Regulatory	3,964	1,856	10,971	4,478
Salaries, wages and benefits	5,082	17,126	12,780	32,982
	(23,836)	(50,519)	(62,685)	(93,762)

Other items
Foreign exchange gain (loss)	(155)	27	69	93
Forgiveness of debt	-	-	74,336	-
Interest on notes payable	(19,221)	(15,420)	(36,860)	(28,149)
Net loss	(43,212)	(65,912)	(25,140)	(121,818)

Foreign currency translation	15,901	(28,053)	26,832	(25,376)
Comprehensive income (loss)	$(27,311)	$(93,965)	$1,692	$(147,194)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	41,218,008	37,504,588	41,218,008	37,504,588

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total

Balance at January 31, 2019	37,504,588	$37,504	$8,968,677	$(9,263,300)	$6,780	$(250,339)

Net loss for the period ended April 30, 2019	-	-	-	(55,906)	-	(55,906)
Foreign exchange translation	-	-	-	-	2,677	2,677
Balance at April 30, 2019	37,504,588	37,504	8,968,677	(9,319,206)	9,457	(303,568)

Net loss for the period ended July 31, 2019	-	-	-	(65,912)	-	(65,912)
Foreign exchange translation	-	-	-	-	(28,053)	(28,053)
Balance at July 31, 2019	37,504,588	$37,504	$8,968,677	$(9,385,118)	$(18,596)	$(397,533)

Balance at January 31, 2020	41,218,008	$41,217	$9,132,068	$(9,584,892)	$(74,449)	$(486,056)

Net income for the period ended April 30, 2020	-	-	-	18,072	-	18,072
Foreign exchange translation	-	-	-	-	10,931	10,931
Balance at April 30, 2020	41,218,008	41,217	9,132,068	(9,566,820)	(63,518)	(457,053)

Net loss for the period ended July 31, 2020	-	-	-	(43,212)	-	(43,212)
Foreign exchange translation	-	-	-	-	15,901	15,901
Balance at July 31, 2020	41,218,008	$41,217	$9,132,068	$(9,610,032)	$(47,617)	$(484,364)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the six months ended July 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(25,140)	$(121,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on notes payable	36,860	28,149
Forgiveness of debt	(74,336)	-
Amortization	112	184

Changes in operating assets and liabilities:
Prepaids and other receivables	(2,032)	(4,881)
Accounts payable	(788)	32,448
Accrued liabilities	(1,663)	(2,006)
Due to related parties	5,033	5,398
Net cash used in operating activities	(61,954)	(62,526)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	-	(61,799)
Net cash used in investing activities	-	(61,799)

Cash flows provided by financing activities:
Cash received on issuance of notes payable to related parties	249,182	149,569
Net cash provided by financing activities	249,182	149,569

Effects of foreign currency exchange	(3,001)	(1,756)

Increase in cash	184,227	23,488
Cash, beginning	9,865	8,686
Cash, ending	$194,092	$32,174

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

JULY 31, 2020

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Red Metal Resources Ltd. (the “Company”) is involved in acquiring and exploring mineral properties in Chile through its wholly-owned subsidiary, Minera Polymet SpA (“Polymet”) organized under the laws of the Republic of Chile. The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

Unaudited Interim Consolidated Financial Statements

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended July 31, 2020, are not necessarily indicative of the results that may be expected for the year ending January 31, 2021.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2020	January 31, 2020

Due to a company owned by an officer (a)	$171	$110
Due to a company controlled by directors (a)	7,080	7,172
Due to the Chief Executive Officer (“CEO”) (a), (b)	970	-
Due to the Chief Financial Officer (“CEO”) (a), (b)	1,000	-
Due to a major shareholder (a), (b)	2,500	-
Total due to related parties	$11,721	$7,282

(a)Amounts are unsecured, due on demand and bear no interest.

(b)On July 29, 2020, Polymet entered into mining royalty agreements (the “NSR Agreements”) with the Company’s CEO, CFO, and the major shareholder to sell net smelter returns (the “NSR”) on its mineral concessions. NSR range from 0.3% to 1.25% depending on particular concession and the purchaser. The Company’s CEO agreed to acquire NSR for $1,500, CFO agreed to acquire the NSR for $1,000, and the major shareholder agreed to acquire his NSR for $2,500.

The NSR will be paid quarterly once commercial exploitation begins and will be paid on gold, silver, copper and cobalt sales. If, within two years, the Company does not commence commercial exploitation of the mineral properties, an annual payment of $10,000 per purchaser will be paid.

Pursuant to Chilean law, the NSR agreements will come in force only when registered against the land title in Chile. Due to temporary safety restriction associated with COVID-19 pandemic, the registration of the NSR Agreements has been deferred, therefore the payments made by the CEO, CFO, and the major shareholder, have been recorded as advances on the books of the Company and will be applied towards the agreements, once they are fully legalized.

The following amounts were due under the notes payable the Company issued to related parties:

	July 31, 2020	January 31, 2020

Note payable to CEO (c)	$517,752	$502,575
Note payable to CFO (c)	9,971	9,583
Note payable to a company controlled by directors (c)	112,979	109,984
Note payable to a major shareholder (c)	352,251	93,700
Total notes payable to related parties	$992,953	$715,842

(c)Amounts are unsecured, bear interest at 8%. At July 31, 2020, the holders of the notes payable agreed to extend due dates for the repayment to August 31, 2022.

During the three-month period ended July 31, 2020, the Company accrued $18,707 (July 31, 2019 - $14,880) in interest expense on the notes payable to related parties. During the six-month period ended July 31, 2020, the Company accrued $35,889 (July 31, 2019 - $27,076) in interest expense on the notes payable to related parties. Other than interest accrued on the notes payable and minor reimbursable expenses, the Company did not incur any expenses with its related parties.

NOTE 3 - UNPROVED MINERAL PROPERTIES

Following is the schedule of the Company’s unproved mineral properties as at July 31, 2020 and January 31, 2020:

Mineral Claims at July 31, 2020

Mineral Claims	January 31, 2020	Additions/ Payments	Effect of foreign currency translation	July 31, 2020
Farellon Project
Farellon Alto 1-8	$343,648	$-	$19,819	$363,467
Quina	132,455	-	7,639	140,094
Exeter	134,530	-	7,758	142,288
	610,633	-	35,216	645,849

Perth Project	42,484	-	2,450	44,934

Total Costs	$653,117	$-	$37,666	$690,783

Mineral Claims at January 31, 2020

	January 31, 2019	Additions/ Payments	Effect of foreign currency translation	January 31, 2020
Farellon Project
Farellon Alto 1-8	$411,268	$-	$(67,620)	$343,648
Quina	158,519	-	(26,064)	132,455
Exeter	109,584	50,000	(25,054)	134,530
	679,371	50,000	(118,738)	610,633

Perth Project	51,178	-	(8,694)	42,484

Total Costs	$730,549	$50,000	$(127,432)	$653,117

NOTE 4- COMMON STOCK

Warrants

During the six-month period ended July 31, 2020, 2,500,000 warrants issued as part of the April 20, 2018, private placement expired unexercised. The Company has no warrants outstanding as at July 31, 2020 (January 31, 2020 - 2,500,000).

NOTE 5- FORGIVENESS OF DEBT

During the six-month period ended July 31, 2020, the Company recorded $74,336 as forgiveness of debt associated with reversal of an old debt which exceeded the statute of limitations as promulgated under Chilean Laws (July 31, 2019 - $Nil).

NOTE 6 - WITHHOLDING TAXES PAYABLE

During the six-month period ended July 31, 2020, the Company reclassified $108,079 in Chilean withholding taxes payable from current to long-term.

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

General

You should read this discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at July 31, 2020, to the year ended January 31, 2020.

Table 1: Comparison of financial condition

	July 31, 2020	January 31, 2020
Working capital deficit	$(74,838)	$(424,129)
Current assets	$202,027	$15,629
Unproved mineral properties	$690,783	$653,117
Total current liabilities	$276,865	$439,758
Total long-term liabilities	$1,101,032	$715,842
Common stock and additional paid in capital	$9,173,285	$9,173,285
Accumulated other comprehensive loss	$(47,617)	$(74,449)
Deficit	$(9,610,032)	$(9,584,892)

Selected Financial Results

THREE AND SIX MONTHS ENDED JULY 31, 2020 AND 2019

Our operating results for the three and six months ended July 31, 2020 and 2019, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended			Six Months Ended
	July 31, 2020	July 31, 2019	Percentage Increase / (Decrease)	July 31, 2020	July 31, 2019	Percentage Increase / (Decrease)
Operating expenses	$(23,836)	$(50,519)	(52.8)%	$(62,685)	$(93,762)	(33.1)%
Other items:
Foreign exchange gain	(155)	27	(674.1)%	69	93	(25.8)%
Forgiveness of debt	-	-	n/a	74,336	-	n/a
Interest on notes payable	(19,221)	(15,420)	24.6%	(36,860)	(28,149)	30.9%
Net loss	(43,212)	(65,912)	34.4%	(25,140)	(121,818)	79.4%
Unrealized foreign exchange gain (loss)	15,901	(28,053)	(156.7)%	26,832	(25,376)	(205.7)%
Comprehensive loss	$(27,311)	$(93,965)	70.9%	$1,692	$(147,194)	101.1%

Revenue. We did not generate any revenue during the three and six months ended July 31, 2020 and 2019. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three and six months ended July 31, 2020 and 2019, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended			Six Months Ended
	July 31, 2020	July 31, 2019	Percentage Increase / (Decrease)	July 31, 2020	July 31, 2019	Percentage Increase / (Decrease)
Operating expenses
Amortization	$55	$88	(37.5)%	$112	$184	(39.1)%
General and administrative	1,668	13,897	(88.0)%	14,759	25,171	(41.4)%
Mineral exploration costs	2,155	4,310	(50.0)%	3,099	6,107	(49.3)%
Professional fees	10,912	13,242	(17.6)%	20,964	24,840	(15.6)%
Regulatory	3,964	1,856	113.6%	10,971	4,478	145.0%
Salaries, wages and benefits	5,082	17,126	(70.3)%	12,780	32,982	(61.3)%
Total operating expenses	$23,836	$50,519	(52.8)%	$62,685	$93,762	(33.1)%

Our operating expenses decreased by $26,683, or 52.8%, from $50,519 for the three-month period ended July 31, 2019, to $23,836 for the three-month period ended July 31, 2020. The decrease in operating expenses during the three-month period ended July 31, 2020, was associated mainly with decreased salaries, wages, and benefits, which amounted to $5,082 for the three-month period ended July 31, 2020, as compared to $17,126 we incurred during the three-month period ended July 31, 2019, and resulted from an extended leave without pay of one of our Chilean employees; and from lower general and administrative fees, which decreased by $12,229, or 88%, from 13,897 we incurred during the three-month period ended July 31, 2019, to $1,668 we incurred during the three-month period ended July 31, 2020. In addition, our professional fees and mineral and exploration fees decreased by $2,330 and $2,155 to $10,912 and $2,155, respectively. These decreases were in part offset by increased regulatory fees, which amounted to $3,964 during the three-month period ended July 31, 2020, as compared to $1,856 for the three-month period ended July 31, 2019.

The most significant year-to-date changes in our operating expenses were as follows;

•Our salaries paid to the staff employed through our Chilean subsidiary decreased by $20,202, or 61.3% to $12,780 from $32,982 we incurred during the six-month period ended July 31, 2019. The decrease resulted from an extended leave without pay of one of our Chilean employees.

•Our general and administrative expenses decreased by 41.4%, or $10,412 to $14,759 during the six-month period ended July 31, 2020, as compared to $25,171 we incurred in general and administrative expenses during the comparative period ended July 31, 2019. The decrease was associated mostly with decreased administrative expenses, which amounted to $9,403 (2020 - $15,025), travel and entertainment fees of $86 (2020 - $2,232), and absence of advertising and promotion activities (2020 - $2,845).

•Our mineral and exploration expenses decreased by $3,008, or 49.3%; from $6,107 we incurred during the six-month period ended July 31, 2019, to $3,099 we incurred during the six-month period ended July 31, 2020. The higher mineral exploration expenses during the comparative six-month period ended July 31, 2019, were associated with the payment of 2019/20 property taxes. During the six-month period ended July 31, 2020, the Company paid property taxes on Farellon 1-8 claim; the property taxes payable for all other concessions remained unpaid at July 31, 2020.

•Our professional fees decreased by $3,876, or 15.6%, from $24,840 we incurred during the six-month period ended July 31, 2019, to $20,964 we incurred during the six-month period ended July 31, 2020.

Other items. To continue our operations, we were required to incur additional debt with our debt holders. Our notes payable carry 8% annual interest, which resulted in $19,221 in interest we accrued during the three-month period ended July 31, 2020, representing a $3,801 increase as compared to $15,420 in interest we accrued during the three-month period ended July 31, 2019. On a year-to-date basis our interest on current debt was $36,860 representing an $8,711 increase as compared to $28,149 in interest we accrued during the six-month period ended July 31, 2019.

During the first quarter of our fiscal 2021 year we reversed an old debt which exceeded the statute of limitations as promulgated under Chilean Laws; the amount reversed was $74,336 and was recorded as forgiveness of debt for the six-month period ended July 31, 2020 (July 31, 2019 - $Nil).

In addition, during the three-month period ended July 31, 2020, we recorded $155 loss on foreign exchange fluctuations (July 31, 2019- $27 gain). For the six-month period ended July 31, 2020, foreign exchange fluctuations resulted in $69 gain (July 31, 2019- $93).

Comprehensive income/(loss). Our comprehensive loss for the three-month period ended July 31, 2020, was $27,311 as compared to $93,965 we recorded for the three-month period ended July 31, 2019. During the three-month period ended July 31, 2020, the comprehensive loss included $15,901 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative three-month period ended July 31, 2019, the comprehensive loss included $28,053 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

On a year-to-date basis our comprehensive income was $1,692 as compared to $147,194 loss we recorded for the six-month period ended July 31, 2019. During the six-month period ended July 31, 2020, the comprehensive income included $26,832 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative six-month period ended July 31, 2019, the comprehensive loss included $25,376 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	July 31, 2020	January 31, 2020	Percentage Increase / (Decrease)
Current assets	$202,027	$15,629	1,192.6%
Current liabilities	276,865	439,758	(37.0)%
Working capital deficit	$(74,838)	$(424,129)	(82.4)%

As of July 31, 2020, we had a cash balance of $194,092, our working capital was represented by a deficit of $74,838 and cash used in operations totaled $61,954 for the period then ended.

We did not generate cash flows from our operating activities to satisfy our cash requirements for the three- and six-month periods ended July 31, 2020. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 5 summarizes our sources and uses of cash for the six months ended July 31, 2020 and 2019.

Table 5: Summary of sources and uses of cash

	July 31,
	2020	2019
Net cash used in operating activities	$(61,954)	$(62,526)
Net cash used in investing activities	-	(61,799)
Net cash provided by financing activities	249,182	149,569
Effects of foreign currency exchange	(3,001)	(1,756)
Net increase in cash	$184,227	$23,488

Net cash used in operating activities

During the six months ended July 31, 2020, we used net cash of $61,954 in operating activities. We used $62,504 to cover our cash operating costs, $788 to reduce our outstanding vendor payables, $1,663 to reduce our accrued liabilities, and $2,032 to prepay our future expenses. These uses of cash were offset by $5,033 increase to the amounts due to our related parties.

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

Certain non-cash changes included in the net loss for the period

During the six-month period ended July 31, 2020, our outstanding notes payable to related parties resulted in the accrual of $35,889 in interest, and our notes payable to non-related party accumulated $971 in interest. In addition, we recorded $112 in amortization of our work truck used for Chilean operations.  During the six-month period ended July 31, 2020, we recorded $74,336 forgiveness of debt on reversal of old debt which exceeded the statute of limitation promulgated under Chilean Law.

During the six-month period ended July 31, 2019, our outstanding notes payable to related parties resulted in the accrual of $27,076 in interest, and our notes payable to non-related party accumulated $1,073 in interest. In addition, we recorded $184 in amortization of our work truck used for Chilean operations.

Net cash used in investing activities

During the six months ended July 31, 2019, we spent $11,799 paying 2019/20 mineral property taxes on exploration claims comprising our Perth and Farellon Properties. In addition, we used $50,000 to make the fifth and final option payment pursuant to our option agreement to acquire the Exeter claim. We did not engage in any investing activities during the six months ended July 31, 2020.

Net cash provided by financing activities

During the six months ended July 31, 2020, we borrowed $224,728 (CAD$300,000) and $23,000 from Mr. Richard Jeffs, our major shareholder. In addition, our CEO advanced us $1,454 as part of vendor payments she made on our behalf. The loans are unsecured, bear interest at 8% per annum, compounded monthly, and are payable on or after August 31, 2022 (as renegotiated with the note holders).

During the six months ended July 31, 2019, we borrowed $46,734 (CAD$62,095) and $52,835 from our CEO. During the same period, we borrowed $50,000 from Mr. Jeffs. The loans are unsecured, bear interest at 8% per annum, compounded monthly, and are payable on or after August 31, 2022 (as renegotiated with the note holders during our fiscal 2021 year).

Going Concern

The consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible. At July 31, 2020, we had a working capital deficit of $74,838 and accumulated losses of $9,610,032. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Unproved Mineral Properties

Table 6: Active properties

		Hectares
Property	Percentage, type of claim	Gross area	Net area(a)
Carrizal Property
Farellón Project
Farellón Alto 1 - 8	100%, mensura	66
Quina 1 - 56	100%, mensura	251
Exeter 1 - 54	100%, mensura	235
Cecil 1 - 49	100%, mensura	228
Teresita	100%, mensura	1
Azucar 6 - 25	100%, mensura	88
Stamford 61 - 101	100%, mensura	165
Kahuna 1 - 40	100%, mensura	200
			1,234
Perth Project
Perth 1-36	100%, mensura	109
Rey Arturo 1-29	100%, mensura	276
Lancelot II 1-23	100%, mensura	115
Lancelot 1 1-27	100%, mensura	260
Merlin IB 1 al 10	100%, mensura	38
Merlin I A 1 al 48	100%, mensura	220
Tristan II B 1 al 4	100%, mensura	7
Galahad IA 1 al 44	100%, mensura	217
Camelot 1 al 53	100%, mensura	227
Galahad I C	100%, mensura	4
Tristan II A 1 al 55	100%, mensura	261
Galahad I B 1 al 3	100%, mensura	10
Percival 4 1 al 60	100%, mensura	300
			2,044
Mateo Property
Margarita	100%, mensura	56
Che 1 & Che 2	100%, mensura	76
Irene & Irene II	100%, mensura	60
		192
Overlapped claims(a)		(10)	182
			3,460

(a)Certain claims overlap other claims. The net area is the total of the hectares we have in each property (i.e. net of overlapped claims).

Capital Resources

Our ability to acquire and explore our Chilean claims is subject to our ability to obtain the necessary funding. We expect to raise funds through any combination of debt financing and/or sale of our securities. We have no committed sources of capital. If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

Contingencies and Commitments

We had no contingencies at July 31, 2020.

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

Debt Financing

During the six-month period ended July 31, 2020, and up to the date of the filing of this Quarterly Report on Form 10-Q, we borrowed a total of $224,728 (CAD$300,000) and $23,000 from Mr. Jeffs and $1,454 from our CEO.  The loans are unsecured, due on or after August 31, 2022 (as renegotiated with the note holders), with interest payable at a rate of 8% per annum, compounded monthly.

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

As at July 31, 2020, we owed $992,953 to related parties under long-term notes payable, which will become payable on or after August 31, 2022 and $108,079 in withholding taxes that will become payable to Chilean tax authorities on Polymet’s payment of the administrative fees it owes us. In addition to the long-term debt, we had $276,865 in current liabilities, which are payable on demand. We do not have the funds to pay all our current liabilities, and as such, we may decide to offer some vendors to convert the amounts we owe them into shares of our common stock. Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the six-month period ended July 31, 2020, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Loans from Caitlin L. Jeffs

During the six-month period ended July 31, 2020, we borrowed $1,454 from Ms. Jeffs, our CEO, and accrued $19,647 in interest on notes payable we issued to Ms. Jeffs for a total owed under the USD$ notes payable of $4,020 and $513,732 (CAD$688,606) owed on account of CAD$ notes payable, which were outstanding as at July 31, 2020. The notes payable accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after August 31, 2022, as renegotiated with Ms. Jeffs.

Loan from John da Costa

During the six-month period ended July 31, 2020, we accrued $388 on $8,500 note payable we issued to Mr. da Costa, which was outstanding as at July 31, 2020. At July 31, 2020, the total owed under the note payable we issued to Mr. da Costa was $9,971. The note payable accumulates interest at 8% per annum compounded monthly, is unsecured and repayable on or after August 31, 2022, as renegotiated with Mr. da Costa.

Transactions with Fladgate Exploration Consulting Corporation

During the six-month period ended July 31, 2020, we accrued $4,297 on a total of $96,310 (CAD$129,093) in notes payable we issued to Fladgate for a total of $112,979 (CAD$151,437). The notes payable accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after August 31, 2022, as renegotiated with Fladgate.

Loans from Richard N. Jeffs

During the six-month period ended July 31, 2020, Mr. Jeffs advanced us $224,728 (CAD$300,000) and $23,000 at 8% annual interest compounded monthly and repayable on or after August 31, 2022. During the six-month period ended July 31, 2020, we accrued $3,795 in interest due on a total of $113,000 in notes payable we issued to Mr. Jeffs, and $7,762 interest on the CAD$300,000 notes payable. All notes payable issued to Mr. Jeffs accumulate interest at 8% per annum compounded monthly, are unsecured, and repayable on or after August 31, 2022, as renegotiated with Mr. Jeffs.

NSR Agreements with Ms. Jeffs, Mr. da Costa, and Mr. Jeffs

On July 29, 2020, Polymet entered into mining royalty agreements (the “NSR Agreements”) with Ms. Jeffs, Mr. da Costa, and Mr. Jeffs to sell net smelter returns (the “NSR”) on its mineral concessions. NSR range from 0.3% to 1.25% depending on particular concession and the purchaser. Ms. Jeffs agreed to acquire the NSR for $1,500, Mr. da Costa agreed to acquire the NSR for $1,000, and Mr. Jeffs agreed to acquire his NSR for $2,500.

The NSR will be paid quarterly once commercial exploitation begins and will be paid on gold, silver, copper and cobalt sales. If, within two years of legalizing the NSR Agreements, the Company does not commence commercial exploitation of the mineral concessions, an annual payment of $10,000 per purchaser will be paid.

Pursuant to Chilean law, the NSR Agreements will come in force only when registered against the land title in Chile. Due to temporary safety restriction associated with COVID-19 pandemic, the registration of the NSR Agreements has been deferred.

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

10.9	Debt Settlement Agreement between Caitlin Jeffs and Red Metal Resources Ltd. dated January 30, 2020.(8)
10.10	Mining Royalty Agreement with C Jeffs dated for reference July 29, 2020(9),(10)
10.11	Mining Royalty Agreement with R Jeffs dated for reference July 29, 2020(9),(10)
10.12	Mining Royalty Agreement with J da Costa dated for reference July 29, 2020(9),(10)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2020, formatted in XBRL:

(i)    Condensed Consolidated Balance Sheets;

(ii)   Condensed Consolidated Statements of Operations;

(iii)  Condensed Consolidated Statements of Stockholders’ Deficit;

(iv)  Condensed Consolidated Statements of Cash Flows; and

(v)   Notes to the Condensed Consolidated Financial Statements.

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

(9)Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2020.

(10)Personal information included in the Agreement has been redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 21, 2020

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs Chief Executive Officer (Principal Executive Officer) and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa Chief Financial Officer (Principal Accounting Officer)