Form 10-Q
period 2020-10-31
RED METAL RESOURCES, LTD.
filed 2020-12-14
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 14, 2020, the number of shares of the registrant’s common stock outstanding was 41,218,008.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	October 31, 2020	January 31, 2020

ASSETS

Current assets
Cash	$100,583	$9,865
Prepaids and other receivables	14,328	5,764
Total current assets	114,911	15,629

Equipment	27,529	798
Unproved mineral properties	676,437	653,117
Total assets	$818,877	$669,544

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$43,108	$239,098
Accrued liabilities	65,735	168,927
Due to related parties	38,738	7,282
Notes payable	15,509	24,451
Total current liabilities	163,090	439,758

Long-term notes payable to related parties	1,033,957	715,842
Withholding taxes payable	109,076	-
Total liabilities	1,306,123	1,155,600

Stockholders' deficit
Common stock, $0.001 par value, authorized 500,000,000, 41,218,008 issued and outstanding at October 31, 2020 and January 31, 2020	41,217	41,217
Additional paid-in capital	9,132,068	9,132,068
Deficit	(9,603,307)	(9,584,892)
Accumulated other comprehensive loss	(57,224)	(74,449)
Total stockholders' deficit	(487,246)	(486,056)
Total liabilities and stockholders' deficit	$818,877	$669,544

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended October 31,		For the nine months ended October 31,
	2020	2019	2020	2019

Operating expenses:
Amortization	$1,580	$78	$1,692	$262
Consulting fees	22,526	-	22,526	-
General and administrative	6,251	22,621	21,010	47,792
Mineral exploration costs	1,151	6,380	4,250	12,487
Professional fees	42,505	10,311	63,469	35,151
Regulatory	2,508	750	13,479	5,228
Rent	2,253	-	2,253	-
Salaries, wages and benefits	7,898	16,797	20,678	49,779
	(86,672)	(56,937)	(149,357)	(150,699)

Other items
Foreign exchange gain (loss)	(909)	17	(840)	110
Forgiveness of debt	114,892	-	189,228	-
Interest on notes payable	(20,586)	(16,923)	(57,446)	(45,072)
Net income (loss)	6,725	(73,843)	(18,415)	(195,661)

Foreign currency translation	(9,607)	(17,819)	17,225	(43,195)
Comprehensive loss	$(2,882)	$(91,662)	$(1,190)	$(238,856)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	41,218,008	37,504,588	41,218,008	37,504,588

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total

Balance at January 31, 2019	37,504,588	$37,504	$8,968,677	$(9,263,300)	$6,780	$(250,339)

Net loss for the period ended April 30, 2019	-	-	-	(55,906)	-	(55,906)
Foreign exchange translation	-	-	-	-	2,677	2,677
Balance at April 30, 2019	37,504,588	37,504	8,968,677	(9,319,206)	9,457	(303,568)

Net loss for the period ended July 31, 2019	-	-	-	(65,912)	-	(65,912)
Foreign exchange translation	-	-	-	-	(28,053)	(28,053)
Balance at July 31, 2019	37,504,588	37,504	8,968,677	(9,385,118)	(18,596)	(397,533)

Net loss for the period ended October 31, 2019	-	-	-	(73,843)	-	(73,843)
Foreign exchange translation	-	-	-	-	(17,819)	(17,819)
Balance at October 31, 2019	37,504,588	$37,504	$8,968,677	$(9,458,961)	$(36,415)	$(489,195)

Balance at January 31, 2020	41,218,008	$41,217	$9,132,068	$(9,584,892)	$(74,449)	$(486,056)

Net income for the period ended April 30, 2020	-	-	-	18,072	-	18,072
Foreign exchange translation	-	-	-	-	10,931	10,931
Balance at April 30, 2020	41,218,008	41,217	9,132,068	(9,566,820)	(63,518)	(457,053)

Net loss for the period ended July 31, 2020	-	-	-	(43,212)	-	(43,212)
Foreign exchange translation	-	-	-	-	15,901	15,901
Balance at July 31, 2020	41,218,008	41,217	9,132,068	(9,610,032)	(47,617)	(484,364)

Net loss for the period ended October 31, 2020	-	-	-	6,725	-	6,725
Foreign exchange translation	-	-	-	-	(9,607)	(9,607)
Balance at October 31, 2020	41,218,008	$41,217	$9,132,068	$(9,603,307)	$(57,224)	$(487,246)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the nine months ended October 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(18,415)	$(195,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on notes payable	57,446	45,072
Forgiveness of debt	(189,228)	-
Amortization	1,692	262
Cash paid for interest	(3,933)	-

Changes in operating assets and liabilities:
Prepaids and other receivables	(8,902)	(24,818)
Accounts payable	7,035	33,897
Accrued liabilities	1,962	12,036
Due to related parties	35,544	5,448
Net cash used in operating activities	(116,799)	(123,764)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	-	(61,799)
Acquisition of equipment	(27,725)	-
Net cash used in investing activities	(27,725)	(61,799)

Cash flows provided by financing activities:
Issuance of notes payable to related parties	264,410	182,212
Repayments of notes payable	(21,067)	-
Net cash provided by financing activities	243,343	182,212

Effects of foreign currency exchange	(8,101)	(1,035)

Increase (decrease) in cash	90,718	(4,386)
Cash, beginning	9,865	8,686
Cash, ending	$100,583	$4,300

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$(3,933)	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

Unaudited Interim Consolidated Financial Statements

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended October 31, 2020, are not necessarily indicative of the results that may be expected for the year ending January 31, 2021.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenues from mineral sales since inception, has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. The Company plans to mitigate these operating losses through controlling its operating costs. The Company plans to obtain sufficient working capital through additional debt or equity financing and private loans. At October 31, 2020, the Company had a working capital deficit of $48,179 and accumulated losses of $9,603,307 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate significant revenues in the future. These unaudited condensed consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in these unaudited condensed consolidated financial statements.

Uncertainty due to Global Outbreak of COVID-19

In March of 2020, the World Health Organization declared an outbreak of COVID-19 Global pandemic. The COVID-19 has impacted vast array of businesses through the restrictions put in place by most governments internationally, including the USA, Canadian and Chilean governments, as well as provincial and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the COVID-19 outbreak may impact the Company and its operations as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company’s ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company’s business and financial condition.

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31, 2020	January 31, 2020

Due to a company owned by an officer (a)	$8,485	$110
Due to a company controlled by directors (a)	9,671	7,172
Due to the Chief Executive Officer (“CEO”) (a), (b)	13,703	-
Due to the Chief Financial Officer (“CFO”) (a), (b)	4,379	-
Due to a major shareholder (a), (b)	2,500	-
Total due to related parties	$38,738	$7,282

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

The following amounts were due under the notes payable the Company issued to related parties:

	October 31, 2020	January 31, 2020

Note payable to CEO (c)	$546,851	$502,575
Note payable to CFO (c)	10,174	9,583
Note payable to a company controlled by directors (c)	116,017	109,984
Note payable to a major shareholder (c)	360,915	93,700
Total notes payable to related parties	$1,033,957	$715,842

(c)The notes payable to related parties are based on Level 2 inputs in the ASC 820 fair value hierarchy. The notes payable to related parties accumulate interest at a rate of 8% per annum, are unsecured, and are  payable on or after August 31, 2022.

During the three-month period ended October 31, 2020, the Company accrued $20,568 (October 31, 2019 - $16,393) in interest expense on the notes payable to related parties. During the nine-month period ended October 31, 2020, the Company accrued $56,457 (October 31, 2019 - $43,469) in interest expense on the notes payable to related parties.

Transactions with Related Parties

During the three and nine months ended October 31, 2020 and 2019, the Company incurred the following expenses with related parties:

	Three Months ended October 31,		Nine Months ended October 31,
	2020	2019	2020	2019
Consulting fees to a company owned by the CFO	$7,884	$-	$7,884	$-
Consulting fees to CFO	3,379	-	3,379	-
Consulting fees to CEO and President	11,263	-	11,263	-
Rent fees accrued to a company controlled by directors	2,253	-	2,253	-
Total transactions with related parties	$24,779	$-	$24,779	$-

NOTE 3 - UNPROVED MINERAL PROPERTIES

Following is the schedule of the Company’s unproved mineral properties as at October 31, 2020 and January 31, 2020:

Mineral Claims at October 31, 2020

Mineral Claims	January 31, 2020	Additions/ Payments	Effect of foreign currency translation	October 31, 2020
Farellon Project
Farellon Alto 1-8	$343,648	$-	$12,270	$355,918
Quina	132,455	-	4,730	137,185
Exeter	134,530	-	4,803	139,333
	610,633	-	21,803	632,436

Perth Project	42,484	-	1,517	44,001

Total Costs	$653,117	$-	$23,320	$676,437

Mineral Claims at January 31, 2020

	January 31, 2019	Additions/ Payments	Effect of foreign currency translation	January 31, 2020
Farellon Project
Farellon Alto 1-8	$411,268	$-	$(67,620)	$343,648
Quina	158,519	-	(26,064)	132,455
Exeter	109,584	50,000	(25,054)	134,530
	679,371	50,000	(118,738)	610,633

Perth Project	51,178	-	(8,694)	42,484

Total Costs	$730,549	$50,000	$(127,432)	$653,117

NOTE 4- COMMON STOCK

Warrants

During the nine-month period ended October 31, 2020, 2,500,000 warrants issued as part of the April 20, 2018, private placement expired unexercised. The Company has no warrants outstanding as at October 31, 2020 (January 31, 2020 - 2,500,000).

NOTE 5- FORGIVENESS OF DEBT

During the nine-month period ended October 31, 2020, the Company recorded $74,336 as forgiveness of debt associated with reversal of an old debt which exceeded the statute of limitations as promulgated under Chilean Laws (October 31, 2019 - $Nil).

During the nine-month period ended October 31, 2020, the Company entered into an agreement with its former legal representative in Chile (the “Debt Holder”) whereby the Debt Holder agreed to forgive the amounts the Company owed to him for unpaid salaries, being $127,277 (101,385,974 pesos), and a total of $25,487 (20,302,303 pesos) the Company owed under 8% notes payable, in exchange for $40,000, of which $25,000 the Company paid on August 10, 2020. The remaining $15,000 payable to the Debt Holder accumulates no interest and is payable at the discretion of the Company but no later than on October 29, 2021. The transaction resulted in $114,892 forgiveness of debt.

NOTE 6 - WITHHOLDING TAXES PAYABLE

During the nine-month period ended October 31, 2020, the Company reclassified $108,079 in Chilean withholding taxes payable from current- to long-term. As at October 31, 2020, the Company had a total of $109,076 in Chilean withholding taxes payable.

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

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at October 31, 2020, to the year ended January 31, 2020.

Table 1: Comparison of financial condition

	October 31, 2020	January 31, 2020
Working capital deficit	$(48,179)	$(424,129)
Current assets	$114,911	$15,629
Unproved mineral properties	$676,437	$653,117
Total current liabilities	$163,090	$439,758
Total long-term liabilities	$1,033,957	$715,842
Common stock and additional paid in capital	$9,173,285	$9,173,285
Accumulated other comprehensive loss	$(57,224)	$(74,449)
Deficit	$(9,603,307)	$(9,584,892)

Selected Financial Results

THREE AND NINE MONTHS ENDED OCTOBER 31, 2020 AND 2019

Our operating results for the three and nine months ended October 31, 2020 and 2019, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended			Nine Months Ended
	October 31, 2020	October 31, 2019	Percentage Increase / (Decrease)	October 31, 2020	October 31, 2019	Percentage Increase / (Decrease)
Operating expenses	$(86,672)	$(56,937)	52.2%	$(149,357)	$(150,699)	(0.9)%
Other items:
Foreign exchange gain (loss)	(909)	17	(5,447.1)%	(840)	110	(863.6)%
Forgiveness of debt	114,892	-	n/a	189,228	-	n/a
Interest on notes payable	(20,586)	(16,923)	21.6%	(57,446)	(45,072)	27.5%
Net income/(loss)	6,725	(73,843)	(109.1)%	(18,415)	(195,661)	(90.6)%
Unrealized foreign exchange gain (loss)	(9,607)	(17,819)	(46.1)%	17,225	(43,195)	(139.9)%
Comprehensive loss	$(2,882)	$(91,662)	(96.9)%	$(1,190)	$(238,856)	(99.5)%

Revenue. We did not generate any revenue during the three and nine months ended October 31, 2020 and 2019. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three and nine months ended October 31, 2020 and 2019, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended			Nine Months Ended
Operating expenses	October 31, 2020	October 31, 2019	Percentage Increase / (Decrease)	October 31, 2020	October 31, 2019	Percentage Increase / (Decrease)
Amortization	$1,580	$78	1,925.6%	$1,692	$262	545.8%
Consulting	22,526	-	n/a	22,526	-	n/a
General and administrative	6,251	22,621	(72.4)%	21,010	47,792	(56.0)%
Mineral exploration costs	1,151	6,380	(82.0)%	4,250	12,487	(66.0)%
Professional fees	42,505	10,311	312.2%	63,469	35,151	80.6%
Regulatory	2,508	750	234.4%	13,479	5,228	157.8%
Rent	2,253	-	n/a	2,253	-	n/a
Salaries, wages and benefits	7,898	16,797	(53.0)%	20,678	49,779	(58.5)%
Total operating expenses	$86,672	$56,937	52.2%	$149,357	$150,699	(0.9)%

Our operating expenses for the three-month period ended October 31, 2020 were $86,672, as compared to $56,937 we incurred for the three-month period ended October 31, 2019. The $29,735, or 52.2% increase in operating expenses during the three-month period ended October 31, 2020, was associated mainly with a $32,194 increase in our professional fees, which increased from $10,311 we incurred during the three-month period ended October 31, 2019, to $42,505 we incurred during the three-month period ended October 31, 2020, and with $22,526 we incurred in consulting fees, the expense we did not incur during the comparative period in our fiscal 2019-20 year. Our rent fees of $2,253, regulatory fees of $2,508, and amortization expense of $1,580 we incurred during the three-month period ended October 31, 2020, were also slightly higher as compared to $Nil, $750, and $78, respectively, we recorded during the three-month period ended October 31, 2019.

The above increases were in part offset by a $16,370 decrease in general and administrative fees, which  we were able to reduce from $22,621 we incurred during the three-month period ended October 31, 2019, to $6,251 we incurred during the three-month period ended October 31, 2020; by an $8,899 decrease in salaries, wages and benefits expense, and by a $5,229 decrease in mineral exploration expenses.

The most significant year-to-date changes in our operating expenses were as follows:

•Our professional fees increased by $28,318, or 80.6%, from $35,151 we incurred during the nine-month period ended October 31, 2019, to $63,469 we incurred during the nine-month period ended October 31, 2020. This increase was mainly associated with legal fees required to prepare our Registration Statement on Form S-4, which we filed on December 4, 2020.

•During the nine-month period ended October 31, 2020, we incurred $22,526 in consulting fees to our CEO, CFO, and Da Costa Management Corp, the company controlled by our CFO.

•Our regulatory fees increased by $8,251, or 157.8%, from $5,228 we incurred during the nine-month period ended October 31, 2019, to $13,479 we incurred during the nine-month period ended October 31, 2020. This increase was in part associated with the Company’s decision to switch its transfer agent, and in part with extra fees associated with regulatory filings.

•Our salaries paid to the staff employed through our Chilean subsidiary decreased by $29,101, or 58.5% to $20,678 from $49,779 we incurred during the nine-month period ended October 31, 2019. The decrease resulted from an extended leave without pay of one of our Chilean employees, who resigned on July 31, 2020, and only a part-time employment of new support staff.

•Our general and administrative expenses decreased by 56%, or $26,782 to $21,010 during the nine-month period ended October 31, 2020, as compared to $47,792 we incurred in general and administrative expenses during the comparative period ended October 31, 2019. The decrease was associated mostly with decreased office and administrative expenses, which amounted to $3,303 and $12,686, respectively (2020 - $15,238, and $21,558), travel and entertainment fees of $275 (2020 - $2,318), and absence of advertising and promotion activities (2020 - $2,845).

•Our mineral and exploration expenses decreased by $8,237, or 66%; from $12,487 we incurred during the nine-month period ended October 31, 2019, to $4,250 we incurred during the nine-month period ended October 31, 2020. The higher mineral exploration expenses during the comparative nine-month period ended October 31, 2019, were associated with the payment of 2019/20 property taxes. During the nine-month period ended October 31, 2020, the Company paid property taxes on Farellon 1-8 claim; the property taxes payable for all other concessions remained unpaid at October 31, 2020.

Other items. To continue our operations, we were required to incur additional debt with our debt holders. Our notes payable carry 8% annual interest, which resulted in $20,586 in interest we accrued during the three-month period ended October 31, 2020, representing a $3,663 increase as compared to $16,923 in interest we accrued during the three-month period ended October 31, 2019. On a year-to-date basis our interest on current debt was $57,446 representing a $12,374 increase as compared to $45,072 in interest we accrued during the nine-month period ended October 31, 2019.

During the first quarter of our fiscal 2021 year we reversed an old debt which exceeded the statute of limitations as promulgated under Chilean Laws; the amount reversed was $74,336 and was recorded as forgiveness of debt for the three-month period ended April 30, 2020. During the three-month period ended October 31, 2020, we entered into an agreement with our former legal representative in Chile (the “Debt Holder”) whereby the Debt Holder agreed to forgive the amounts we owed him for unpaid salaries, being $127,277 (101,385,974 pesos), and $25,487 (20,302,303 pesos) we owed under 8% note payable, in exchange for $40,000, of which $25,000 we paid on August 10, 2020. The remaining $15,000 payable to the Debt Holder accumulates no interest and is payable at the discretion of the Company but no later than on October 29, 2021. The transaction resulted in $114,892 forgiveness of debt. We did not have similar transactions during the nine-month period ended October 31, 2019.

During the three-month period ended October 31, 2020, we recorded $909 loss on foreign exchange fluctuations (October 31, 2019- $17 gain). For the nine-month period ended October 31, 2020, foreign exchange fluctuations resulted in $840 loss (October 31, 2019- $110 gain).

Comprehensive loss. Our comprehensive loss for the three-month period ended October 31, 2020, was $2,882 as compared to $91,662 we recorded for the three-month period ended October 31, 2019. During the three-month period ended October 31, 2020, the comprehensive loss included $9,607 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative three-month period ended October 31, 2019, the comprehensive loss included $17,819 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

On a year-to-date basis our comprehensive loss was $1,190 as compared to $238,856 we recorded for the nine-month period ended October 31, 2019. During the nine-month period ended October 31, 2020, the comprehensive loss included $17,225 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative nine-month period ended October 31, 2019, the comprehensive loss included $43,195 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	October 31, 2020	January 31, 2020	Percentage Increase / (Decrease)
Current assets	$114,911	$15,629	635.2%
Current liabilities	163,090	439,758	(62.9)%
Working capital deficit	$(48,179)	$(424,129)	(88.6)%

As of October 31, 2020, we had a cash balance of $100,583, our working capital was represented by a deficit of $48,179 and cash used in operations totaled $116,799 for the period then ended.

We did not generate cash flows from our operating activities to satisfy our cash requirements for the three- and nine-month periods ended October 31, 2020. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flow

Table 5 summarizes our sources and uses of cash for the six months ended October 31, 2020 and 2019.

Table 5: Summary of sources and uses of cash

	October 31,
	2020	2019
Net cash used in operating activities	$(116,799)	$(123,764)
Net cash used in investing activities	(27,725)	(61,799)
Net cash provided by financing activities	243,343	182,212
Effects of foreign currency exchange	(8,101)	(1,035)
Net increase/(decrease) in cash	$90,718	$(4,386)

Net cash used in operating activities

During the nine months ended October 31, 2020, we used net cash of $116,799 in operating activities. We used $152,438 to cover our cash operating costs and $8,902 to prepay our future expenses. These uses of cash were offset by $35,544 increase to the amounts due to our related parties mainly for consulting services provided by them to our Company, $7,035 increase to our outstanding vendor payables, and $1,962 increase to our accrued liabilities.

During the nine months ended October 31, 2019, we used net cash of $123,764 in operating activities. We used $150,327 to cover our cash operating costs, and $24,818 to prepay our future expenses and increase our GST receivable. These uses of cash were offset by $33,897 and $5,448 increases to our accounts payable and amounts due to related parties, respectively, and by $12,036 increase in our accrued liabilities, which were mainly associated with an accrual of estimated penalty that we expected to be assessed by the Canada Revenue Agency for late filing of the Canadian tax returns.

Certain non-cash changes included in the net loss for the period

During the nine-month period ended October 31, 2020, our outstanding notes payable to related parties resulted in the accrual of $56,457 in interest, and our notes payable to non-related party accumulated $989 in interest. The accrued interest was in part reduced by $3,993 cash payment we made to our former legal representative in Chile under the debt settlement agreement. In addition, we recorded $1,692 in amortization of our work trucks used for Chilean operations. During the nine-month period ended October 31, 2020, we recorded $74,336 forgiveness of debt on reversal of old debt which exceeded the statute of limitation promulgated under Chilean Law, and $114,892 on forgiveness of debt which resulted from our debt settlement agreement with our former legal representative in Chile.

During the nine-month period ended October 31, 2019, our outstanding notes payable to related parties resulted in the accrual of $43,469 in interest, and our notes payable to non-related party accumulated $1,603 in interest. In addition, we recorded $262 in amortization of our work truck used for Chilean operations.

Net cash used in investing activities

During the nine months ended October 31, 2020, we used $27,725 to acquire a new vehicle which will be used in our field operations.

During the nine months ended October 31, 2019, we spent $11,799 paying 2019/20 mineral property taxes on exploration claims comprising our Perth and Farellon Properties. In addition, we used $50,000 to make the fifth and final option payment pursuant to our option agreement to acquire the Exeter claim.

Net cash provided by financing activities

During the nine months ended October 31, 2020, we borrowed $224,728 (CAD$300,000) and $23,000 from Mr. Richard Jeffs, our major shareholder. In addition, our CEO advanced us $15,228 (CAD$20,000) and $1,454 as part of vendor payments she made on our behalf. The loans are unsecured, bear interest at 8% per annum, compounded monthly, and are payable on or after August 31, 2022 (as renegotiated with the note holders). In addition, during the nine months ended October 31, 2020, we paid a total of $25,000 to our former legal representative in Chile pursuant to our debt settlement agreement with him. We applied $21,067 to the principal under the notes payable we issued to him and $3,933 to interest accrued on these notes.

During the nine months ended October 31, 2019, we borrowed $54,277 (CAD$72,095) and $52,935 from our CEO. During the same period we borrowed $75,000 from Mr. Richard Jeffs, our major shareholder. The loans are unsecured, bear interest at 8% per annum, compounded monthly, and are payable on or after August 31, 2022, as renegotiated in Fiscal 2021 year.

Going Concern

The condensed consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible. At October 31, 2020, we had a working capital deficit of $48,179 and accumulated losses of $9,603,307. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Unproved Mineral Properties

Table 6: Active properties

		Hectares
Property	Percentage, type of claim	Gross area	Net area(a)
Carrizal Property
Farellón Project
Farellón Alto 1 - 8	100%, mensura	66
Quina 1 - 56	100%, mensura	251
Exeter 1 - 54	100%, mensura	235
Cecil 1 - 49	100%, mensura	228
Teresita	100%, mensura	1
Azucar 6 - 25	100%, mensura	88
Stamford 61 - 101	100%, mensura	165
Kahuna 1 - 40	100%, mensura	200

Table 6: Active properties (continued)

		Hectares
Property	Percentage, type of claim	Gross area	Net area(a)
Carrizal Property
Perth Project
Perth 1-36	100%, mensura	109
Rey Arturo 1-29	100%, mensura	276
Lancelot II 1-23	100%, mensura	115
Lancelot 1 1-27	100%, mensura	260
Merlin IB 1 al 10	100%, mensura	38
Merlin I A 1 al 48	100%, mensura	220
Tristan II B 1 al 4	100%, mensura	7
Galahad IA 1 al 44	100%, mensura	217
Camelot 1 al 53	100%, mensura	227
Galahad I C	100%, mensura	4
Tristan II A 1 al 55	100%, mensura	261
Galahad I B 1 al 3	100%, mensura	10
Percival 4 1 al 60	100%, mensura	300
			2,044
Mateo Property
Margarita	100%, mensura	56
Che 1 & Che 2	100%, mensura	76
Irene & Irene II	100%, mensura	60
		192
Overlapped claims(a)		(10)	182
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

Contingencies and Commitments

We had no contingencies at October 31, 2020.

As of the date of the filing this Quarterly Report, we have the following long-term contractual obligations and commitments, notwithstanding $1,033,957 we owe to our related parties under notes payable that are due on or after August 31, 2022, and $109,076 in Chilean withholding taxes payable:

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

Debt Financing

During the nine-month period ended October 31, 2020, and up to the date of the filing of this Quarterly Report on Form 10-Q, we borrowed a total of $224,728 (CAD$300,000) and $23,000 from Mr. Jeffs and $15,228 (CAD$20,000) and $1,454 from our CEO.  The loans are unsecured, due on or after August 31, 2022 (as renegotiated with the note holders), with interest payable at a rate of 8% per annum, compounded monthly.

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

As at October 31, 2020, we owed $1,033,957 to related parties under long-term notes payable, which will become payable on or after August 31, 2022 and $109,076 in withholding taxes that will become payable to Chilean tax authorities only when Polymet is in position to start paying the administrative fees it owes us. In addition to the long-term debt, we had $163,090 in current liabilities, which are payable on demand. We do not have the funds to pay all our current liabilities, and as such, we may decide to offer some vendors to convert the amounts we owe them into shares of our common stock. Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the nine-month period ended October 31, 2020, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Transactions with Caitlin L. Jeffs

During the nine-month period ended October 31, 2020, we borrowed $15,228 (CAD$20,000) and $1,454 from Ms. Jeffs, our CEO, and accrued $30,269 in interest on notes payable we issued to Ms. Jeffs for a total owed under the USD$ notes payable of $4,102 and $542,729 (CAD$722,833) owed on account of CAD$ notes payable, which were outstanding as at October 31, 2020. The notes payable accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after August 31, 2022, as renegotiated with Ms. Jeffs. In addition to the amounts due under the notes payable, the Company incurred $11,263 (CAD$15,000) in consulting fees with Ms. Jeffs.

Transactions with Fladgate Exploration Consulting Corporation

During the nine-month period ended October 31, 2020, we accrued $6,622 on a total of $96,932 (CAD$129,093) in notes payable we issued to Fladgate. As at October 31, 2020 we owed Fladgate a total of $116,017 (CAD$154,511) under the outstanding notes payable, which accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after August 31, 2022, as renegotiated with Fladgate. In addition to the amounts due under the notes payable, we incurred $2,253 (CAD$3,000) in office rent fees due to Fladgate under a month-to-month verbal agreement. As at October 31, 2020, we owed Fladgate a total of $9,671 for services and reimbursable expenses.

Transactions with John da Costa

During the nine-month period ended October 31, 2020, we accrued $591 on $8,500 note payable we issued to Mr. da Costa, which was outstanding as at October 31, 2020. At October 31, 2020, the total owed under the note payable we issued to Mr. da Costa was $10,174. The note payable accumulates interest at 8% per annum compounded monthly, is unsecured and repayable on or after August 31, 2022, as renegotiated with Mr. da Costa. In addition to the amounts due under the note payable, the Company incurred $3,379 (CAD$4,500) in consulting fees with Mr. da Costa.

Transactions with Da Costa Management Corp.

During the nine-month period ended October 31, 2020, we incurred $7,884 (CAD$10,500) in consulting fees with Da Costa Management Corp. As at October 31, 2020, we owed Da Costa Management a total of $8,485 for services and reimbursable expenses.

Loans from Richard N. Jeffs

During the nine-month period ended October 31, 2020, Mr. Jeffs advanced us $224,728 (CAD$300,000) and $23,000 at 8% annual interest compounded monthly and repayable on or after August 31, 2022. During the nine-month period ended October 31, 2020, we accrued $6,241 in interest due on a total of $113,000 in notes payable we issued to Mr. Jeffs, and $12,517 interest on the CAD$300,000 notes payable. All notes payable issued to Mr. Jeffs accumulate interest at 8% per annum compounded monthly, are unsecured, and repayable on or after August 31, 2022, as renegotiated with Mr. Jeffs.

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
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2020, formatted in XBRL

(i)    Condensed Consolidated Balance Sheets;

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

Dated: December 14, 2020

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs Chief Executive Officer (Principal Executive Officer) and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa Chief Financial Officer (Principal Accounting Officer)