Form 10-K
period 2021-01-31
RED METAL RESOURCES, LTD.
filed 2021-05-03
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2021

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 000-52055

RED METAL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	20-2138504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of July 31, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of the common equity was $672,152.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 3, 2021, was 41,218,008.

ii

GLOSSARY OF SELECTED MINING AND TECHNICAL TERMS

The following is a glossary of selected mining terms used in the United States and Canada and referenced in this Annual Report on Form 10-K:

Term	Definition
Ag	Silver
Assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.
Au	Gold
Bulk sample	A large sample of mineralized rock, frequently hundreds of tonnes, selected in such a manner as to be representative of the potential mineral deposit (orebody) being sampled and used to determine metallurgical characteristics.
Core	The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling
Core sample	One or several pieces of whole or split parts of core selected as a sample for analysis or assay.
Cross-cut	A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody. The term is also used to signify that a drill hole is crossing the mineralization at or near right angles to it.
Cu	Copper
Cut-off grade	The lowest grade of mineralized rock that qualifies as ore grade in a given deposit, and is also used as the lowest grade below which the mineralized rock currently cannot be profitably exploited. Cut-off grades vary between deposits depending upon the amenability of ore to gold extraction and upon costs of production.
Diorite	An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene.
Drift	A horizontal or nearly horizontal underground opening driven along a vein to gain access to the deposit.
Exploration	Prospecting, sampling, mapping, diamond drilling and other work involved in searching for or defining a mineral deposit.
Fault	A break in the earth’s crust caused by tectonic forces which have moved the rock on one side with respect to the other.
Grade	Term used to indicate the concentration of an economically desirable mineral or element in its host rock as a function of its relative mass. With gold or silver, this term may be expressed as grams per tonne (g/t) or ounces per tonne (opt or oz/t).
Gram	0.0321507 troy ounces
g/t	Grams per metric tonne
Ha	Hectare(s). Equal to 2.471 acres.
Hydrothermal	Processes associated with heated or superheated water, especially mineralization or alteration.
Km	Kilometre(s). Equal to 0.62 miles.
M	Metre(s). Equal to 3.28 feet.
Metamorphic	Affected by physical, chemical, and structural processes imposed by depth in the earth’s crust.
Mine	An excavation on or beneath the surface of the ground from which mineral matter of value is extracted.
Net Smelter Return (“NSR”)	A payment made by a producer of metals based on the value of the gross metal production from the property, less deduction of certain limited costs including smelting, refining, transportation and insurance costs.
Orebody	A term used to denote the mineralization contained within an economic mineral deposit.
Outcrop	An exposure of rock or mineral deposit that can be seen on the surface, that is, not covered by soil or water.

Term	Definition
Oxidation	A chemical reaction caused by exposure to oxygen that results in a change in the chemical composition of a mineral.
Oz	Ounce. A measure of weight in gold and other precious metals, correctly troy ounces, which weigh 31.1 grams as distinct from an imperial ounce which weigh 28.4 grams.
RC drilling	Reverse Circulation drilling is one of the drilling methods, where drill cuttings are returned to surface inside the rods.
Shaft	A vertical passageway to an underground mine for moving personnel, equipment, supplies and material including ore and waste rock.
Strike	The direction, or bearing from true north, of a vein or rock formation measure on a horizontal surface.
Stringer	A narrow vein or irregular filament of a mineral or minerals traversing a rock mass.
Sulphides	A group of minerals which contains sulfur and other metallic elements such as copper and zinc. Gold is usually associated with sulphide enrichment in mineral deposits.
Tailings	Material rejected from a mill after most of the recoverable valuable minerals have been extracted.
Vein	A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.
Zone	An area of distinct mineralization.

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

ITEM 1: BUSINESS

Red Metal Resources Ltd. was incorporated under the Nevada Business Corporations Act on January 10, 2005, as Red Lake Exploration, Inc. On August 27, 2008, the name of the Company was changed to Red Metal Resources Ltd. In addition to the name change, the Company’s Articles of Incorporation were amended to increase the amount of the total authorized capital stock of the Company from 75,000,000 shares with a par value of $0.001 designated as Common Stock to 500,000,000 shares with a par value of $0.001.

On February 10, 2021, the Company changed its corporate jurisdiction from the State of Nevada to the Province of British Columbia by means of a process called a “conversion” under the Nevada Revised Statutes and a “continuation” under the Business Corporations Act (British Columbia). The Articles of Incorporation and Bylaws of the Company, under the Nevada Revised Statutes, were replaced with the Articles of the Company, under the Business Corporations Act (British Columbia), upon the Company’s continuation to British Columbia. The authorized capital of the Company was amended to an unlimited number of common shares without par value.

The Company’s head office is located at 278 Bay Street, Suite 102, Thunder Bay, Ontario, P7B 1R8. The Company’s registered office address is 700 – 595 Burrard Street, Vancouver, British Columbia, V7X 1S8.

On August 21, 2007, the Company formed Minera Polymet Limitada (“Polymet”) as a limited liability company, under the laws of the Republic of Chile. On September 28, 2015, the Company changed Polymet’s incorporation from Limited Liability Company to a Closed Stock Corporation (“SpA”). As of the date of this Annual Report on Form 10-K the Company owns 100% of Polymet, which holds its Chilean mineral property interests.

General

The Company is engaged in the business of mineral exploration in Chile with the objective to explore and, if warranted, develop mineral properties. All of the Company’s mineral claims are located in the Candelaria iron oxide copper-gold (IOCG) belt of the coastal cordillera, in the Carrizal Alto Mining District, III Region of Atacama, Chile. The Company has three active copper-gold projects on two properties, namely the Farellón and Perth Projects both located on the Carrizal Property, and the Mateo Project located on the Mateo Property. In addition to holding these active properties, as an exploration company, the Company periodically stakes, purchases or options claims to allow time and access to fully consider the geological potential of claims.

The Company’s flagship project, the Farellón Project, is a mid-stage exploration project consisting of eight mining concessions totaling 1,234 hectares.

The Company acquired the initial mining claim for the Farellón Project pursuant to an assignment agreement between Polymet and Minera Farellón Limitada (“Minera Farellón”) dated September 25, 2007, and amended on November 20, 2007. Under the terms of the assignment agreement, Minera Farellón agreed to assign to Polymet its option to buy the Farellón 1 al 8 mining concession. Polymet acquired the option on April 25, 2008, and concurrently assumed all of Minera Farellón’s rights and obligations under the Farellón option agreement. Polymet exercised the option and bought the property from the vendor on April 25, 2008. The patented mining concessions are registered in the name of and owned 100% by Polymet.

On September 17, 2008, the Company acquired the Cecil 1 - 49, Cecil 1 - 40 and Burghley 1 - 60 claims for an aggregate purchase price of $27,676. On December 1, 2009, the Company initiated the manifestacion process by applying to convert the Cecil 1 - 40 and Burghley 1 - 60 exploration (pedimento) claims to mining (mensura) claims. In January 2013 the Company abandoned the manifestacion process for the Cecil 1-40 and Burghley 1-60 claims as the Company discovered that the most prospective ground, as outlined in the Company’s prospecting and mapping program completed in April 2012, was covered by several mensuras underlying both claims.

On August 21, 2012, the Company acquired four mineral claims - Azucar 6-25, Kahuna 1-40, Stamford 61-101, and Teresita - through the government auction for a total price of $19,784.

On December 15, 2014, the Company entered into an option agreement with David Marcus Mitchell to earn 100% interest in a Quina 1-56 clam (the “Quina Claim”). The Quina Claim covers 251 hectares and is centered at 310,063 east and 6,890,435 south UTM PSAD56 Zone 19 and is contiguous to the Farellón Property. Acquisition of the Quina Claim added approximately 2 kilometers of strike length of the Farellón veins. In order to acquire the 100% interest in the Quina Claim the Company paid a total of $150,000 in combined stock and cash payments and completed the acquisition on December 15, 2018.

On June 3, 2015, the Company entered into an option agreement, made effective on June 15, 2015, with Minera Stamford S.A., to earn 100% interest in a mining claim known as “Exeter 1-54” (the “Exeter claim”). The Exeter claim totals 235 hectares and is contiguous to the Farellón Property, which is located in the Carrizal Alto mining district, located approximately 75 kilometers northwest of the city of Vallenar, 150 kilometers south of Copiapo and 20 kilometers west of the Pan American Highway. In order to acquire 100% interest in the Exeter claim, the Company paid a total of $150,000 and completed the transaction on May 12, 2019.

The Company’s Perth and Mateo Projects are both early-stage exploration projects. The Perth Project is composed of 13 mining concessions covering 2,044 hectares and the Mateo Project is composed of 5 mining concessions covering 182 hectares. Both projects are 100% owned by Polymet.

These properties form substantial land holdings in a historical mining district, which was a prolific past producer, shut down due to economic conditions, rather than exhaustion of deposits. The Company’s Carrizal Property, adjacent and contiguous to the Carrizal Alto Mine, has undergone only limited modern exploration, which has so far demonstrated the potential of the property to host a mineralized deposit.

To date the Company has not determined whether its claims contain mineral reserves that are economically recoverable, and it has not produced revenues from its principal business.

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

Due to the complicated nature of the land tenure system in Chile, Red Metal has engaged a land tenure specialist who sends a monthly report on the status of all claims in the areas the Company is working in. This report includes a list of any new concessions in our area and any obligation on the Company’s part to notify new concession holders of its existing concessions.

Unproved mineral properties

Due to a lack of operating capital, during the past two fiscal years ended January 31, 2021 and 2020, the Company conducted no material exploratory operations on any of its properties. Until the Company is able to raise operating capital, which the Company cannot assure that it can do, the Company will not be able to initiate new exploration efforts or continue the exploration efforts it has begun. In the past the Company entered into several various agreements, being the joint ventures or the option agreements to acquire an interest in its claims. These agreements give the Company confidence there are opportunities to raise funds by selling some of its properties or by entering into joint venture agreements to continue developing some of its properties.

Active properties

Through a number of transactions since 2007, the Company has assembled its active mineral properties identified and further detailed in Figure 1 and Table 1, respectively, below as the Farellón Property, the Perth Property, and the Mateo Property:

Figure 1: Location and access to active properties (accessible by road from Vallenar)

Table 1: Active Properties

		Hectares
Property	Percentage, type of claim	Gross area	Net area(a)
Farellón
Farellón Alto 1 – 8	100%, mensura	66
Quina 1 – 56	100%, mensura	251
Exeter 1 – 54	100%, mensura	235
Cecil 1 – 49	100%, mensura	228
Teresita	100%, mensura	1
Azucar 6 – 25	100%, mensura	88
Stamford 61 – 101	100%, mensura	165
Kahuna 1 – 40	100%, mensura	200
		1,234	1,234
Perth
Perth 1 - 36	100%, mensura	109
Rey Arturo 1-30	100%, mensura	276
Lancelot 1 1-27	100%, mensura	260
Galahad IA 1 - 44	100%, mensura	217
Camelot 1 - 53	100%, mensura	227
Percival 4 1 - 60	100%, mensura	300
Tristan II A 1 - 55	100%, mensura	261
Galahad IB 1 - 3	100%, mensura	10
Tristan II B 1 - 4	100%, mensura	7
Merlin IB 1 - 10	100%, mensura	38
Merlin A 1 - 48	100%, mensura	220
Lancelot II 1 - 23	100%, mensura	115
Galahad IC	100%, mensura	4
		2,044	2,044
Mateo
Margarita	100%, mensura	56
Che 1 and Che 2	100%, mensura	76
Irene and Irene II	100%, mensura	60
		192
Overlapped claims(a)		(10)	182
			3,460

(a)	Irene and Irene II overlap each other; the net area of both claims is 50 hectares.

Carrizal Property – Farellón And Perth Projects

Property Description and Location

The Carrizal Property is located approximately 700 km north of Chile’s capital city of Santiago, in Region III, referred to as the “Region de Atacama”. The Carrizal Property lies within the Carrizal Alto Mining District, straddling the border between Huasco and Copiapo provinces, approximately 75 km northwest of the City of Vallenar, 150 km south of Copiapo, and 20 km west of the Pan-American Highway. The centre of the Carrizal Property is situated at coordinates 308750 mE and 6895000 mN (PSAD56 UTM Zone 19, Southern Hemisphere).

The Carrizal Property has historically been subdivided into two separate projects, namely the Perth and Farellón project areas, representing roughly the northern and southern halves of the Carrizal Property, respectively. The Carrizal Property consists of 21 mining concessions (“mensuras”). The Carrizal Property covers a total area of 3,278 hectares (2,044 ha in the Perth Project and 1,234 ha in the Farellón Project) (Figures 2, 3 & 4).

Figure 2 - Location of the Farellón and Perth project claim blocks of the Carrizal Property, Region III, Region de Atacama, northern Chile.

Figure 3 - Claims in the northern portion of the Carrizal Property referred to as the Perth Project area

8

307,500 mE
310,000 mE
312,500 mE
315,000 mE
N
6,892,500 mN
6,890,000 mN
6,887,500 mN
Carrizal Alto Historic Mine
Cecil 1-49
Kahuna 1/40
Farellon 1-8
Exeter 1 54/235
Quina 1/56
Teresita
Azucar
6/25
Stamford 61/101
0
1,000
2,000
meters
Legend
Mensura
Carrizal Alto
Historic Mining Area
Other Party Claims
Llanos De Challe
National Park Boundary
Farellon
Mineral Concessions
19/02/2018
PSAD56 Z19S
Carrizal Property,
III Region, Chile

Figure 4 - Claims in the northern portion of the Carrizal Property referred to as the Farellon Project area

Accessibility

The Carrizal Property is readily accessible from the City of Vallenar, Chile, via both paved and well-maintained dirt roads. Access is primarily gained by taking the Pan-American highway (Ruta 5) north from Vallenar to the Carrizal turn-off (approximately 20 km north). From the turn-off, a well-maintained dirt road runs to the CMP Cerro Colorado iron mine and continues to Canto del Agua and towards Carrizal Alto. From this route, a dirt side road then leads directly to the Carrizal Property (Figure 1).

Title/Interest

The Company owns all of the concessions in the Carrizal Property, through right of title.

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

Other Land Tenure Agreements

There are pre-existing Net Smelter Return Royalties (“NSR”) on the properties as outlined in Table 2 below and there are no other known land tenure agreements regarding the Carrizal Property. To date, all mining concessions that comprise the Carrizal Property have been surveyed by the Chilean government.

Table 2 - Pre-existing NSRs on various concessions, Carrizal Property

Concession Name	Concession Type	Concession Number
Southern claim block (Farellón)
Farellón 1-8(1)	Mensura	033030156-2
Cecil 1-49	Mensura	033030329-8
Azúcar 6-25	Mensura	033030342-5
Kahuna 1-40	Mensura	033030360-3
Stamford 61-101	Mensura	033030334-4
Teresita	Mensura	033030361-1
Quina 1-56(2)	Mensura	033030398-0
Exeter 1-54(3)	Mensura	033030336-0
Northern claim block (Perth)
Perth 1-36	Mensura	033030383-2
Rey Arturo 1-30	Mensura	033030638-6
Lancelot 1 1-27	Mensura	033022832-6
Galahad IA 1-44	Mensura	03201D252-K
Camelot 1-53	Mensura	03201D253-8
Percival 4 1-60	Mensura	03201D256-2
Tristan II A 1-55	Mensura	03201D264-3
Galahad IB 1-3	Mensura	03201D55-4
Tristan II B 1-4	Mensura	03201D251-1
Merlin IB 1-10	Mensura	033030691-2
Merlin A 1-48	Mensura	033030692-0
Lancelot II 1-23	Mensura	033030690-4
Galahad IC	Mensura	03201D254-6

(1)	The Farellón 1-8 concession is subject to a 1.5% NSR, which can be bought out for US$600,000
(2)	The Quina 1-56 concession is subject to a 1.5% NSR, which can be bought out for US$1,500,000
(3)	The Exeter 1-54 concession is subject to a 1.5% NSR, which can be bought out for US$750,000

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

Exploration Plans and Permits

The Company holds an approved permit to mine up to 5,000 tonnes per month. This permit does not allow for processing to occur on site, but ore can be excavated up to 5,000 tonnes per month and delivered to an independent processor.

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

The current Carrizal Property is comprised of two contiguous blocks, namely the Farellón to the south and Perth to the north (Figure 2). Both of these blocks border the historically-productive Carrizal Alto Mine to the east, sharing geological and mineralogical attributes, and for consistency, the historical names have been retained.

Farellón Project Area

The Farellón block of concessions, which are contiguous with the Carrizal Alto Mine area, was mined on a limited basis in the 1940s. Very little information remains from this time period, except for a few plans of the limited underground mining (SERNAGEOMIN National Archives, Santiago, Chile).

In 1963, eight samples were taken from two high grade veins from the accessible workings within the Farellón project area, namely Veta Pique and Veta Naciente. These samples were analyzed for copper, gold, silver, and gangue oxides (Table 3). Unfortunately, no units of measure were provided in the 1963 report accompanying the assay grades, although wt% is most likely for copper. In conjunction with historic records from the 1940s, this information was incorporated into a mineral resource estimate (see below).

In the 2010 Technical Report by Micon on the Company’s Farellón Property (which corresponds roughly to the current Farellón Project area), the author stated that “no attempt was made to verify the sampling program of 1963, as the workings were not entirely accessible and there is no sample location map upon which to attempt to duplicate the samples” (Lewis, 2010).

Table 3 - Grades of Cu, Au, and Ag from Veins of the Farellón Project

Sample		Length	Grade
Number	Vein	(m)	Cu	Au	Ag	CaO	FeO	MgO	SiO2
1	Veta Pique	2.5	1.8	0.5	5	47.89	6.54	0.27	1.34
2	Veta Pique	2.45	6.9	1	20	31.14	13.77	0.3	2
3	Veta Pique	3	3	1	10	46.43	5.86	0.26	2.5
4	Veta Pique	1	1.2	0.2	5	31.52	3.49	0.3	25.66
5	Veta Naciente	2	2.4	0.5	5	47.99	5.52	0.32	1.5
6	Veta Naciente	1.8	3	1	5	38.25	6.09	0.23	17.84
7	Veta Pique	1.7	1.7	0.5	3	43.77	4.51	0.28	10
8	Veta Naciente	0.8	1.6	0.5	3	28.8	3.71	0.23	29.54
Total*		1.8	2.1	0.6	5	40.66	5.1	0.27	12.62

*	The arithmetic average for the total in the table excludes Sample 2.
Derived from the 1963 report in the Sernageomin files, National Archives, Chile.

Oliver Resources, an Irish-based company, through its Chilean subsidiary Oliver Resources Chile Ltda., briefly explored the Farellón Property in 1990 with a stream sediment sampling program and sampling of the Farellón Alto and Bajo mine dumps.

The Farellón Property was incorporated into a larger land package called the Azucar Project in the 1990s, owned by Minera Stamford S.A. (Minera Stamford), a Chilean exploration company. In a joint venture with Metalsearch, an Australian company, exploration on these concessions included geological mapping, rock chip sampling, soil geochemistry, reverse circulation (RC) drilling and metallurgical sampling. Geological mapping of the Azucar project showed a NE-trending sheared contact 50 to 200 m wide, containing significant consistent mineralization along a 2 km strike length. Minera Stamford collected 152 rock chip and dump samples from prospective areas along the mineralized shear zone, of which 36 samples fell within the boundary of the Farellón Project. Samples were analyzed for gold, copper and cobalt. The highest gold sample within the Farellón Property was 13.50 g/t Au, the highest copper result was 6.15% Cu, and the highest cobalt result was 0.68% Co. A total of 591 soil samples were also taken by Minera Stamford, but no records of this work have been located.

A reverse circulation drilling program of 33 holes totaling 6 486 m was completed between 1996 and 1997 targeting the shear zone on the Azucar property by the JV between Minera Stamford and Metalsearch. Twenty-two (22) of these holes were located within the Farellón Project area, representing a total of 3918 m. Drill holes were placed at irregular intervals along the mineralized shear zone, and the holes were sampled at regular 1 m intervals along their entire length. Results of this drill campaign confirmed the consistent presence of mineralization in the shear zone, to a vertical depth of ~200 m. As shown in Table 4, the highest gold concentration was 21.03 g/t Au, the highest copper result was 9.21% Cu, and the highest cobalt result was 0.58% Co (all of these results are over 1 m intervals).

Table 4 - Summary of the Minera Stamford-Metalsearch JV Reverse Circulation Drill Hole Statistics for the Farellón Project area

	UTM Coordinates
Hole Number	Easting	Northern	Elevation (m)	Azimuth (°)	Dip (°)	Depth (m)
FAR-96-06	308962.3	6888011	573	110	-62	100
FAR-96-07	308954.2	6888059	560	110	-62	163
FAR-96-09	309131.2	6888706	552	95	-65	242
FAR-96-010	309167.3	6888980	557	112	-75	211
FAR-96-011	309155.5	6888870	565	102	-62	169
FAR-96-013	309092.8	6888659	540	110	-65	257
FAR-96-014	309131.5	6888703	552	90	-90	203
FAR-96-015	309155	6888867	565	90	-90	200
FAR-96-016	309128.3	6888882	565	111	-65	200
FAR-96-017	309165.4	6888979	557	90	-90	200
FAR-96-018	309181	6889026	562	115	-65	51
FAR-96-019	309180	6889026	562	90	-90	200
FAR-96-020	309138.7	6888640	553	140	-65	150
FAR-96-021	309137.9	6888641	553	90	-90	200
FAR-96-022	309086.1	6888591	564	131	-65	150
FAR-96-023	309085.3	6888601	564	90	-90	200
FAR-96-024	309057.6	6888503	544	110	-65	150
FAR-96-025	309056.6	6888503	544	90	-90	172
FAR-96-026	309029.9	6888387	544	140	-65	150
FAR-96-027	309029.3	6888387	544	90	-90	199
FAR-96-028	309337.5	6889279	500	112	-65	150
FAR-96-029	309336.5	6889280	500	90	-90	201
Total						3,918

Table 5 - Summary of significant intercepts from the 1996-1997 RC Drilling Program by Minera Stamford and Metalsearch within the Farellón Project area

Drill Hole	Significant Interval (m)			Assay Results
	From	To	Length	Gold (g/t)	Copper (%)	Cobalt (%)
FAR-96-06	49	54	5	0.15	0.73	0.01
FAR-96-07	25	34	9	0.38	1.05	0.02
FAR-96-09	57	84	27	0.51	0.91	0.03
FAR-96-010	31	36	5	1	0.68	0.04
FAR-96-011	20	26	6	0.67	0.46	0.02
FAR-96-013	86	93	7	0.87	1.68	0.04
FAR-96-014	77	83	6	0.66	0.85	0.06
FAR-96-015	59	79	20	0.99	0.98	0.06
	99	109	10	0.18	1.02	0.03
FAR-96-016	24	26	2	0.95	1.57	0.02
	64	70	6	0.73	0.81	0.07
FAR-96-020	14	16	2	0.46	1.85	0.05
	39	43	4	0.75	0.9	0.03
FAR-96-021	22	25	3	4.17	5.29	0.11
FAR-96-022	29	39	10	1.53	1.31	0.04
FAR-96-022	100	108	8	3.72	2.49	0.06
FAR-96-023	50	53	3	0.48	1.1	0.06
	59	64	5	0.28	0.78	0.03
	132	147	15	0.6	1.42	0.03
FAR-96-024	33	36	3	0.94	2.89	0.06
FAR-96-025	65	85	20	0.97	1.22	0.02
FAR-96-028	55	58	3	0.12	0.52	0.06
FAR-96-029	30	34	4	0.18	1.15	0.07

The historic Farellón workings are in metamorphic units within the sheared metamorphic/tonalite contact zone which is about 200m wide. The workings are large but restricted to the oxide zone and range from 1-20 m wide. A sample of the wall rock and quartz veined metamorphic rocks taken by Minera Stamford returned 3.0% copper, 1.4 g/t gold, 0.08% cobalt, and 1.1% arsenic.

The lower Farellón workings are several hundred metres to the south and associated with massive siderite. A sample collected by Minera Stamford of the lode material returned 5.6% copper, 2.4 g/t gold, 0.02% cobalt. A 20 ton trial parcel of material from the Farellón workings in the 1950s is reported to have returned over 1% cobalt.

The Company acquired the rights to the Farellón Property on April 25, 2008, upon its Chilean subsidiary exercising the option to buy the property from Minera Farellón. The Company drilled five RC drill holes in 2009, totaling 725m using a Tramrock Dx40 RC rig. This larger rig necessitated widening existing roads rehabilitating access to old drill pads. The drill program was designed to twin some of the Minera Stamford 1996-1997 drill holes for data verification, as no geological information was recovered from the Minera Stamford drill program and assays were not accompanied by laboratory certificates. One drill hole tested 100 m below the known mineralization, and another hole tested continuity of mineralization between previously drilled sections.

Collar locations and azimuths for the 2009 drilling were surveyed using a total station surveying tool. Each drill hole had 1.5 m of blue PVC piping added to it as a surface pre-collar which was cemented into place to permanently denote the drill hole location. Downhole surveys were completed on all drill holes from the 2009 program and on six drill holes from the 1996-1997 Minera Stamford program (holes 9, 14, 20, 21, 22, and 23). Surveying of all historic drill holes surrounding the current drilling was attempted, but some of the holes were caved and the survey tool was unable to be lowered into the hole.

Table 6 - Summary of Red Metal’s 2009 RC Drill Program on the Farellón Project

	UTM Coordinates
Hole Number	Easting	Northern	Elevation (m)	Azimuth (°)	Dip (°)	Depth (m)	Comments
FAR-09-A	309,086	6,888,591	550	131	-65	125	twinning FAR-96-22
FAR-09-B	309,125	6,888,709	560	95	-65	100	twinning FAR-96-09
FAR-09-C	309,127	6,888,922	555	105	-65	145	testing continuity between sections
FAR-09-D	308,955	6,888,696	539	95	-65	287	testing depth extent of mineralization
FAR-09-E	309,133	6,888,645	551	Vertical	-90	68	twinning FAR-96-21
Total						725

Table 7 contains the significant intervals calculated from the 2009 RC drill program by the Company. The intervals are reported as core lengths, as the true width of the mineralized zones have not been determined.

Table 7 - Summary of significant intercepts from Red Metal’s 2009 RC Drill Program on the Farellón Project

DI9:P21rill Hole Number	Assay Interval (m)				Assay Grade
		From	To	Core Length	Gold (g/t)	Copper (%)	Cobalt (%)
FAR-09-A		32	37	5	0.59	1.3	0.02
		97	106	9	0.44	1.63	0.04
	including	103	106	3	0.48	2.49	0.07
FAR-09-B		56	96	40	0.27	0.55	0.02
	including	60	63	7	0.46	1.42	0.04
		75	87	12	0.71	1.28	0.03
FAR-09-C		77	82	5	4.16	2.57	0.05
FAR-09-D		95	134	39	0.11	0.58	0.01
	including	95	103	8	0.33	2.02	0.02
FAR-09-E		25	30	5	0.54	1.35	0.02
		65	68	3	0.58	1.46	0.06

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

In 2011, the Company completed a second drilling program, consisting of nine reverse circulation holes and two combined RC/diamond drill (core) holes. Chips and core recovered consisted of 2050 m of RC drilled, and 183 m of diamond (core), for a total of 2233 m. The program was designed to expand the known mineralized zone down-dip to 200 m vertical depth, extend the known mineralized strike length of the overall deposit to 700 m, and infill large gaps with holes drilled at 75 m spacing. Two of the drill holes finished with diamond drill core, providing information to better define the structural controls on mineralization.

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

Table 8 - Survey information from Red Metal’s 2011 Combined RC/Diamond drilling program.

	UTM Coordinates (PSAD 56)
Hole Number	Easting	Northern	Elevation (masl)	Azimuth (°)	Dip (°)	Depth (m)	Comments
FA-11-001	309,298	6,889,226	499	130	-65	101
FA-11-002	309,180	6,889,140	508	130	-65	228
FA-11-003	308,992	6,888,677	517	130	-60	200
FA-11-004	309,095	6,888,808	513	130	-65	200
FA-11-005	309,041	6,888,760	497	130	-60	143	Abandoned at 143 m
FA-11-006	309,113	6,888,870	556	130	-80	200
FA-11-007	309,113	6,888,870	556	130	-60	162
FA-11-008	309,104	6,888,984	531	130	-65	200
FA-11-009	308,955	6,888,710	536	130	-65	247	Diamond 200-247 m
FA-11-010	309,007	6,888,852	528	130	-60	300	Diamond 164-300 m
FA-11-011	309,031	6,888,950	541	130	-65	252
Total						2,233

Table 9 - Significant intercepts from Red Metal’s 2011 drill program on the Farellón Project.

Drill hole Number	Assay Interval (m)				Assay Grade
		From	To	Core Length	Gold (ppm)	Copper (%)	Cobalt (%)
FA-11-001		36	49	13	0.35	2.51	0.06
	including	36	44	8	0.53	3.95	0.09
FA-11-002	Zone faulted off, no significant intercepts
FA-11-003		150	155	5	0.28	0.4	0.03
FA-11-004		141	145	4	0.01	0.73	0.01
FA-11-005		124	133	9	0.26	0.84	0.02
	Hole lost in mineralization
FA-11-006		80	112	32	0.99	1.35	0.02
FA-11-007		64	70	6	0.7	0.66	0.07
FA-11-008		98	102	4	0.26	0.85	0.01
FA-11-009		202	211.55	9.55	0.42	0.95	0.05
FA-11-010		179.13	183	3.87	0.39	0.5	0.05
FA-11-011		54	56	2	0.48	0.97	0.03

Drilling returned copper results as high as 8.86% Cu, with 0.80 g/t Au over 1 m (FA-11-001), and 5.35 g/t Au, 4.77% Cu, and 0.024% Co over a 2 m interval (FA-11-006). There was evidence of pinching and swelling in the mineralized vein structures, as significant intercepts ranging in width from 2 m to 32 m. Ten of the eleven drill holes contained significant intercepts (9). Drill hole FA-11-002 did not intercept the interpreted mineralized zone, likely due to a misinterpretation of localized fault off-set of the mineralized vein. Select drill hole sections from the 2011 drilling program are presented in Figures 5 through 10, all taken from Lewis (2012).

Figure 5 - Drill hole section for FA-11-001. From Red Metal and Lewis (2012).

Figure 6 - Drill section for FA-11-002. From Red Metal and Lewis (2012).

Figure 7 – Drill hole section for FA-11-004 and -010. From Red Metal and Lewis (2012).

Figure 8 - Drill hole section for FA-11-005 and previous holes. From Red Metal and Lewis (2012).

17

329,000 mE
6,886,950 mN
329,050 mE
329,100 mE
6,886,900 mN
329,150 mE
6,886,850 mN
329,200 mE
6,886,800 mN
329,250 mE
6,886,750 mN
500 mRL
400 mRL
FA-11-011
FA-11-007 highlights:
0.50% CuT and 0.40 Au g/t over 18m
from 56 - 74m including 0.87% CuT and
0.36 Au g/t from 58 - 60m and 0.96% CuT
and 0.77 Au g/t from 66-68m.
FA-11-006 highlights:
1.35% CuT and 0.99 Au g/t
over 32m
from 80 - 112m including
4.77% CuT and
2.35% CuT
FA-11-011 highlights:
0.97% CuT and 0.48 Au g/t over 2m
from 54 - 56m.
Au g/T Histogram
2m/unit
Hole ID
Cu % Histogram
2m/unit
0 - 0.2
0.2 - 0.5
0.5 - 1.0
1.0 - 3.0
> 3
0 - 0.3
0.3 - 0.6
0.6 - 0.9
0.9 - 1.5
> 1.5
EOH
FA-11-006
FA-11-011
redmetal
RESOURCES
2011 RC Drill Section (Looking NE at 40º)
Date: 15/09/11
Drawing: P. Tipple
PSAD56 Zone 19
FA-11-006, 007, and 011
Farellon
III Region, Chile

Figure 9 - Drill hole section for FA-11-006, -007, and -011, and historic holes. From Red Metal and Lewis (2012).

FAR-96-017
FAR-96-010
FAR-09-C
FA-11-008
500mRL
400mRL
FA-11-008 highlights:
0.85% CuT and 0.26 Au g/t over 4m from 98 - 102m
Au g/T Histogram 2mm/unit
Hole ID
Cu % Histogram 2mm/unit
0 - 0.2
0.2 - 0.5
0.5 - 1.0
1.0 - 3.0
> 3
0 - 0.3
0.3 - 0.6
0.6 - 0.9
0.9 - 1.5
> 1.5
EOH
6,889,200mN
309,200mE
redmetal
RESOURCES
2011 RC Drill Section (Looking NE at 40°)
Date: 15/09/11
Drawing: P. Tipple
PSAD56 Zone 19
FAR-11-008
Farellon
III Region, Chile

Figure 10 - Drill hole section for FA-11-008, as well as historic holes. From Red Metal and Lewis (2012).

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

The 2011 drilling results confirmed that mineralization is still present down-dip of the intersections identified during the previous drilling campaign and are still open at depth. The infill drilling confirmed that the mineralization had significant grades and initiated the process of outlining a consistent 75 m spacing between drill holes. The 2011 drilling results also indicated that the significant grades for the copper and gold mineralization were still open along strike to the northeast and southwest, as demonstrated by hole FA-11-001, which was drilled towards the northwest. All drill holes during the 2011 drilling program intersected oxide facies mineralization with the only significant intercepts bearing sulfides in holes FA-11-003 and FA-11-009. The supergene-hypogene transition occurred anywhere between 50 m and 150 m and appeared to be dependent on local fracturing and faulting.

A mapping and sampling program was conducted on the Farellón Property in 2012, covering the contact zone between the metasediments and the diorite. The main focus of this program was to ascertain the nature of the veins occurring within each major rock type, and to determine whether any major differences existed in vein structure, mineralogy, alteration, size, and geochemical composition. Over 1,270 mapping sites were visited, with information such as major rock type and mineralization recorded. Of these sites, 56 samples were selected and submitted for geochemical analysis. The range of total copper achieved by this sampling program was between 1.17 and 5.78 % Cu, with between 50 and 99% of that representing copper sulfide mineralization. These samples also contained from 19-2465 ppm Co, and from 0.02-2.87 g/t Au.

Two diamond drill holes were completed in 2013 by Perfoandes on behalf of Red Metal totaling 116 m (45 m in the first hole, 71 m in the second). The first hole (F13-001) was located 28 m north of FAR-11-001 on a 45° bearing. Drill core was selectively sampled (16 m sampled from FAR-13-001 and 15 m sampled from FAR-13-002), and analyzed for Au, total Cu and soluble Cu. A significant intersection was encountered in each drill hole, returning 0.7 % Cu and 0.2 g/t Au over 6 m. The second hole recorded 1.75% Cu and 0.25 g/t Au over 9 m. These results confirmed similar findings from FAR-11-001, which was collared 28 m to the south. Both holes recorded the change in mineralogy from dominantly ankerite and other carbonates to more quartz-dominant, containing pyrite and chalcopyrite mineralization.

In 2014, the Company entered into a contract with a Chilean artisanal miner allowing the artisanal miner to extract mineralized material on the Farellón property in return for a 10% net sales royalty. In January 2015, the artisanal miner began selling mineralized material to ENAMI, the Chilean national mining company. To date approximately 11,265 tonnes of sulfide-mineralized material with an average grade of 1.67% Cu, 5.8 g/t Ag and 0.21 g/t Au, as well as 1813 tonnes of oxide mineralized material with an average grade of 1.56% Cu has been sold to ENAMI. The ENAMI processing facility currently does not have the capability of recovering cobalt and therefore the artisanal miner did not regularly analyze for cobalt. Three grab samples taken from the same location as the mined mineralized material (Level 7 - 70 m level), were analyzed for gold, copper, and cobalt, with results shown below in Table 10.

Table 10 - Level 7 sampling

70 metre Level Sampling*
Gold (ppm)	Copper (%T)	Cobalt (%)
n/a	2.86	0.12
n/a	1.43	0.07
2.2	6.8	0.11
*Grab samples are selective in nature and random in size and may not be representative of mineralization characteristics. n/a = not analyzed.

The Kahuna concession (part of the Farellón Project area) was historically held by Vector Mining, a private company, and optioned to Catalina Resources PLC (Catalina), a private UK registered mineral exploration company. Catalina conducted a geophysical exploration program in order to determine whether the mineralized structures to the northeast, exploited in the Carrizal Alto mine, extended into the Kahuna area, to determine whether any such structures were associated with possible sulfide mineralization, and to define drill targets for a subsequent phase of work. The survey area was traversed in detail and a geological map was prepared showing all the different lithologies and previous mine workings. Two target areas were defined; one within the diorite intrusive hosting the high-grade mineralization at the old Carrizal Alto mine, the other in the surrounding metamorphic sediments. Two ground geophysical surveys (induced polarization (IP) and magnetometry) were completed May 2007, confirming the continuity of the mineral-bearing structures between Carrizal Alto and the Kahuna area, allowing for the definition of sites for follow-up drilling.

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

In 2011, the Company conducted another sampling program, collecting 129 samples from its Perth Property, and analyzing for total copper, soluble copper, gold, and cobalt. Results included total copper ranging between 0.01 to 11.36% Cu, gold ranging between 0.01 to 29.93 g/t Au, and cobalt ranging between 2 to 6933 ppm.

In 2013 and 2014, the Company optioned the Perth Project area to Minera Activa, a Chilean private mining company. Minera Activa conducted a surface sampling, stripping and channel sampling program followed by a two-phase drilling program within the Perth Project area. The surface sampling and stripping program consisted of collecting 762 samples, a combination of grab and chip samples, and analyzing them for total copper, soluble copper, gold, and cobalt. Results are included a range of copper total results between 0.001 and 7.16% Cu, between 0.005 and 16.5g/t Au, and between 0.001 and 0.437% Co. Minera Activa drilled 30 diamond drill holes on the Perth Project area, of these 30 holes, only three were entirely on the Red Metal mineral concessions, the remainder targeted a vein that is exposed at surface on a claim owned by another company that runs through the middle of Red Metal’s Perth Project area. Of these three drill holes only one, DP-04, intersected any significant mineralization; 1 m grading 2.15 gt Au, 1.32% Cu and 0.017% Co.

Historical Resource Estimates and Production

There are no formal historical resource estimates on the Farellón project. However, a number of old memo-style reports were put together by the provincial engineer for Atacama particularly in 1963. The sources for the 1963 report were other reports dated from 1942 to 1949. In the report it was noted that the deposit consisted of 3 veins in metamorphic rocks and that blocks of material approximately 50 m in length and depth had been extracted. The historical estimates do not conform to the presently accepted CIM standards and definitions, for resource estimates, as required by NI 43-101 regulations.

The 1963 report contained a number of tables which indicated the reserves reported in the previous 1949 report by Ing. Herbert Hornkohl. There are a number of inaccuracies in the tables contained in the 1963 report, most likely related to typing errors, and Micon has attempted to correct these errors by comparing them to the 1949 tables, where applicable. The tables from the reports are reproduced below but not all of the units of measurement were provided for the tabulated grades in the reports. Therefore, Micon has not assigned units of measurement to any grades which are not specified in the reports. After the 1949 study was conducted, the mine was worked and at 1963 there was no visible mineralization (positive ore). There were 500 tons of waste and 1,320 tons of extracted material with the following grades.

“Positive Ore”

		Grade
	Tons	Cu (%)	Au (g/t)	Ag	CaO (%)	SiO2 (%)	Fe2O3	Al2O3	S
Veta Pique*	5,849	3.1	1.2	3.8	45.3	4.4	7.8	1.6	0.7
Veta Naciente*	6,817	2.7	1.1	4.9	44.1	5.0	11.7	2.7	0.7
Total	12,666	2.9	1.1	4.4	44.7	4.7	9.9	2.2	0.7

Derived from the 1949 and 1963 reports in the Sernageomin files, Chile.

“Waste”

Tons	Cu	Au	Ag	CaO	FeO	MgO	SiO2
500	2.20	1.0	10.0	45.98	5.29	0.60	2.50

Derived from the 1949 and 1963 reports in the Sernageomin files, Chile.

“Extractions”

	Tons	Cu	Au	Ag	CaO	FeO	MgO	SiO2
Veta Pique*	810
Veta Naciente*	510
Total	1,320	2.3	1.0	5.0	45.07	6.54	0.22	3.0

*Note: Veta Pique = Shaft vein and Veta Naciente = Outcrop vein.

Derived from the 1949 and 1963 reports in the Sernageomin files, Chile.

The May 2000 Minera Stamford report mentions a resource estimate but this is a conceptual resource estimate based on a minimal amount of information. However, Micon has reviewed this conceptual estimate and concluded that it would not meet the criteria necessary for its inclusion in an NI 43-101 report. Therefore, the Company should not rely on it as justification for a program of compilation work and further exploration. Further work is required to locate and evaluate the true extent and nature of the mineralization on the Farellón Project.

As mentioned previously a small amount of historical production has occurred on the Farellón Property primarily during the 1940s. However, there are few existing records of the production and there appear to be some discrepancies in the potential size of the waste dumps (1,000 and 500 tons) and grades reported in the material between the 1949 and 1963 reports contained in the archived files.

Geological Setting

Regional Geology

Chile is divided into three major physiographic units running north-south, namely the Coastal Cordillera, Central Valley (also termed the Central Depression), and the High Cordillera (Andes). The Carrizal Property lies within the Coastal Cordillera, on the western margin of Chile.

There are five main geological units within the Coastal Cordillera, including, (1) early Cretaceous back-arc basin marine carbonates (east); (2) late-Jurassic to early-Cretaceous calc-alkaline volcanic arc rocks (central); (3) early-Cretaceous Coastal batholith (west) (Marschik, 2001); (4) the Atacama fault zone (west) (Marschik, 2001); and (5) Paleozoic basement metasedimentary rocks along the western margin (Hitzman, 2000).

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

Local Geology

The Carrizal Property covers two distinct contact zones between Paleozoic metasedimentary rocks in the central section, and late Jurassic diorites and monzodiorites to the northwest and southeast.

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

Property Geology

The southern contact zone between the metasedimentary rocks and the diorite is a mylonitic shear zone, ranging between 5 m and 15 m in width, striking NNE, and dipping ~65° to the northwest. This shear zone is host to mineralized quartz-calcite veins that splay off to the east into the diorites of the adjacent Carrizal Alto Mine area.

The Perth project area at the northern end of the Carrizal Property, also hosts a significant NS-trending vein swarm. Although these veins pinch and swell, they are generally 2 m wide and have been measured up to 6 m wide. Individual veins can be traced from a few 100 m to greater than 2 km in length. Most of the veins identified thus far on surface lie within the metasedimentary rocks, however several veins have been traced cross-cutting the northern metasediment-granodiorite contact.

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

A variety of alteration assemblages has been noted in the Chilean deposits according to whether or not the deposits are hematite or magnetite dominated:

1.	Magnetite-rich veins contain appreciable actinolite, biotite and quartz, as well as local apatite, clinopyroxene, garnet, hematite and K-feldspar, and possess narrow alteration haloes containing one or more of actinolite, biotite, albite, K-feldspar, epidote, quartz, chlorite, sericite and scapolite.

2.	Hematite-rich veins tend to contain sericite and/or chlorite, with or without K-feldspar or albite, and to possess alteration haloes characterized (Sillitoe, 2003) by these same minerals. Typically, the vein deposits of the coastal Cordillera are chalcopyrite, actinolite and magnetite deposits (Ruiz, 1962).

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

MATEO PROPERTY

Property Description and Location

The Mateo Property is composed of 5 mineral concessions covering 182 hectares in the III Region of Chile, Region de Atacama. The Mateo Property is situated 10 kilometres east of the City of Vallenar with the highest point at approximately 1,050 metres above sea level. The property is located close to power, water, and the urban centre of Vallenar, with a readily available mining workforce.

Accessibility

The Mateo Property is easily accessible year-round via a well-used road from Vallenar. The road crosses through the middle of the west half of the property and along the southern border of the east half of the property.

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

None of the exploration work that we have completed to date requires an environmental permit. We must repair any damage done to the land during exploration. Some of our claims are within the boundaries of a national park. According to the Mining Code of Chile, we will have to get written authorization from the government to mine or complete any exploration work within the park boundaries. We submitted an application to the government in December 2011 to explore within the park boundaries. We received a response to our application requesting we complete an environmental study on the area we are applying to work in. As part of this study, we will have to hire an environmental consultant to investigate if any significant archeological remains exist in the area we intend to work in. Mapping and prospecting work completed north of the park boundary on the Farellón property has shown potential to expand the mineralized zone to the north where exploitation would not fall within the park boundaries. The Company has decided to focus exploration north of the park boundary to determine the potential of the entire mineralized area to host an economic deposit before pursuing the application to work within the park boundary any further.

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

Number of total employees and number of full-time employees

Red Metal does not have any employees. Caitlin Jeffs, Michael Thompson, and Joao (John) da Costa, who are directors and officers, and Jeffrey Cocks, and Cody McFarlane, directors of the Company, provide their services as independent consultants. Polymet retains the services of an administrative assistant and a bookkeeper located in Chile, who are Polymet’s only employees, other services are provided by independent consultants. The Company contracts for the services of geologists, prospectors and other consultants as and when required.

ITEM 1A: RISK FACTORS

IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT, THE FOLLOWING RISKS AND UNCERTAINTIES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS AND FINANCIAL CONDITION.

The Company is in the business of exploring and, if warranted, developing mineral properties, which is a highly speculative endeavor. A purchase of any of the Common Shares involves a high degree of risk and should be undertaken only by purchasers whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. An investment in the Common Shares should not constitute a significant portion of an individual’s investment portfolio and should be made only by persons who can afford a total loss of their investment. Prospective shareholders should evaluate carefully the following risk factors associated with an investment in the Common Shares.

The following risks and uncertainties could materially adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties not presently known to management of the Company or that are currently deemed immaterial may also impair the Company’s operations and financial condition.

Negative Operating Cash Flow

During the fiscal years ended January 31, 2021 and 2020 we earned no revenue while our net loss from operations totaled $159,254 and $321,592, respectively. If we do not find sources of financing as and when we need them, we may be required to cease our operations.

Mineral exploration and development are very expensive. During the fiscal year ended January 31, 2021, we had no revenue from our operations and our operating expenses totaled $267,297 (2020 - $260,891). These expenses were further increased by $79,037 (2020 - $60,890) in interest we accrued on our notes payable and $2,148 loss from foreign exchange fluctuation (2020 - $189 gain) and were in part offset by reversal of $74,336 associated with reversal of old debt which exceeded the statute of limitation promulgated under Chilean Law, and by $114,892 forgiveness of debt which resulted from a debt settlement agreement with the Company’s former legal representative in Chile. As of January 31, 2021, we had cash of $47,293 (2020 - $9,865). Since inception, we have supported our operations through equity and debt financing and, to a minor extent, through option payments received on our option or joint venture agreements, and royalty payments from third-party vendors, who we allowed to mine our claims. Our ability to continue our operations, including exploring and developing our properties, will depend on our ability to generate operating revenue, obtain additional financing, or enter into joint venture agreements. Until we earn enough revenue to support our operations, which may never happen, we will continue to be dependent on loans and sales of our equity or debt securities to continue our development and exploration activities. If we do not find sources of financing as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Insufficient Capital

We were incorporated on January 10, 2005, and to date have been involved primarily in organizational activities, acquiring and exploring mineral claims and obtaining financing. The Company’s financial statements have been prepared assuming that it will continue as a going concern. From the Company’s inception on January 10, 2005, we accumulated losses of $9,744,146. As a result, the Company’s management has expressed substantial doubt about the Company’s ability to continue as a going concern. The continuation of our operations depends on our ability to complete equity or debt financings as needed or generate capital from profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that could result from the outcome of this uncertainty. Whether the Company will be successful as a mining company must be considered in light of the costs, difficulties, complications and delays associated with its proposed exploration programs. These potential problems include, but are not limited to, finding claims with mineral deposits that can be cost-effectively mined, the costs associated with acquiring such properties and the unavailability of human or equipment resources. We cannot provide assurance we will ever generate significant revenue from our operations or realize a profit. The management expects to continue to incur operating losses during the next 12 months.

Effects of COVID-19 Outbreak

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

Debt Owing to Related Parties

As of January 31, 2021, we owed $70,514 to related parties that were due in the next 12-month period for the services and reimbursable expenses they have provided; in addition, we owed our related parties $1,093,417 on account of long-term notes payable, which are payable on or after August 31, 2022. The Company does not have the cash resources to pay the long-term debt; therefore, we may decide to partially pay these individuals by issuing shares of our common stock to them. Because of the low market value of the Company’s common stock, the issuance of shares will result in substantial dilution to the percentage of the outstanding common stock owned by current shareholders.

Financing Risks

The Company has no history of significant earnings and, due to the nature of its business, there can be no assurance that the Company will be profitable. The Company has paid no dividends on its shares since incorporation and does not anticipate doing so in the foreseeable future. The only present source of funds available to the Company is through the sale of its securities. Even if the results of any future exploration are encouraging, the Company may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercially mineable deposit exists on the Properties. While the Company may generate additional working capital through equity offerings or through the sale or possible syndication of the Properties, there is no assurance that any such funds will be available. If available, future equity financing may result in substantial dilution to shareholders.

Speculative Nature of Mineral Exploration

Resource exploration is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by the Company may be affected by numerous factors which are beyond the control of the Company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in the Company not receiving an adequate return of investment capital.

There is no assurance that the Company’s mineral exploration and development activities will result in any discoveries of commercial bodies of ore. The long-term profitability of the Company’s operations will, in part, be directly related to the costs and success of its exploration programs, which may be affected by a number of factors. Substantial expenditures are required to establish reserves through drilling and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operations or that funds required for development can be obtained on a timely basis.

No Known Mineral Reserves

It is unknown whether the Properties contain viable mineral reserves. If the Company does not find a viable mineral reserve, or if it cannot exploit the mineral reserve, either because the Company does not have the money to do it or because it will not be economically feasible to do so, the Company may have to cease operations and you may lose your investment. Mineral exploration is a highly speculative endeavor. It involves many risks and is often non-productive. Even if mineral reserves are discovered on the Properties, the Company’s production capabilities will be subject to further risks and uncertainties including:

●	Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which the Company’ has not budgeted for;
●	Availability and costs of financing;
●	Ongoing costs of production; and
●	Environmental compliance regulations and restraints.

Market Factors May Affect Ability to Market Any Minerals Found

Even if the Company discovers minerals that can be extracted cost-effectively, it may not be able to find a ready market for its minerals. Many factors beyond the Company’s control affect the marketability of minerals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting minerals and environmental protection. The Company cannot accurately predict the effect of these factors, but any combination of these factors could result in an inadequate return on invested capital.

Mineral Exploration is Hazardous

The search for minerals is hazardous. In the course of exploration, development and production of mineral properties, the Company could incur liability or damages as it conducts its business due to the dangers inherent in mineral exploration, including pollution, cave-ins, fires, flooding, earthquakes and other hazards. It is not always possible to fully insure against such risks or against which the Company may elect not to insure. The Company has no insurance for these types of hazards, nor does it expect to obtain such insurance for the foreseeable future. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the securities of the Company.

Government Regulations

The mining business is subject to various levels of government control and regulation, which are supplemented and revised from time to time. The Company cannot predict what legislation or revisions might be proposed that could affect its business or when any such proposals, if enacted, might become effective. The Company’s exploration activities are subject to laws and regulations governing worker safety, and, if it explores within the national park that is part of its Farellón property, protection of endangered and other special status species as well as protection of significant archeological remains, if there are any, will likely require compliance with additional laws and regulations. The cost of complying with these regulations has not been burdensome to date, but if the Company mines the Properties and processes more than 5,000 tonnes of ore monthly, it will be required to submit an environmental impact study for review and approval by the federal environmental agency. The Company anticipates that the cost of such a study will be significant and, if the study were to show too great an adverse impact on the environment, the Company might be unable to develop the property or it might have to engage in expensive remedial measures during or after developing the property, which could make production unprofitable. This requirement could materially adversely affect the Company’s business, the results of its operations and its financial condition if it were to proceed to mine a property or process ore on the property. The Company has no immediate or intermediate plans to process ore on any of the Properties.

If the Company does not comply with applicable environmental and health and safety laws and regulations, it could be fined, enjoined from continuing its operations, and suffer other penalties. Although the Company makes every attempt to comply with these laws and regulations, it cannot provide assurance that it has fully complied or will always fully comply with them.

Environmental and Safety Regulations and Risks

Environmental laws and regulations may affect the operations of the Company. These laws and regulations set various standards regulating certain aspects of health and environmental quality. They provide for penalties and other liabilities for the violation of such standards and establish, in certain circumstances, obligations to rehabilitate current and former facilities and locations where operations are or were conducted. The permission to operate can be withdrawn temporarily where there is evidence of serious breaches of health and safety standards, or even permanently in the case of extreme breaches. Significant liabilities could be imposed on the Company for damages, clean-up costs or penalties in the event of certain discharges into the environment, environmental damage caused by previous owners of acquired properties or noncompliance with environmental laws or regulations. In all major developments, the Company generally relies on recognized designers and development contractors from which the Company will, in the first instance, seek indemnities. The Company minimizes risks by taking steps to ensure compliance with environmental, health and safety laws and regulations and operating to applicable environmental standards. There is a risk that environmental laws and regulations may become more onerous, making the Company’s operations more expensive.

Competition

The mining industry is intensely competitive in all its phases. The Company competes for the acquisition of mineral properties, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees with many companies possessing greater financial resources and technical facilities than the Company. The competition in the mineral exploration and development business could have an adverse effect on the Company’s ability to acquire suitable properties or prospects for mineral exploration in the future.

Stress in the Global Economy

Negative fluctuations in a state of global economy may cause general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower business spending, all of which may have a negative effect on the Company’s business, results of operations, financial condition and liquidity. The Company’s suppliers may not be able to supply it with needed raw materials on a timely basis, may increase prices or go out of business, which could result in the inability of the Company to carry out its planned exploration programs. Furthermore, it may become difficult to locate other mineral exploration companies with available funds willing to engage in risky ventures such as the exploration of the Properties.

Such conditions may make it very difficult to forecast operating results, make business decisions and identify and address material business risks. As a result, the Company’s operating results, financial condition and business could be adversely affected.

The Company conducts operations in a foreign jurisdiction and is subject to certain risks that may limit or disrupt its business operations.

The Company’s head office is in Canada and its mining operations are in Chile. Mining investments are subject to the risks normally associated with the conduct of any business in foreign countries including uncertain political and economic environments; wars, terrorism and civil disturbances; changes in laws or policies, including those relating to imports, exports, duties and currency; cancellation or renegotiation of contracts; royalty and tax increases or other claims by government entities, including retroactive claims; risk of expropriation and nationalization; delays in obtaining or the inability to obtain or maintain necessary governmental permits; currency fluctuations; restrictions on the ability of local operating companies to sell gold, copper or other minerals offshore for U.S. dollars, and on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts; import and export regulations, including restrictions on the export of gold, copper or other minerals; limitations on the repatriation of earnings; and increased financing costs.

These risks could limit or disrupt the Company’s exploration programs, cause it to lose its interests in its mineral claims, restrict the movement of funds, cause it to spend more than it expected, deprive it of contract rights or result in its operations being nationalized or expropriated without fair compensation, and could materially adversely affect the Company’s financial position or the results of its operations. If a dispute arises from the Company’s activities in Chile, the Company could be subject to the exclusive jurisdiction of courts outside North America, which could adversely affect the outcome of the dispute.

While the Company takes steps it believes are necessary to maintain legal ownership of its claims, title to mineral claims may be invalidated for a number of reasons, including errors in the transfer history or acquisition of a claim the Company believed, after appropriate due diligence investigation, to be valid, but in fact, wasn’t. If ownership of the Company’s claims was ultimately determined to be invalid, the Company’s business and prospects would likely be materially and adversely affected.

The Company’s ability to realize a return on its investment in mineral claims depends upon whether it maintains the legal ownership of the claims. Title to mineral claims involves risks inherent in the process of determining the validity of claims and the ambiguous transfer history characteristic of many mineral claims. The Company takes a number of steps to protect the legal ownership of its claims, including having its contracts and deeds notarized, recording these documents with the registry of mines and publishing them in the mining bulletin. The Company also reviews the mining bulletin regularly to determine whether other parties have staked claims over its ground. However, none of these steps guarantees that another party could not challenge the Company’s right to a claim. Any such challenge could be costly to defend and, if the Company lost its claim, its business and prospects would likely be materially and adversely affected.

No Anticipation of Payment of Dividends

A dividend has never been declared or paid in cash on the Company’s common shares. The Company does not anticipate such a declaration or payment for the foreseeable future. The Company intends to retain any earnings to develop, carry on, and expand its business.

Price Volatility of Publicly Traded Securities

In recent years, the securities markets in Canada have experienced a high level of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. There can be no assurance that continual fluctuations in price will not occur. It may be anticipated that any quoted market for the Common Shares will be subject to market trends generally, notwithstanding any potential success of the Company in creating revenues, cash flows or earnings. The value of Common Shares will be affected by such volatility.

Fluctuating Mineral Prices and Currency Risk

The Company’s revenues, if any, are expected to be in large part derived from the extraction and sale of precious and base minerals and metals. Factors beyond the control of the Company may affect the marketability of metals discovered, if any. Metal prices have fluctuated widely, particularly in recent years. Consequently, the economic viability of any of the Company’s exploration projects cannot be accurately predicted and may be adversely affected by fluctuations in mineral prices.

The Company sometimes holds a significant portion of its cash in U.S. dollars. Currency exchange rate fluctuations can result in conversion gains and losses and diminish the value of its U.S. dollars. If the U.S. dollar declined significantly against the Canadian dollar or the Chilean peso, its U.S. dollar purchasing power in Canadian dollars and Chilean pesos would also significantly decline and that could make it more difficult for the Company to conduct its business operations. The Company has not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

Management

The success of the Company is currently largely dependent on the performance of its directors and officers. The loss of the services of any of these persons could have a materially adverse effect on the Company’s business and prospects. There is no assurance the Company can maintain the services of its directors, officers or other qualified personnel required to operate its business.

Key Person Insurance

The Company does not maintain key person insurance on any of its directors or officers, and as result the Company would bear the full loss and expense of hiring and replacing any director or officer in the event the loss of any such persons by their resignation, retirement, incapacity, or death, as well as any loss of business opportunity or other costs suffered by the Company from such loss of any director or officer.

Conflicts of Interest

Some of the directors and officers are engaged and will continue to be engaged in the search for additional business opportunities on behalf of other corporations, and situations may arise where these directors and officers will be in direct competition with the Company. Conflicts, if any, will be dealt with in accordance with the relevant provisions of the Business Corporations Act (British Columbia). Some of the directors and officers of the Company are or may become directors or officers of other companies engaged in other business ventures. In order to avoid the possible conflict of interest which may arise between the directors’ duties to the Company and their duties to the other companies on whose boards they serve, the directors and officers of the Company have agreed to the following:

●	Participation in other business ventures offered to the directors will be allocated between the various companies and on the basis of prudent business judgment and the relative financial abilities and needs of the companies to participate;

●	No commissions or other extraordinary consideration will be paid to such directors and officers; and

●	Business opportunities formulated by or through other companies in which the directors and officers are involved will not be offered to the Company except on the same or better terms than the basis on which they are offered to third party participants.

“Penny stock” rules may make buying or selling our common stock difficult, and severely limit its marketability and liquidity

Because the Company’s securities are considered a penny stock, shareholders will be more limited in their ability to sell their shares. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because the Company’s securities constitute “penny stocks” within the meaning of the rules, the rules apply to the Company and to its securities. The rules may further affect the ability of owners of shares to sell the Company’s securities in any market that might develop for them. As long as the trading price of the Company’s common shares is less than $5.00 per share, the common shares will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

●	Contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●	Contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;
●	Contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
●	Contains a toll-free telephone number for inquiries on disciplinary actions;
●	Defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	Contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such shares; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Company’s shares.

Tax Issues

Income tax consequences in relation to the Common Shares will vary according to circumstances of each investor. Prospective investors should seek independent advice from their own tax and legal advisers prior to investing in Common Shares of the Company.

Other Risks and Uncertainties

Although the Company has tried to identify all significant risks, it may not have identified all risks. There may be other risks.

The Company has sought to identify what it believes to be the most significant risks to its business, but it cannot predict whether, or to what extent, any of such risks may be realized nor can it guarantee that it has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company’s Common Shares.

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2: PROPERTIES

Our executive offices are located at 278 Bay Street, Suite 102, Thunder Bay, ON P7B 1R8. Our president and CEO, Caitlin Jeffs, provided this space free of charge until August 1, 2020, at which point the Company began paying CAD$1,000 per month for use of the office space. We also have a field and administrative office in Vallenar, Chile, which is provided to us free or charge by our major shareholder. We believe that these properties are suitable and adequate for our business operations.

We have assembled interests in three mineral projects in Chile - the Farellón, Perth, and Mateo.

Carrizal Property - Farellón And Perth Projects

The Carrizal Property is located approximately 700 km north of Chile’s capital city of Santiago, in Region III, referred to as the “Region de Atacama”. The Carrizal Property lies within the Carrizal Alto Mining District, straddling the border between Huasco and Copiapo provinces, approximately 75 km northwest of the City of Vallenar, 150 km south of Copiapo, and 20 km west of the Pan-American Highway. The centre of the Carrizal Property is situated at coordinates 308750 mE and 6895000 mN (PSAD56 UTM Zone 19, Southern Hemisphere).

The Carrizal Property has historically been subdivided into two separate projects, namely the Perth and Farellón project areas, representing roughly the northern and southern halves of the Carrizal Property, respectively. The Carrizal Property consists of twenty-one mining concessions (‘mensuras’). The Carrizal Property covers a total area of 3,278 hectares (2,044 ha in the Perth Project and 1,234 ha in the Farellón Project).

We own all of the concessions in the Carrizal Property through right of title.

Mateo Property

The Mateo Property is composed of five mineral concessions covering 182 hectares in the III Region of Chile. The Mateo Property is situated 10 kilometres east of the City of Vallenar with the highest point at approximately 1,050 metres above sea level. The property is located close to power, water, and the urban centre of Vallenar, with a readily available mining workforce.

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

Table 11: High and low bids

	High	Low
Fiscal year ended January 31, 2021
First quarter	$0.0611	$0.041
Second quarter	$0.041	$0.011
Third quarter	$0.12	$0.031
Fourth quarter	$0.172	$0.05
Fiscal year ended January 31, 2020
First quarter	$0.05	$0.0375
Second quarter	$0.0335	$0.019
Third quarter	$0.032	$0.022
Fourth quarter	$0.065	$0.02

On February 27, 2020, we appointed Odyssey Trust Company located at Suite 323, 409 Granville Street, Vancouver, BC V6C 1T2, as our transfer agent and shareholder support provider. Effective February 27, 2020, all of our directly held shares of common stock were transferred from Empire Stock Transfer to Odyssey Trust Company’s platform.

As of April 30, 2021, we had 40 shareholders of record according to a shareholder’s list provided to us by Odyssey Trust Company. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

The Company has not paid dividends since its incorporation. While there are no restrictions precluding the Company from paying dividends, it has no source of cash flow and anticipates using all available cash resources toward its stated business objectives. As such, the Company does not anticipate the payment of dividends in the foreseeable future. At present, the Company’s policy is to retain earnings, if any, to finance its business operations. The payment of dividends in the future will depend upon, among other factors, the Company’s earnings, capital requirements and operating financial conditions.

Dividend Policy

It is anticipated that all funds legally available for the payment of dividends will be spent on the development of the Company’s business and exploration of the Properties. Accordingly, it is not contemplated that any dividends will be paid on the Common Shares in the immediate or foreseeable future. The board of directors of the Company will determine if, and when, dividends will be declared and paid in the future from funds properly applicable to the payment of dividends based on the Company’s future earnings, its financial condition, and other factors determined relevant at such time.

Securities Authorized for Issuance under Equity Compensation Plans

Table 12 provides information as of January 31, 2021, regarding the Red Metal Resources Ltd. 2011 Equity Incentive Plan (the “2011 Plan”), as amended on May 18, 2012, under which equity securities of Red Metal are authorized for issuance.

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

Recent Issuances of Unregistered Securities

None

ITEM 6: SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

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

Results of operations

SUMMARY OF FINANCIAL CONDITION

Table 13 summarizes and compares our financial condition at January 31, 2021, to the year ended January 31, 2020.

Table 13: Comparison of financial condition

	January 31, 2021	January 31, 2020
Working capital deficit	$(160,457)	$(424,129)
Current assets	$48,287	$15,629
Unproved mineral properties	$702,941	$653,117
Current liabilities	$208,744	$439,758
Long-term liabilities	$1,210,035	$715,842
Common stock and additional paid-in capital	$9,173,285	$9,173,285
Accumulated other comprehensive loss	$(70,240)	$(74,449)
Deficit	$(9,744,146)	$(9,584,892)

Selected Financial Results

YEARS ENDED JANUARY 31, 2021 AND 2020

Our results of operations for the years ended January 31, 2021 and 2020 and the changes between those periods are summarized in Table 14.

Table 14: Summary of operating results

	Year ended January 31,		Percentage increase/
	2021	2020	(decrease)
Operating expenses	$(267,297)	$(260,891)	2.5%
Other items:
Foreign exchange	(2,148)	189	(1,236.5)%
Forgiveness of debt	189,228	-	n/a
Interest on current debt	(79,037)	(60,890)	29.8%
Net loss	(159,254)	(321,592)	(50.5)%
Unrealized foreign exchange gain (loss)	4,209	(81,229)	(105.2)%
Comprehensive loss	$(155,045)	$(402,821)	(61.5)%

Revenue. We did not generate any revenue during the years ended January 31, 2021 and 2020. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses increased by $6,406, or 2.5%, from $260,891 for the year ended January 31, 2020, to $267,297 for the year ended January 31, 2021, and consisted of the following:

Table 15: Details of changes in operating expenses

	Year ended January 31,		Percentage increase/
	2021	2020	(decrease)
Operating expenses
Amortization	$3,753	$328	1,044.2%
Consulting fees	53,559	-	n/a
General and administrative	31,493	74,608	(57.8)%
Mineral exploration costs	5,441	41,775	(87.0)%
Professional fees	121,049	70,420	71.9%
Rent	4,583	-	n/a
Regulatory	19,358	9,095	112.8%
Salaries, wages and benefits	28,061	64,665	(56.6)%
Total operating expenses	$267,297	$260,891	2.5%

The most significant year-to-date changes included the following:

●	Our professional fees increased by $50,629, or 71.9%, from $70,420 we incurred during the year ended January 31, 2020, to $121,049 we incurred during the year ended January 31, 2021. This increase was mainly associated with legal fees required to prepare our Registration Statement on Form S-4, which we filed on December 4, 2020, and to prepare and carry out our Special Meeting of Shareholders (the “Meeting”), where the shareholders approved our continuation into BC, Canada, which we have completed on February 10, 2021.

●	During the year ended January 31, 2021, we incurred $53,559 in consulting fees to our CEO, CFO, and Da Costa Management Corp, the company controlled by our CFO. We did not have similar expenses during the year ended January 31, 2020.

●	Our regulatory fees increased by $10,263, or 112.8%, from $9,095 we incurred during the year ended January 31, 2020, to $19,358 we incurred during the year ended January 31, 2021. This increase was in part associated with the Company’s decision to switch its transfer agent, and in part with extra fees associated with regulatory filings and preparation for the Meeting.

●	Our salaries paid to the staff employed through our Chilean subsidiary decreased by $36,604, or 56.6% to $28,061 from $64,665 we incurred during the year ended January 31, 2020. The decrease resulted from an extended leave without pay of one of our Chilean employees, who resigned on July 31, 2020, and only a part-time employment of the new support staff we hired during the year ended January 31, 2021.

●	Our general and administrative expenses decreased by 57.8%, or $43,115 to $31,493 during the year ended January 31, 2021, as compared to $74,608 we incurred in general and administrative expenses during the year ended January 31, 2020. The decrease was associated mostly with decreased office and administrative expenses, which amounted to $8,695 and $15,968, respectively (2020 - $34,740 and $27,814), travel and entertainment fees of $470 (2020 - $2,319), and $714 in advertising and promotion activities (2020 - $2,987).

●	Our mineral and exploration expenses decreased by $36,334, or 87%; from $41,775 we incurred during the year ended January 31, 2020, to $5,441 we incurred during the year ended January 31, 2021. The higher mineral exploration expenses during the comparative year ended January 31, 2020, were associated with the payment of 2019/20 property taxes. During the year ended January 31, 2021, the Company paid property taxes on Farellon 1-8 claim; the property taxes payable for all other concessions remained unpaid at January 31, 2021.

Other items. To continue our operations, we were required to incur additional debt with our debt holders. Our notes payable carry 8% annual interest, which resulted in $79,037 in interest we accrued during the year ended January 31, 2021, representing an $18,147 increase as compared to $60,890 in interest we accrued during the year ended January 31, 2020.

During the first quarter of our fiscal 2021 year, we reversed an old debt which exceeded the statute of limitations as promulgated under Chilean Laws; the amount reversed was $74,336 and was recorded as forgiveness of debt for the year ended January 31, 2021. During the third quarter of our fiscal 2021 year, we entered into an agreement with our former legal representative in Chile (the “Debt Holder”) whereby the Debt Holder agreed to forgive the amounts we owed him for unpaid salaries, being $127,692 (101,717,118 pesos), and $25,487 (20,302,303 pesos) we owed him under 8% note payable, in exchange for $40,000, of which $25,000 we paid on August 10, 2020. The remaining $15,000 payable to the Debt Holder accumulates no interest and is payable at the discretion of the Company but no later than on October 29, 2021. The transaction resulted in $114,892 forgiveness of debt. We did not have similar transactions during the year ended January 31, 2020.

During the year ended January 31, 2021, we recorded $2,148 loss on foreign exchange fluctuations (2020 - $189 gain).

Comprehensive loss. Our comprehensive loss for the year ended January 31, 2021, was $155,045 as compared to $402,821 we recorded for the year ended January 31, 2020. During the year ended January 31, 2021, the comprehensive loss included $4,209 gain associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative year ended January 31, 2020, the comprehensive loss included $81,229 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity

Table 16: Working capital

	Year ended January 31,		Percentage increase/
	2021	2020	(decrease)
Current assets	$48,287	$15, 629	209.0%
Current liabilities	208,744	439,758	(52.5)%
Working capital deficit	$(160,457)	$(424,129)	(62.2)%

As of January 31, 2021, we had a cash balance of $47,293, our working capital was represented by a deficit of $160,457 and cash used in operations totaled $170,103 for the year then ended. We did not generate any revenue from our operating activities to satisfy our cash requirements for the year ended January 31, 2021. The amount of cash that we have generated from our operations to date is significantly less than our current and long-term debt obligations, including our debt under notes and advances payable. To service our debt, we rely mainly on attracting cash through debt or equity financing.

GOING CONCERN

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and sharing mineral exploration expenses through joint venture agreements, if possible. At January 31, 2021, we had a working capital deficit of $160,457 and accumulated losses of $9,744,146 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date we have funded our operations by selling our securities and borrowing funds, and, to a minor extent, from mining royalties and geological services.

Sources and uses of cash

YEARS ENDED JANUARY 31, 2021 AND 2020

Table 17 summarizes our sources and uses of cash for the years ended January 31, 2021 and 2020.

Table 17: Summary of sources and uses of cash

	January 31, 2021	January 31, 2020
Net cash used in operating activities	$(170,103)	$(158,974)
Net cash used in investing activities	(27,725)	(50,000)
Net cash provided by financing activities	243,343	213,750
Effect of foreign currency exchange	(8,087)	(3,597)
Net increase in cash	$37,428	$1,179

Net cash used in operating activities

During the year ended January 31, 2021, we used net cash of $170,103 in operating activities. We used $269,625 to cover our cash operating costs, and $16,170 to decrease our accrued liabilities. These uses of cash were offset by decrease in our prepaid expenses and other receivables of $5,042, and by increases in our accounts payable and the amounts we owed to our related parties of $48,346 and $62,304, respectively.

During the year ended January 31, 2020, we used net cash of $158,974 in operating activities. We used $260,374 to cover our cash operating costs, and $307 to increase our prepaid expenses. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $41,950 and $54,271, respectively, and by $5,486 increase in the amounts we owed to our related parties.

Certain non-cash changes included in the net loss for the period

During the year ended January 31, 2021, our outstanding notes payable to related parties resulted in the accrual of $78,032 in interest, and our notes payable to non-related party accumulated $1,005 in interest. The accrued interest was in part reduced by $3,933 cash payment we made to our former legal representative in Chile under the debt settlement agreement. In addition, we recorded $3,753 in amortization of our work trucks used for Chilean operations. During the year ended January 31, 2021, we recorded $74,336 forgiveness of debt on reversal of old debt which exceeded the statute of limitation promulgated under Chilean Law, and $114,892 on forgiveness of debt which resulted from our debt settlement agreement with our former legal representative in Chile.

During the year ended January 31, 2020, our outstanding notes payable to related parties resulted in accrual of $58,787 in interest. Our notes payable to non-related party accumulated $2,103 in interest. In addition, we recorded $328 in amortization of equipment we use for mineral exploration.

Net cash used in investing activities

During the year ended January 31, 2021, we spent $27,725 to purchase a new vehicle to be used in our field operations.

During the year ended January 31, 2020, we made our final $50,000 option payment to acquire the Exeter concession.

Net cash provided by financing activities

During the year ended January 31, 2021, we borrowed $224,728 (CAD$300,000) and $23,000 from Mr. Richard Jeffs, our major shareholder. In addition, our CEO advanced us $15,228 (CAD$20,000) and $1,454 as part of vendor payments she made on our behalf. The loans are unsecured, bear interest at 8% per annum, compounded monthly, and are payable on or after August 31, 2022 (as renegotiated with the note holders). In addition, during the year ended January 31, 2021, we paid a total of $25,000 to our former legal representative in Chile pursuant to our debt settlement agreement with him. We applied $21,067 to the principal under the notes payable we issued to him and $3,933 to interest accrued on these notes.

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

Contingencies and commitments

We had no contingencies at January 31, 2021.

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

Debt financing

Between February 1, 2019 and January 31, 2021, we borrowed a total of $478,160 from related parties. Information about these transactions is included in the section of this report titled “Certain Relationships and Related Transactions, and Director Independence”.

Challenges and risks

We do not anticipate generating any revenue over the next twelve months; therefore, we plan to fund our operations through any combination of equity or debt financing from the sale of our securities, private loans, joint ventures or through the sale of part interest in our mineral properties. Although we have succeeded in raising funds as we needed them, we cannot assure you that this will continue in the future. Many things, including, but not limited to, a downturn of the economy or a significant decrease in the price of minerals, could affect the willingness of potential investors to invest in risky ventures such as ours. We may consider entering into joint venture partnerships with other resource companies to complete a mineral exploration programs on our properties in Chile. If we enter into a joint venture arrangement, we will likely have to assign a percentage of our interest in our mineral claims to our joint venture partner in exchange for the funding.

As at January 31, 2021, we owed $1,163,931 to related parties, of which $1,093,417 was associated with loans and notes payable due on or after August 31, 2022, and remaining $70,514 was due for services that have been provided to us by our related parties and that are due within the next 12-month period. We do not have the funds to pay this debt therefore we may decide to partially pay this debt with shares of our common stock. Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in substantial dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Critical accounting estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The company regularly evaluates estimates and assumptions. The company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproved mineral properties, and deferred income tax assets or liabilities.

Financial instruments

Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and amounts due to related parties. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Recently adopted accounting guidance

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Red Metal Resources Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Red Metal Resources Ltd. (the “Company”) as of January 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter	How the Matter was Addressed in the Audit
Assessment of Unproved mineral properties for potential impairment indicators	The primary procedures we performed to address this critical audit matter included:

As described in Note 2 to the financial statements, management reviews and evaluates the net carrying value of unproved mineral properties for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. If deemed necessary based on this review and evaluation, management performs a test for impairment.

In its review and evaluation, management determined that there were no indicators that the carrying amount of unproved mineral properties, which has a carrying value of $702,941 as of January 31, 2021, may not be recoverable.

We identified the assessment of unproved mineral properties for potential impairment indicators as a critical audit matter due to the materiality of the balance, the high degree of auditor judgment and an increased level of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions in determining whether indicators of impairment are present.

● ● ●

Evaluation of the Company’s identification of significant events or changes in circumstances that have occurred indicating the underlying Chilean property may not be recoverable by performing an independent assessment.

Discussion with management of future business plans for the unproved mineral property

Ensuring key assumptions were consistent with evidence obtained in other areas of the audit.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2010

Vancouver, Canada

May 3, 2021

RED METAL RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	January 31, 2021	January 31, 2020

ASSETS
Current assets

Cash	$47,293	$9,865
Prepaids and other receivables	994	5,764
Total current assets	48,287	15,629

Equipment	26,450	798
Unproved mineral properties	702,941	653,117
Total assets	$777,678	$669,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities

Accounts payable	$78,755	$239,098
Accrued liabilities	44,475	168,927
Due to related parties	70,514	7,282
Notes payable	15,000	24,451
Total current liabilities	208,744	439,758

Long-term notes payable to related parties	1,093,417	715,842
Withholding taxes payable	116,618	-
Total liabilities	1,418,779	1,155,600

Stockholders’ deficit

Common stock, $0.001 par value, authorized 500,000,000, 41,218,008 issued and outstanding at January 31, 2021 and 2020	41,217	41,217
Additional paid-in capital	9,132,068	9,132,068
Deficit	(9,744,146)	(9,584,892)
Accumulated other comprehensive loss	(70,240)	(74,449)
Total stockholders’ deficit	(641,101)	(486,056)
Total liabilities and stockholders’ deficit	$777,678	$669,544

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	For the year ended January 31,
	2021	2020

Operating expenses:
Amortization	$3,753	$328
Consulting fees	53,559	-
General and administrative	31,493	74,608
Mineral exploration costs	5,441	41,775
Professional fees	121,049	70,420
Regulatory	19,358	9,095
Rent	4,583	-
Salaries, wages and benefits	28,061	64,665
	(267,297)	(260,891)

Other items
Foreign exchange gain (loss)	(2,148)	189
Forgiveness of debt	189,228	-
Interest on notes payable	(79,037)	(60,890)
Net loss	(159,254)	(321,592)

Foreign currency translation	4,209	(81,229)
Comprehensive loss	$(155,045)	$(402,821)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	41,218,008	37,514,762

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income / (Loss)	Total

Balance at January 31, 2019	37,504,588	$37,504	$8,968,677	$(9,263,300)	$6,780	$(250,339)

Stock issued for debt	3,713,420	3,713	163,391	-	-	167,104
Net loss for the year ended January 31, 2020	-	-	-	(321,592)	-	(321,592)
Foreign exchange translation	-	-	-	-	(81,229)	(81,229)

Balance at January 31, 2020	41,218,008	41,217	9,132,068	(9,584,892)	(74,449)	(486,056)

Net loss for the year ended January 31, 2021	-	-	-	(159,254)	-	(159,254)
Foreign exchange translation	-	-	-	-	4,209	4,209

Balance at January 31, 2021	41,218,008	$41,217	$9,132,068	$(9,744,146)	$(70,240)	$(641,101)

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	For the year ended January 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(159,254)	$(321,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on notes payable	79,037	60,890
Amortization	3,753	328
Cash paid for interest	(3,933)	-
Forgiveness of debt	(189,228)	-

Changes in operating assets and liabilities:
Prepaids and other receivables	5,042	(307)
Accounts payable	48,346	41,950
Accrued liabilities	(16,170)	54,271
Due to related parties	62,304	5,486
Net cash used in operating activities	(170,103)	(158,974)

Cash flows used in investing activities:
Acquisition of unproved mineral properties	-	(50,000)
Acquisition of equipment	(27,725)	-
Net cash used in investing activities	(27,725)	(50,000)

Cash flows provided by financing activities:
Issuance of notes payable to related parties	264,410	213,750
Repayment of notes payable	(21,067)	-
Net cash provided by financing activities	243,343	213,750

Effects of foreign currency translation on cash	(8,087)	(3,597)

Increase in cash	37,428	1,179
Cash, beginning	9,865	8,686
Cash, ending	$47,293	$9,865

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$3,933	$-

The accompanying notes are an integral part of these consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has generated only minimal income to date and has accumulated losses of $9,744,146 since inception. The Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through equity and/or debt financings, and by entering into joint venture agreements. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, the continued financial support from related party creditors, and ultimately on generating profitable operations.

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

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company’s financial statements.

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

The Company periodically reviews its long-lived assets to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted net future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2021	January 31, 2020

Due to a company owned by an officer (a)	$17,481	$110
Due to a company controlled by directors (a)	12,731	7,172
Due to the Chief Executive Officer (“CEO”) (a), (b)	27,543	-
Due to the Chief Financial Officer (“CFO”) (a), (b)	8,042	-
Due to a major shareholder (a), (b)	2,500	-
Due to a company controlled by a director (a)	2,217	-
Total due to related parties	$70,514	$7,282

(a)	Amounts are unsecured, due on demand and bear no interest.

(b)	On July 29, 2020, Polymet entered into mining royalty agreements (the “NSR Agreements”) with the Company’s CEO, CFO, and the major shareholder to sell net smelter returns (the “NSR”) on its mineral concessions. NSR range from 0.3% to 1.25% depending on particular concession and the purchaser. The Company’s CEO agreed to acquire NSR for $1,500, CFO agreed to acquire the NSR for $1,000, and the major shareholder agreed to acquire his NSR for $2,500.

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

The following amounts were due under the notes payable the Company issued to related parties:

	January 31, 2021	January 31, 2020

Note payable to CEO (c)	$581,233	$502,575
Note payable to CFO (c)	10,380	9,583
Note payable to a company controlled by directors (c)	123,355	109,984
Note payable to a major shareholder (c)	378,449	93,700
Total notes payable to related parties	$1,093,417	$715,842

(c)	The notes payable to related parties are based on Level 2 inputs in the ASC 820 fair value hierarchy. The notes payable to related parties accumulate interest at a rate of 8% per annum, are unsecured, and are payable on or after August 31, 2022.

During the year ended January 31, 2021, the Company accrued $78,032 (January 31, 2020 - $58,787) in interest expense on the notes payable to related parties.

Transactions with Related Parties

During the year ended January 31, 2021, the Company incurred the following expenses with related parties:

January 31, 2021
Consulting fees to a company owned by the CFO	$16,041
Consulting fees to CFO	6,875
Consulting fees to CEO and President	22,916
Rent fees accrued to a company controlled by directors	4,583
Legal fees to a company controlled by a director	2,088
Total transactions with related parties	$52,503

During the year ended January 31, 2020, the Company did not incur any expenses with related parties.

NOTE 4 -FORGIVENESS OF DEBT

During the year ended January 31, 2021, the Company recorded $74,336 as forgiveness of debt associated with reversal of an old debt which exceeded the statute of limitations as promulgated under Chilean Laws (January 31, 2020 - $Nil).

During the year ended January 31, 2021, the Company entered into an agreement with its former legal representative in Chile (the “Debt Holder”) whereby the Debt Holder agreed to forgive the amounts the Company owed to him for unpaid salaries, being $127,692 (101,717,118 pesos), and a total of $25,487 (20,302,303 pesos) the Company owed under 8% notes payable, in exchange for $40,000, of which $25,000 the Company paid on August 10, 2020. The remaining $15,000 payable to the Debt Holder accumulates no interest and is payable at the discretion of the Company but no later than on October 29, 2021. The transaction resulted in $114,892 forgiveness of debt.

NOTE 5 - UNPROVED MINERAL PROPERTIES

The following are the schedules of the Company’s unproved mineral properties as at January 31, 2021 and 2020:

Mineral Claims at January 31, 2021

Mineral Claims	January 31, 2020	Additions/ Payments	Effect of foreign currency translation	January 31, 2021
Farellon Project
Farellon Alto 1-8	$343,648	$-	$26,215	$369,863
Quina	132,455	-	10,105	142,560
Exeter	134,530	-	10,263	144,793
	610,633	-	46,583	657,216

Perth Project	42,484	-	3,241	45,725

Total Costs	$653,117	$-	$49,824	$702,941

Mineral Claims at January 31, 2020

	January 31, 2019	Additions/ Payments	Effect of foreign currency translation	January 31, 2020
Farellon Project
Farellon Alto 1-8	$411,268	$-	$(67,620)	$343,648
Quina	158,519	-	(26,064)	132,455
Exeter	109,584	50,000	(25,054)	134,530
	679,371	50,000	(118,738)	610,633

Perth Project	51,178	-	(8,694)	42,484

Total Costs	$730,549	$50,000	$(127,432)	$653,117

NOTE 6 - WITHHOLDING TAXES PAYABLE

During the year ended January 31, 2021, the Company reclassified $108,079 in Chilean withholding taxes payable from current- to long-term. As at January 31, 2021, the Company had a total of $116,618 in Chilean withholding taxes payable.

NOTE 7 - COMMON STOCK

On January 30, 2020, the Company issued 3,713,420 shares of the Company’s common stock under a debt settlement agreement with Ms. Caitlin Jeffs, the CEO, President, and director of the Company. The shares were issued on conversion of $167,104 the Company owed to Ms. Jeffs under convertible notes payable at a deemed price of $0.045 per share. The Company recognized $18,567 loss on conversion, which was recorded through additional paid-in capital.

During the year ended January 31, 2021, the Company did not have any transactions that would have resulted in the issuance of the shares of its common stock.

Warrants

During the year ended January 31, 2021, 2,500,000 warrants issued as part of the April 20, 2018, private placement expired unexercised. The Company has no warrants outstanding as at January 31, 2021 (January 31, 2020 - 2,500,000).

NOTE 8 - INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	January 31, 2021	January 31, 2020
Net loss	$(159,254)	$(321,592)
Statutory income tax rate	21%	21%
Expected income tax recovery at statutory income tax rates	(33,000)	(67,000)
Difference in foreign tax rates, foreign exchange, other	4,000	(12,000)
Other	(45,048)	(9,000)
Adjustment to prior year provisions versus statutory tax returns	57,048	4,000
Change in valuation allowance	17,000	84,000
Income tax recovery	$-	$-

Temporary differences that give rise to the following deferred tax assets and liabilities are:

	January 31, 2021	January 31, 2020
Deferred tax assets (liabilities)
Federal loss carryforwards	$790,000	$741,000
Foreign loss carryforwards	944,000	967,000
Mineral properties	30,000	40,000
	1,764,000	1,748,000
Valuation allowance	(1,764,000)	(1,748,000)
	$-	$-

The Company has approximately $3,760,531 of United States federal net operating loss carry forwards that may be offset against future taxable income. These losses may be carried forward indefinitely.

The Company also has approximately $3,496,879 of Chilean tax losses. The Chilean tax losses can be carried forward indefinitely.

NOTE 9 – SUBSEQUENT EVENT

On February 10, 2021, the Company changed its corporate jurisdiction from the State of Nevada to the Province of British Columbia. The Articles of Incorporation and Bylaws of the Company, under the Nevada Revised Statutes, were replaced with the Articles of the Company, under the Business Corporations Act (British Columbia). The authorized capital of the Company was amended to an unlimited number of common shares without par value.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Controls over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer determined that, as of January 31, 2021, our internal control over financial reporting was not effective due to limited segregation of duties.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Private Placement of Subscription Receipts and Units

On February 17, 2021, the Company announced a non-brokered private placement of subscription receipts (each a “Subscription Receipt”) for aggregate gross proceeds of up to CAD$1,000,000 at a price of CAD$0.15 per Subscription Receipt (the “SR Offering”). Each Subscription Receipt will automatically entitle the holder thereof, without payment of any additional consideration and without further action on the part of the holder, to acquire one Subscription Receipt Unit (an “SR Unit”). Until the escrow release conditions (including the listing of the Company’s common shares on a recognized stock exchange in Canada) are met in full, the indentures, representing Subscription Receipts, will be held in trust by an escrow agent appointed by the Company. No Subscription Receipts may be exercised by the holders thereof until all escrow release conditions are met in full.

Each SR Unit will consist of one common share of the Company and one common share purchase warrant (each, an “SR Warrant”). Each SR Warrant will entitle the holder to purchase an additional common share of the Company at a price of CAD$0.30 per common share, if exercised during the first year following the closing date of the SR Offering, and at a price of CAD$0.60, if exercised during the second year following closing date of the SR Offering. Pursuant to the terms of the SR Offering, in the event that the Company does not meet the escrow release conditions by September 30, 2021 (or such later date as may be agreed to by the Company), the escrow agent shall return to the holders of the Subscription Receipts an amount equal to the aggregate purchase price paid for the Subscription Receipts held by each holder, and each Subscription Receipt shall be cancelled and be of no further force or effect.

On February 17, 2021, the Company also announced a concurrent offering of up to 6,666,666 units at a price of CAD$0.15 per unit (each a “Unit”) for gross proceeds of up to CAD$1,000,000 (the “Unit Offering”). Each Unit will consist of one common share and one common share purchase warrant (the “Warrant”). Each Warrant will entitle the holder thereof to purchase one additional common share of the Company at an exercise price of CAD$0.20 per common share for a period of 24 months from the date of issue. The Warrants are subject to an acceleration clause in the event that the common shares are listed on a recognized stock exchange and trade at a price of CAD$0.30 or greater for 10 consecutive trading days, in which event the Company may notify warrant holders that the Warrants must be exercised within a period of 30 days. The Warrants will automatically expire if the Warrant holders do not exercise them within the accelerated 30 day period.

The Company intends to raise aggregate gross proceeds of CAD$1,000,000 in total either through SR Offering or the Unit Offering or a combination of both. The Units and all underlying securities to be issued pursuant to the SR Offering will be subject to a four-month hold period under applicable Canadian securities laws. The proceeds of the SR Offering and the Unit Offering are expected to be used to advance the Company’s flagship Carrizal copper-gold-cobalt property in Atacama, Chile, and general working capital purposes. Finders fees may be paid in connection with the proposed offerings subject to compliance with applicable securities laws. There is no assurance the offerings will be completed as planned or at all.

Engagement of Consultants for Investor Relations and Market Awareness

On April 15, 2021, the Company entered into an independent contractors services agreement (the “Agreement”) with Mr. Richard Cavalli and Mr. Howard Isaacs, who have agreed to provide investor relations and market awareness services to the Company. The Agreement contemplates that the services will continue on a month-to-month basis for an initial term of three months. The Company agreed to compensate Mr. Cavalli and Mr. Isaacs at a rate of USD$5,000 per month each.

At the discretion of the Company, Mr. Isaac’s remuneration can be paid in common shares of the Company at a deemed price of $0.17 per share for a total of 29,411 shares per month. The shares will be issued pursuant to the provisions of Rule 506(b) of Regulation D of the United States Securities Act of 1933, as amended (the “Act”), as Mr. Cavalli is an “accredited investor” as that term is defined under Regulation D of the Act.

Appointment of Vice President, Corporate Finance

On April 22, 2021, the Company appointed Mr.Rodney Stevens as Vice President, Corporate Finance, for an initial term of one year. The Company agreed to compensate Mr. Rodney at a monthly rate of CAD$2,500.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 18 contains certain information regarding our directors and executive officers. There is a family relationship between Caitlin Jeffs and Michael Thompson. Directors serve until their successors are duly elected and qualified.

Table 18: Directors and officers

Name	Age	Position
Caitlin Jeffs	45	Director, Chief Executive Officer, President and Secretary
Michael Thompson	51	Director and Vice President of Exploration
Joao (John) da Costa	56	Director, Chief Financial Officer and Treasurer
Jeffrey Cocks	58	Director
Cody McFarlane	34	Director
Rodney Stevens	47	Vice President, Corporate Finance

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

Cody McFarlane. Mr. McFarlane is a partner and a founder at Axiom Legal and Business Consultants, an international legal and business advisory firm that is helping foreign technology and services businesses to enter and operate in Latin America. Prior to founding Axiom, Mr. McFarlane was a General Manager with the Latin American division of Harris Gómez Group, an international and multidisciplinary firm specializing in cross border transactions between Australia and Latin America. Mr. McFarlane brings with him an extensive knowledge of international acquisitions and expansions of various businesses into Chile, Peru, Bolivia, Colombia, Ecuador, Argentina, Brazil, Panama and Mexico, as well as expertise of working with international trade organizations (UK Trade, Canadian Embassy, etc.) whom he assisted in identifying opportunities in several Chilean key sectors such as mining, energy and infrastructure. Mr. McFarlane has earned his Diploma in Business Management from Grant MacEwan University, Edmonton, Canada, and his Bachelor of Commerce in Managerial Finance form the University of Lethbridge, Canada.

Rodney Stevens. Mr. Stevens is a Chartered Financial Analyst (“CFA”) charterholder with over a decade of experience in the capital markets, first as an investment analyst with Salman Partners Inc. and subsequently as a merchant and investment banker. On July 17, 2007, while at Salman Partners, Mr. Stevens was named StarMine top-rated analyst for the metals and mining industry. Mr. Stevens was also a Portfolio Manager registered with Wolverton Securities Ltd. and over the course of his career, has been instrumental in assisting in financings and mergers and acquisitions activities worth over $1 billion in transaction value.

Involvement in Certain Legal Proceedings

During the past ten years, none of Red Metal’s directors or officers has been:

●	a person against whom a bankruptcy petition was filed;

●	a general partner or executive officer of any partnership, corporation or business association against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or commodities trading or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of (1) any court of competent jurisdiction, permanently or temporarily enjoining him or otherwise limiting him from acting, or (2) any Federal or State authority barring, suspending or otherwise limiting for more than 60 days his right to act, as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	any Federal or State securities or commodities law or regulation, or

●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Directors’ Compensation

Director’s compensation is described in the Executive Compensation section.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us we determined that, during the fiscal year ended January 31, 2021, Ms. Jeffs was late filing a report on Form 4 reflecting open market transaction that took place on July 6, 2020, which was required to be filed by Section 16(a) of the Exchange Act.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

Table 19: Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Caitlin Jeffs	2021	nil	nil	nil	nil	nil	nil	78,495	(1)	78,495
Chief Executive Officer, President and Secretary	2020	nil	nil	nil	nil	nil	nil	54,352	(1)	54,352
Michael Thompson	2021	nil	nil	nil	nil	nil	nil	13,642	(2)	13,642
Vice President of Exploration	2020	nil	nil	nil	nil	nil	nil	8,419	(2)	8,419
Joao (John) da Costa	2021	nil	nil	nil	nil	nil	nil	23,713	(3)	23,713
Chief Financial Officer and Treasurer	2020	nil	nil	nil	nil	nil	nil	734	(3)	734

(1)	Other compensation to Ms. Jeffs includes $41,937 (2020 - $45,933) in interest we accrued on the amounts due to Ms. Jeffs under the notes payable due on or after August 31, 2022, $22,916 (2020 - $Nil) we accrued to Ms. Jeffs for consulting services, $9,059 (2020 - $8,419) in interest we accrued on the amounts due to Fladgate Exploration Corporation (“Fladgate”), of which Ms. Jeffs is a director, under the notes payable due on or after August 31, 2022, and $4,583 (2020 - $Nil) we accrued to Fladgate for the rent of the office space.
(2)	Other compensation to Mr. Thompson includes $9,059 (2020 - $8,419) in interest we accrued on the amounts due to Fladgate, of which Mr. Thompson is a director, under the notes payable due on or after August 31, 2022, and $4,583 (2020 - $Nil) we accrued to Fladgate for the rent of the office space.
(2)	Other compensation to Mr. da Costa includes $797 (2020 - $734) in interest we accrued on the amounts due to Mr. da Costa under the note payable due on or after August 31, 2022, $6,875 (2020 - $Nil) we accrued to Mr. da Costa for consulting services, in addition, $16,041 (2020 - $Nil) represents consulting fees we accrued to Da Costa Management Corp., of which John da Costa is the principal.

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

We have no contracts, agreements, plans or arrangements, written or unwritten, that provide for payment to a Named Executive Officer at, following, or in connection with the resignation, retirement or other termination of a Named Executive Officer, or a change in control of our Company or a change in the Named Executive Officer’s responsibilities following a change in control. We have no employment agreements with our Named Executive Officers.

In the past we have not paid compensation to our Named Executive Officers, although we have paid and continue to pay or accrue fees to entities controlled by our Named Executive Officers for services rendered to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”. In the past we have granted options to purchase our common stock to our Named Executive Officers as compensation for the services they render to us in our day-to-day operations. Grants of options allow us to conserve cash at the same time as they increase the proprietary interest of our Named Executive Officers in the Company, thereby aligning their interests with those of our shareholders. In the future, we may pay cash compensation to our Named Executive Officers and we may pay bonuses of cash or securities as a way of rewarding exceptional performance. We did not pay bonuses during the fiscal year ended January 31, 2021.

We do not have a compensation committee; instead, the entire board of directors participates in deliberations concerning executive officer compensation.

Director Compensation

The following table sets forth the compensation paid to our directors during the year ended January 31, 2021, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our January 31, 2021, fiscal year is set out in the Table 19.

Table 20: Summary Director Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa tion ($)	Non- qualified Deferred Compen sation Earnings ($)	All other Compensation ($)		Total ($)

Jeffrey Cocks(1)	2021	nil	nil	nil	nil	nil	nil	nil		nil
Cody McFarlane(1)	2021	nil	nil	nil	nil	nil	nil	2,088	(2)	2,088

(1)	As of the date of this Annual Report on Form 10-K we do not have any compensation arrangements with Mr. Cocks and Mr. McFarlane for acting as members of our Board of Directors.
(2)	Represents legal fees we incurred with Axiom Legal SpA, a company of which Mr. McFarlane is a managing partner and the majority shareholder.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 21 presents, as of April 30, 2021, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. As of April 30, 2021, there were 41,218,008 shares of our common stock issued and outstanding.

Table 21: Security ownership

Class of security	Name and address of beneficial owner	Number of shares beneficially owned	Percentage of common stock
Security Ownership of Management
Common stock	Caitlin Jeffs 278 Bay Street, Suite 102 Thunder Bay, ON P7B 1R8	5,423,329	13.16%
Common stock	Michael Thompson 278 Bay Street, Suite 102 Thunder Bay, ON P7B 1R8	108,191	0.26%
Common stock	Fladgate Exploration Consulting Corp.(a) 278 Bay Street, Suite 102 Thunder Bay, ON P7B 1R8	330,087	0.80%
Common stock	Joao (John) da Costa 1130 West Pender Street, Unit 820 Vancouver, BC V6E 4A4	743,691	1.80%
Common stock	Jeffrey Cocks 2543 Nuttal Drive Nanoose Bay, BC V9P 9B4	10,000	0.02%
Common stock	Cody McFarlane Punta Nogales 1324 House 19 Santiago, Chile	Nil	Nil
	All officers and directors as a group	6,615,298	16.05%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common stock	Richard N. Jeffs 11750 Fairtide Road Ladysmith, BC V9G 1K5	7,183,408	17.43%
Common stock	Diane Bjola 85 Norquay Rd. Victoria, BC V9B 1V1	2,500,000	6.07%
Common stock	Robert Andjelic PO Box 69 Millarville, AB T0L 1K0	2,500,000	6.07%

(a)	Fladgate Exploration Consulting Corporation is controlled by Caitlin Jeffs and Michael Thompson, each owning 33% of the interest in the entity.

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

Transactions with Related Persons

Since February 1, 2018, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years.

Transactions with Caitlin L. Jeffs

During the year ended January 31, 2021, we borrowed from Ms. Jeffs, our Chief Executive Officer, President and a member of our Board of Directors, $1,454 and $15,228 (CAD$20,000). During the year ended January 31, 2020, we borrowed from Ms. Jeffs $56,488 and $67,262 (CAD$89,266). The loans are subject to 8% interest compounded monthly, are unsecured and due on or after August 31, 2022. On January 30, 2020, Ms. Jeffs agreed to convert a total of $167,104, representing $154,845 in principal we owed to Ms. Jeffs under the demand notes payable and $12,259 in interest accrued thereon, into 3,713,420 shares of our common stock at a deemed price of $0.045 per share. At the time of conversion, the fair market value of our common shares was $0.05, which resulted in a loss on conversion of $18,567, which was recorded as part of additional paid-in capital. As of January 31, 2021, we were indebted to Ms. Jeffs in the amount of $581,233 (2020 - $484,562), consisting of the full principal of all advances made by Ms. Jeffs to that date plus accrued interest of $96,671 (2020 - $51,036). In addition to the amounts due under the notes payable, the Company incurred $22,916 (CAD$30,000) in consulting fees with Ms. Jeffs. As at January 31, 2021, we were indebted to Ms. Jeffs in the amount of $27,543 (2020 - $Nil) on account of unpaid consulting fees and an advance payment Ms. Jeffs made for the mining royalty which has been described below.

Transactions with Fladgate Exploration Consulting Corporation

We pay Fladgate Exploration Consulting Corporation (“Fladgate”) for office rent, mineral exploration, and corporate communication services. Caitlin Jeffs and Michael Thompson are the principals of Fladgate, each owning 33% of the interest in the entity. During the years ended January 31, 2021 and 2020, we accrued $9,059 (2020 - $8,419) in interest on the notes payable we issued to Fladgate. The loans are subject to 8% interest compounded monthly, are unsecured and due on or after August 31, 2022. In addition to the interest accrued on the notes payable, we incurred $4,583 (CAD$6,000) in office rent fees due to Fladgate under a month-to-month verbal agreement (2020 - $Nil). As of January 31, 2021, we were indebted to Fladgate in the amount of $123,355 under notes payable (2020 - $109,984), and $12,731 (2020 - $7,172) on account of unpaid services and reimbursable expenses.

Transactions with John da Costa

At January 31, 2021, we were indebted to Joao (John) da Costa, our Chief Financial Officer, Treasurer and a member of our Board of Directors, in the amount of $10,380 (2020 - $9,583), consisting of the full principal of the loan we received from Mr. da Costa plus accrued interest of $1,880 (2020 - $1,083). The loan is subject to 8% interest compounded monthly, is unsecured and due on or after August 31, 2022. We did not borrow any additional funds from Mr. da Costa during the years ended January 31, 2021 and 2020. In addition to the amount due under the note payable, the Company incurred $6,875 (CAD$9,000) in consulting fees with Mr. da Costa (2020 - $Nil). As at January 31, 2021, we were indebted to Mr. da Costa in the amount of $8,042 (2020 - $Nil) on account of unpaid consulting fees and an advance payment Mr. da Costa made for the mining royalty which has been described below.

Transactions with Da Costa Management Corp.

Da Costa Management Corp. provides us administrative, consulting, and accounting services. Mr. da Costa is the principal of Da Costa Management Corp. During the year ended January 31, 2021, we incurred $16,041 (CAD$21,000) in consulting fees with Da Costa Management Corp (2020 - $Nil). As at January 31, 2021, we were indebted to Da Costa Management Corp. in the amount of $17,481 (2020 - $110) on account of unpaid consulting fees and reimbursable expenses.

Loans from Richard N. Jeffs

During the year ended January 31, 2021, we borrowed from Richard N. Jeffs, our major shareholder, $23,000 and $224,728 (CAD$300,000). During the year ended January 31, 2020, we borrowed from Mr. Jeffs $90,000. All notes payable issued to Mr. Jeffs accumulate interest at 8% per annum compounded monthly, are unsecured, and repayable on or after August 31, 2022, as renegotiated with Mr. Jeffs. As of January 31, 2021, we were indebted to Mr. Jeffs in the amount of $378,449 (2020 - $93,700), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $30,707 (2020 - $3,700). In addition, at January 31, 2021, we owed Mr. Jeffs $2,500 on account of the advance payment he made for the mining royalty which has been described below.

NSR Agreements with Ms. Jeffs, Mr. da Costa, and Mr. Jeffs

On July 29, 2020, Polymet entered into mining royalty agreements (the “NSR Agreements”) with Ms. Jeffs, Mr. da Costa, and Mr. Jeffs to sell net smelter returns (the “NSR”) on its mining concessions. NSR range from 0.3% to 1.25% depending on particular concession and the purchaser. Ms. Jeffs agreed to acquire the NSR for $1,500, Mr. da Costa agreed to acquire the NSR for $1,000, and Mr. Jeffs agreed to acquire his NSR for $2,500.

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

Transactions with Axiom Legal SpA

Axiom Legal SpA. (“Axiom”) provides us with legal services in Chile. Mr. McFarlane is the managing partner and founder of Axiom. During the year ended January 31, 2021, we incurred $2,088 in legal fees with Axiom. As at January 31, 2021, we were indebted to Axiom in the amount of $2,217 (2020 - $Nil) on account of unpaid legal fees.

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

2021 - $30,356 - Dale Matheson Carr-Hilton Labonte LLP

2020 - $21,005 - Dale Matheson Carr-Hilton Labonte LLP

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2021 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2020 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2021 - $1,863 - Dale Matheson Carr-Hilton Labonte LLP

2020 - $3,030 - Dale Matheson Carr-Hilton Labonte LLP

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2021 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2020 - $0 - Dale Matheson Carr-Hilton Labonte LLP

We do not have an audit committee. Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services.

ITEM 15: EXHIBITS

See the index to financial statements on page 40.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1.1	Articles of Incorporation(1)
3.1.2	Certificate of Amendment to Articles of Incorporation(2)
3.2	By-laws(1)
3.3	Certificate of Continuation Dated February 10, 2021(11)
10.1	Red Metal Resources Ltd. 2011 Equity Incentive Plan(2)
10.2	Memorandum of Understanding between Minera Polymet Limitada and David Marcus Mitchel (3)
10.3	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation (4)
10.4	Irrevocable Purchase Option Contract for Mining Property Quina 1-56, English translation (4)
10.5	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54 in Spanish (5)
10.6	Irrevocable Purchase Option Contract for Mining Property Exeter 1-54, English translation (5)
10.7	Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008, between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada, dated December 9, 2013; English translation.(6)
10.8	Amendment to the Contract of Purchase and Sale of Mine Holdings dated for reference May 9, 2008, between Minera Polymet Limitada and Compañía Minera Romelio Alday Limitada dated December 9, 2013 in Spanish.(6)
10.9	Debt Settlement Agreement between Caitlin Jeffs and Red Metal Resources Ltd. dated January 30, 2020.(7)
10.10	Mining Royalty Agreement with C Jeffs dated for reference July 29, 2020(9),(10)
10.11	Mining Royalty Agreement with R Jeffs dated for reference July 29, 2020(9),(10)
10.12	Mining Royalty Agreement with J da Costa dated for reference July 29, 2020(9),(10)
10.13	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference April 15, 2021.(12)
21.1	List of significant subsidiaries of Red Metal Resources Ltd.
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements formatted in Extensive Business Reporting Language (XBRL):

(i) Consolidated Balance Sheets;

(ii) Consolidated Statements of Operations;

(iii) Consolidated Statement of Stockholders’ Deficit;

(iv) Consolidated Statements of Cash Flows; and

(v) Notes to the Interim Consolidated Financial Statements.

1.	Incorporated by reference from the registrant’s report on Form SB-2 filed with the Securities and Exchange Commission on May 22, 2006 as file number 333-134-363
2.	Incorporated by reference from the registrant’s Quarterly report on Form 10-Q for the period ended October 31, 2010 and filed with the Securities and Exchange Commission on December 13, 2010.
3.	Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2014.
4.	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014
5.	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015.
6.	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2016.
7.	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2020.
8.	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2020.
9.	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2020.
10.	Personal information included in the Agreement has been redacted.
11.	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2021.
12.	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2021.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2021

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs, Chief Executive Officer

By:	/s/ Joao (John) da Costa
Joao (John) da Costa, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Caitlin Jeffs	Chief Executive Officer,	May 3, 2021
Caitlin Jeffs	(Principal Executive Officer) President, Secretary and Member of the Board of Directors

/s/ Joao (John) da Costa	Chief Financial Officer and director	May 3, 2021
Joao (John) da Costa	(Principal Financial and Accounting Officer) and Member of the Board of Directors

/s/ Michael Thompson	Vice President of Exploration and	May 3, 2021
Michael Thompson	Member of the Board of Directors

/s/ Jeffrey Cocks	Member of the Board of Directors	May 3, 2021
Jeffrey Cocks

/s/ Cody McFarlane	Member of the Board of Directors	May 3, 2021
Cody McFarlane

