Form 10-Q
period 2021-04-30
RED METAL RESOURCES, LTD.
filed 2021-06-14
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 000-52055

RED METAL RESOURCES, LTD.

(Exact name of small business issuer as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	20-2138504 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 14, 2021, the number of shares of the registrant’s common stock outstanding was 45,097,087.

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	April 30, 2021	January 31, 2021

ASSETS

Current assets
Cash	$101,694	$47,293
Prepaids and other receivables	17,721	994
Total current assets	119,415	48,287

Equipment	25,778	26,450
Unproved mineral properties	739,140	702,941
Total assets	$884,333	$777,678

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$79,315	$78,755
Accrued liabilities	54,046	44,475
Due to related parties	101,854	70,514
Subscription receipts payable	12,210	-
Notes payable	15,000	15,000
Total current liabilities	262,425	208,744

Long-term notes payable to related parties	1,188,326	1,093,417
Withholding taxes payable	125,948	116,618
Total liabilities	1,576,699	1,418,779

Stockholders' deficit
Common stock, no par value, unlimited number authorized 41,218,008 issued and outstanding at April 30, 2021 and January 31, 2021	6,281,521	6,281,521
Shares subscribed	87,721	-
Additional paid-in capital	2,897,562	2,891,764
Deficit	(9,877,350)	(9,744,146)
Accumulated other comprehensive loss	(81,820)	(70,240)
Total stockholders' deficit	(692,366)	(641,101)
Total liabilities and stockholders' deficit	$884,333	$777,678

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended April 30,
	2021	2020

Operating expenses:
Amortization	$1,995	$57
Consulting fees	27,809	-
General and administrative	15,107	13,091
Mineral exploration costs	9,200	944
Professional fees	43,054	10,052
Regulatory	2,991	7,007
Rent	2,384	-
Salaries, wages and benefits	7,495	7,698
	(110,035)	(38,849)

Other items
Foreign exchange gain (loss)	(1,342)	224
Forgiveness of debt	-	74,336
Interest on notes payable	(21,827)	(17,639)
Net income (loss)	(133,204)	18,072

Foreign currency translation	(11,580)	10,931
Comprehensive income (loss)	$(144,784)	$29,003

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding - basic and diluted	41,218,008	41,218,008

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Shares Subscribed	Accumulated Deficit		Accumulated Other Comprehensive Income / (Loss)		Total

Balance at January 31, 2020	41,218,008	$6,281,521	$2,891,764	$-		$(9,584,892)		$(74,449)		$(486,056)

Net income for the three months ended April 30, 2020	-	-	-	-		18,072		-		18,072
Foreign exchange translation	-	-	-	-		-		10,931		10,931
Balance at April 30, 2020	41,218,008	$6,281,521	$2,891,764	$-		$(9,566,820)		$(63,518)		$(457,053)

Balance at January 31, 2021	41,218,008	$6,281,521	$2,891,764	$-	$	$(9,744,146)	$	$(70,240)	$	$(641,101)

Shares subscribed	-	-	-	87,721		-		-		87,721
Cash received from short sell fees	-	-	5,798	-		-		-		5,798
Net loss for the three months ended April 30, 2021	-	-	-	-		(133,204)		-		(133,204)
Foreign exchange translation	-	-	-	-		-		(11,580)		(11,580)
Balance at April 30, 2021	41,218,008	$6,281,521	$2,897,562	$87,721		$(9,877,350)		$(81,820)		$(692,366)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended April 30,
	2021	2020
Cash flows used in operating activities:
Net income (loss)	$(133,204)	$18,072
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accrued interest on notes payable	21,827	17,639
Amortization	1,995	57
Forgiveness of debt	-	(74,336)

Changes in operating assets and liabilities:
Prepaids and other receivables	(2,240)	(200)
Accounts payable	(13,597)	(16,234)
Accrued liabilities	10,410	11,032
Due to related parties	28,598	3
Net cash used in operating activities	(86,211)	(43,967)

Cash flows provided by financing activities:
Issuance of notes payable to related parties	34,202	188,922
Cash received on subscription to shares	87,721	-
Cash received from subscription receipts	11,938	-
Cash received from short sell fees	5,798	-
Net cash provided by financing activities	139,659	188,922

Effects of foreign currency exchange	953	(9,623)

Increase in cash	54,401	135,332
Cash, beginning	47,293	9,865
Cash, ending	$101,694	$145,197

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

APRIL 30, 2021

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

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended January 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2021, are not necessarily indicative of the results that may be expected for the year ending January 31, 2022.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenues from mineral sales since inception, has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. The Company plans to mitigate these operating losses through controlling its operating costs. The Company plans to obtain sufficient working capital through additional debt or equity financing and private loans. At April 30, 2021, the Company had a working capital deficit of $143,010 and accumulated losses of $9,877,350 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate significant revenues in the future. These unaudited condensed consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in these unaudited condensed consolidated financial statements.

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

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2021	January 31, 2021

Due to a company owned by an officer (a)	$30,876	$17,481
Due to a company controlled by directors (a)	16,004	12,731
Due to a company controlled by directors (a)	13,797	-
Due to the Chief Executive Officer (“CEO”) (a), (b)	28,653	27,543
Due to the Chief Financial Officer (“CFO”) (a), (b)	8,326	8,042
Due to a major shareholder (a), (b)	2,500	2,500
Due to a company controlled by a director (a)	1,698	2,217
Total due to related parties	$101,854	$70,514

(a)Amounts are unsecured, due on demand and bear no interest.

(b)On July 29, 2020, Polymet entered into mining royalty agreements (the “NSR Agreements”) with the Company’s CEO, CFO, and the major shareholder to sell net smelter returns (the “NSR”) on its mineral concessions. NSR range from 0.3% to 1.25% depending on particular concession and the purchaser. The Company’s CEO agreed to acquire the NSR for $1,500, CFO agreed to acquire the NSR for $1,000, and the major shareholder agreed to acquire his NSR for $2,500.

The NSR will be paid quarterly once commercial exploitation begins and will be paid on gold, silver, copper and cobalt sales. If, within two years, the Company does not commence commercial exploitation of the mineral properties, an annual payment of $10,000 per purchaser will be paid.

Pursuant to Chilean law, the NSR agreements will come in force only when registered against the land title in Chile. Due to temporary safety restrictions associated with COVID-19 pandemic, the registration of the NSR Agreements has been deferred, therefore the payments made by the CEO, CFO, and the major shareholder have been recorded as advances on the books of the Company and will be applied towards the NSR Agreements, once they are fully legalized.

The following amounts were due under the notes payable the Company issued to related parties:

	April 30, 2021	January 31, 2021

Note payable to CEO (c)	$616,351	$581,233
Note payable to CFO (c)	10,584	10,380
Note payable to a company controlled by directors (c)	430,547	378,449
Note payable to a major shareholder (c)	130,844	123,355
Total notes payable to related parties	$1,188,326	$1,093,417

(c)The notes payable to related parties are based on Level 2 inputs in the ASC 820 fair value hierarchy. The notes payable to related parties accumulate interest at a rate of 8% per annum, are unsecured, and are  payable on or after August 31, 2022.

During the three-month period ended April 30, 2021, the Company accrued $21,827 (April 30, 2020 - $17,182) in interest expense on the notes payable to related parties.

Transactions with Related Parties

During the three months ended April 30, 2021 and 2020, the Company incurred the following expenses with related parties:

	Three Months ended April 30,
	2021	2020
Consulting fees to a company owned by CFO	$11,919	$-
Consulting fees to a company controlled by CEO	11,919	-
Legal fees paid to a company controlled by a director	4,764	-
Rent fees accrued to a company controlled by directors	2,384	-
Total transactions with related parties	$30,986	$-

NOTE 3 - UNPROVED MINERAL PROPERTIES

Following is the schedule of the Company’s unproved mineral properties as at April 30, 2021 and January 31, 2021:

Mineral Claims at April 30, 2021

Mineral Tenures	January 31, 2021	Effect of foreign currency translation	April 30, 2021
Farellón Project
Farellón	$369,863	$19,048	$388,911
Quina	142,560	7,341	149,901
Exeter	144,793	7,456	152,249
	657,216	33,845	691,061

Perth Project	45,725	2,354	48,079

Total Costs	$702,941	$36,199	$739,140

Mineral Claims at January 31, 2021

Mineral Tenures	January 31, 2020	Effect of foreign currency translation	January 31, 2021
Farellón Project
Farellón	$343,648	$26,215	$369,863
Quina	132,455	10,105	142,560
Exeter	134,530	10,263	144,793
	610,633	46,583	657,216

Perth Project	42,484	3,241	45,725

Total Costs	$653,117	$49,824	$702,941

NOTE 4- COMMON STOCK

On February 10, 2021, the Company changed its corporate jurisdiction from the State of Nevada to the Province of British Columbia. The Articles of Incorporation and Bylaws of the Company, under the Nevada Revised Statutes, were replaced with the Articles of the Company, under the Business Corporations Act (British Columbia). The authorized capital of the Company was amended to an unlimited number of common shares without par value (the “Shares”). The Company retroactively reclassified $6,240,304 associated with the historical share issuances from additional paid-in capital to common stock.

On February 17, 2021, the Company announced a non-brokered private placement of up to 6,666,666 units at a price of CAD$0.15 per unit (each a "Unit") for gross proceeds of up to CAD$1,000,000 (the "Unit Offering"), which was closed subsequent to April 30, 2021 (Note 6). Each Unit consisted of one common share and one common share purchase warrant (the “Warrant”). Each Warrant entitles the holder thereof to purchase one additional common share of the Company at an exercise price of CAD$0.20 per common share for a period of 24 months from the date of issue. The Warrants are subject to an acceleration clause in the event that the common shares are listed on a recognized stock exchange and trade at a price of CAD$0.30 or greater for 10 consecutive trading days, in which event the Company may notify warrant holders that the Warrants must be exercised within a period of 30 days. In case the Warrant holders do not exercise them within the accelerated 30-day period, the warrants will expire automatically.

As at April 30, 2021, the Company had received $87,721 (CAD$110,000) in subscriptions to the Unit Offering.

NOTE 5- SUBSCRIPTION RECEIPTS PAYABLE

On February 17, 2021, concurrent with the Unit Offering (Note 4), the Company announced a non-brokered private placement of subscription receipts (each a “Subscription Receipt”) for aggregate gross proceeds of up to CAD$1,000,000 at a price of CAD$0.15 per Subscription Receipt (the “SR Offering”). Each Subscription Receipt will automatically entitle the holder thereof, without payment of any additional consideration and without further action on the part of the holder, to acquire one Subscription Receipt Unit (an “SR Unit”). Until the escrow release conditions (including the listing of the Company’s common shares on a recognized stock exchange in Canada) are met in full, the indentures, representing Subscription Receipts, will be held in trust by an escrow agent appointed by the Company. No Subscription Receipts may be exercised by the holders thereof until all escrow release conditions are met in full.

Each SR Unit will consist of one Share and one Share purchase warrant (each, an “SR Warrant”). Each SR Warrant will entitle the holder to purchase an additional Share of the Company at a price of CAD$0.30 per Share, if exercised during the first year following the closing date of the SR Offering, and at a price of CAD$0.60, if exercised during the second year following closing date of the SR Offering. Pursuant to the terms of the SR Offering, in the event that the Company does not meet the escrow release conditions by September 30, 2021 (or such later date as may be agreed to by the Company), the escrow agent shall return to the holders of the Subscription Receipts an amount equal to the aggregate purchase price paid for the Subscription Receipts held by each holder, and each Subscription Receipt shall be cancelled and be of no further force or effect.

As at April 30, 2021, the Company had recorded $12,210 (CAD$15,000) as a liability under the SR Offering.

NOTE 6 - SUBSEQUENT EVENTS

On May 14, 2021, the Company issued 29,411 Shares of its common stock to a consultant for IR services. The Shares were issued pursuant to an independent contractors services agreement whereby the Company agreed to a $5,000 monthly fee payable to a consultant during a three-month period commencing on April 14, 2021. At the discretion of the Company, the cash fee can be paid in common shares of the Company at a deemed price of $0.17 per share for a total of 29,411 shares per month.

On May 17, 2021, the Company closed the Unit Offering (Note 4) by issuing 3,849,668 units at $0.12 (CAD$0.15) per Unit for gross proceeds of $477,956 (CAD$577,450). In connection with the Unit Offering, the Company paid cash commissions aggregating $18,538 (CAD$22,397) and issued 149,310 Warrants to registered broker-dealers. The Warrants are subject to the same terms and conditions as the Warrants purchased by other subscribers in the Unit Offering.

Subsequent to April 30, 2021, the Company received a total of CAD$969,130 in subscriptions to SR Offering (Note 5).

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

General

You should read this discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

Overview

Red Metal Resources Ltd. was incorporated under the Nevada Business Corporations Act on January 10, 2005, as Red Lake Exploration, Inc. On August 27, 2008, the name of the Company was changed to Red Metal Resources Ltd. On February 10, 2021, the Company changed its corporate jurisdiction from the State of Nevada to the Province of British Columbia by means of a process called a “conversion” under the Nevada Revised Statutes and a “continuation” under the Business Corporations Act (British Columbia). Upon the Company’s continuation to British Columbia, the Articles of Incorporation and Bylaws of the Company, under the Nevada Revised Statutes, were replaced with the Articles of the Company, under the Business Corporations Act (British Columbia). The authorized capital of the Company was amended to an unlimited number of common shares without par value.

The Company’s head office is located at 278 Bay Street, Suite 102, Thunder Bay, Ontario, P7B 1R8. The Company’s registered office address is 700 - 595 Burrard Street, Vancouver, British Columbia, V7X 1S8.

On August 21, 2007, the Company formed Minera Polymet Limitada (“Polymet”) as a limited liability company, under the laws of the Republic of Chile. On September 28, 2015, the Company changed Polymet’s incorporation from Limited Liability Company to a Closed Stock Corporation (“SpA”). As of the date of this Quarterly Report on Form 10-Q the Company owns 100% of Polymet, which holds its Chilean mineral property interests.

The Company is engaged in the business of mineral exploration in Chile with the objective to explore and, if warranted, develop mineral properties. All of the Company’s mineral concessions are located in the Candelaria iron oxide copper-gold (IOCG) belt of the coastal cordillera, in the Carrizal Alto Mining District, III Region of Atacama, Chile. The Company has three active copper-gold projects on two properties, namely the Farellón and Perth Projects both located on the Carrizal Property, and the Mateo Project located on the Mateo Property. In addition to holding these active properties, as an exploration company, the Company periodically stakes, purchases or options claims to allow time and access to fully consider the geological potential of claims.

The Company’s flagship project, the Farellón Project, is a mid-stage exploration project consisting of eight mining concessions totaling 1,234 hectares.

Consistent with our historical practices, we continue to monitor our costs in Chile by reviewing our mineral claims to determine whether they possess the geological indicators to economically justify the capital to maintain or explore them. As at the time of the filing of this Quarterly Report on Form 10-Q, Polymet has two employees and engages independent consultants on as needed basis. Most of the Company’s support - such as vehicles, office, and equipment - is supplied under short-term contracts. The only long-term commitments that the Company has are for royalty payments on four of its mineral concessions - Farellón Alto 1 - 8, Quina 1 - 56, Exeter 1 - 54, and Che. These royalties are payable once exploitation begins. The Company is also required to pay property taxes that are due annually on all the concessions that are included in its properties.

The cost and timing of all planned exploration programs are subject to the availability of qualified mining personnel, such as consulting geologists, geo-technicians and drillers, and drilling equipment. Although Chile has a well-trained and qualified mining workforce from which to draw and few early-stage companies such as Red Metal are competing for the available resources, if the Company is unable to find the personnel and equipment needed at the prices that were budgeted for the programs, the Company might have to revise or postpone its exploration plans.

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at April 30, 2021, to the year ended January 31, 2021.

Table 1: Comparison of financial condition

	April 30, 2021	January 31, 2021
Working capital deficit	$(143,010)	$(160,457)
Current assets	$119,415	$48,287
Unproved mineral properties	$739,140	$702,941
Total current liabilities	$262,425	$208,744
Total long-term liabilities	$1,314,274	$1,210,035
Common stock and additional paid in capital	$9,179,083	$9,173,285
Accumulated other comprehensive loss	$(81,820	$(70,240)
Deficit	$(9,877,350)	$(9,744,146)

Selected Financial Results

THREE MONTHS ENDED APRIL 30, 2021 AND 2020

Our operating results for the three months ended April 30, 2021 and 2020, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended
	April 30, 2021	April 30, 2020	Percentage Increase / (Decrease)
Operating expenses	$(110,035)	$(38,849)	183.2%
Other items:
Foreign exchange gain/(loss)	(1,342)	224	(699.1)%
Forgiveness of debt	-	74,336	(100)%
Interest on notes payable	(21,827)	(17,639)	23.7%
Net income/(loss)	(133,204)	18,072	(837.1)%
Unrealized foreign exchange gain/(loss)	(11,580)	10,931	(205.9)%
Comprehensive income/(loss)	$(144,784)	$29,003	(599.2)%

Revenue. We did not generate any revenue during the three months ended April 30, 2021 and 2020. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three months ended April 30, 2021 and 2020, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended
Operating expenses	April 30, 2021	April 30, 2020	Percentage Increase / (Decrease)
Amortization	$1,995	$57	3,400.0%
Consulting	27,809	-	n/a
General and administrative	15,107	13,091	15.4%
Mineral exploration costs	9,200	944	874.6%
Professional fees	43,054	10,052	328.3%
Regulatory	2,991	7,007	(57.3)%
Rent	2,384	-	n/a
Salaries, wages and benefits	7,495	7,698	(2.6)%
Total operating expenses	$110,035	$38,849	183.2%

The most significant changes in our operating expenses for the three-month period ended April 30, 2021, as compared to the three-month period ended April 30, 2020, were as follows:

•Our professional fees increased by $33,002, or 328.3%, from $10,052 we incurred during the three-month period ended April 30, 2020, to $43,054 we incurred during the three-month period ended April 30, 2021. This increase was mainly associated with legal fees required to assist us with preparing the continuation to BC, Canada and Annual Special Meeting of our shareholders, as well as assistance with our Unit Offering, which we closed on May 17, 2021, and Subscription Receipts Offering, which, as of the date of this Quarterly Report on Form 10-Q has not been closed yet.

•During the three-month period ended April 30, 2021, we incurred $27,809 in consulting fees to our management and the companies controlled by them.

•Our mineral and exploration expenses increased by $8,256, or 874.6%; from $944 we incurred during the three-month period ended April 30, 2020, to $9,200 we incurred during the three-month period ended April 30, 2021. The higher mineral exploration expenses during the three-month period ended April 30, 2021, were associated with the preparation of the Farellon Alto 1-8 concession for the drilling program we are planning to start in the Summer of 2021.

•Our regulatory fees decreased by $4,016, or 57.3%, from $7,007 we incurred during the three-month period ended April 30, 2020, to $2,991 we incurred during the three-month period ended April 30, 2021.

•Our general and administrative expenses increased by 15.4%, or $2,016 to $15,107 during the three-month period ended April 30, 2021, as compared to $13,091 we incurred in general and administrative expenses during the comparative period ended April 30, 2020. The increase was associated mostly with our investor relation activities and automobile expenses of $5,431 and $2,825, respectively (2020 - $Nil and $1,291), and with increased value added tax, which, for the three-month period ended April 30, 2021, totaled $1,260 (2020 - $97). These expenses were in part offset by reduced office and administrative expenses, which amounted to $1,741 and $3,231, respectively (2020 - $4,793, and $6,120).

•Our salaries paid to the staff employed through our Chilean subsidiary decreased by $203, or 2.6% to $7,495 from $7,698 we incurred during the three-month period ended April 30, 2020. The stable payroll expenses were a result of no changes in our staff employed by Polymet, with the only changes resulting from the customary adjustment for inflation in Chile and fluctuation of foreign exchange rates.

Other items. To continue our operations, we were required to incur additional debt with our debt holders. Our notes payable carry 8% annual interest, which resulted in $21,827 in interest we accrued during the three-month period ended April 30, 2021, representing a $4,188 increase as compared to $17,639 in interest we accrued during the three-month period ended April 30, 2020.

During the comparative three-month period ended April 30, 2020, we reversed an old debt which exceeded the statute of limitations as promulgated under Chilean Laws; the amount reversed was $74,336 and was recorded as forgiveness of debt. We did not have similar transactions during the three-month period ended April 30, 2021.

During the three-month period ended April 30, 2021, we recorded $1,342 loss on foreign exchange fluctuations (2020 - $224 gain).

Comprehensive income/(loss). Our comprehensive loss for the three-month period ended April 30, 2021, was $144,784 as compared to $29,003 comprehensive income we recorded for the three-month period ended April 30, 2020. During the three-month period ended April 30, 2021, the comprehensive loss included $11,580 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative three-month period ended April 30, 2020, the comprehensive income included $10,931 income associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	April 30, 2021	January 31, 2021	Percentage Increase / (Decrease)
Current assets	$119,415	$48,287	147.3%
Current liabilities	262,425	208,744	25.7%
Working capital deficit	$(143,010)	$(160,457)	(10.9)%

As of April 30, 2021, we had a cash balance of $101,694, our working capital was represented by a deficit of $143,010 and cash used in operations totaled $86,211 for the period then ended.

We did not generate cash flows from our operating activities to satisfy our cash requirements for the three-month period ended April 30, 2021. The amount of cash that we have generated from our operations to date is significantly less than our current and long-term debt obligations, including our debt under notes and advances payable. To service our debt, we rely mainly on attracting cash through debt or equity financing.

Cash Flow

Table 5 summarizes our sources and uses of cash for the three months ended April 30, 2021 and 2020.

Table 5: Summary of sources and uses of cash

	April 30,
	2021	2020
Net cash used in operating activities	$(86,211)	$(43,967)
Net cash provided by financing activities	139,659	188,922
Effects of foreign currency exchange	953	(9,623)
Net increase in cash	$54,401	$135,332

Net cash used in operating activities

During the three months ended April 30, 2021, we used net cash of $86,211 in operating activities. We used $109,382 to cover our cash operating costs, $2,240 to prepay our future expenses, and $13,597 to reduce amounts we owed to our vendors. These uses of cash were offset by $28,598 increase to the amounts due to our related parties mainly for consulting services provided by them to our Company, and by $10,410 increase to our accrued liabilities.

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

Certain non-cash changes included in the net income/(loss) for the period

During the three-month period ended April 30, 2021, our outstanding notes payable to related parties resulted in the accrual of $21,827 in interest. In addition, we recorded $1,995 in amortization of our work trucks used for Chilean operations.

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

Net cash provided by financing activities

During the three months ended April 30, 2021, we borrowed $34,202 from Richard Jeffs, our major shareholder. The loan is unsecured, bears interest at 8% per annum, compounded monthly, and is payable on or after August 31, 2022. In addition, we received $87,721 from subscriptions to units of our common stock as part of our Unit Offering which we closed on May 17, 2021, and $11,938 we received in subscriptions to our SR Offering, which is contingent upon us listing our shares on the Canadian Securities Exchange.

During the three months ended April 30, 2020, we borrowed $188,922 (CAD$250,000) from our major shareholder. The loan is unsecured, bears interest at 8% per annum, compounded monthly, and is payable on or after August 31, 2022.

Going Concern

The condensed consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible. At April 30, 2021, we had a working capital deficit of $143,010 and accumulated losses of $9,877,350. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our condensed consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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
			3,460

(a)Irene and Irene II overlap each other; the net area of both claims is 50 hectares.

Capital Resources

Our ability to acquire and explore our Chilean claims is subject to our ability to obtain the necessary funding. We expect to raise funds through any combination of debt financing and/or sale of our securities. We have no committed sources of capital. If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

Contingencies and Commitments

We had no contingencies at April 30, 2021.

As of the date of the filing this Quarterly Report, we have the following long-term contractual obligations and commitments, notwithstanding $1,188,326 we owe to our related parties under notes payable that are due on or after August 31, 2022, and $125,948 in Chilean withholding taxes payable:

Farellón royalty. We are committed to paying the vendor a royalty equal to 1.5% on the net sales of minerals extracted from the Farellón Alto 1 - 8 concession up to a total of $600,000. The royalty payments are due monthly once exploitation begins and are subject to minimum payments of $1,000 per month.

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

Equity Financing

On February 17, 2021, we announced a non-brokered private placement of subscription receipts (each a “Subscription Receipt”) for aggregate gross proceeds of up to CAD$1,000,000 at a price of CAD$0.15 per Subscription Receipt (the “SR Offering”). Each Subscription Receipt will automatically entitle the holder thereof, without payment of any additional consideration and without further action on the part of the holder, to acquire one Subscription Receipt Unit (an “SR Unit”). Until the escrow release conditions (including the listing of the Company’s common shares on a recognized stock exchange in Canada) are met in full, the indentures, representing Subscription Receipts, will be held in trust by our escrow agent. No Subscription Receipts may be exercised by the holders thereof until all escrow release conditions are met in full.

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

As of the date of this Quarterly Report on Form 10-Q we have received a total of CAD$969,130 in subscriptions to SR Offering.

On February 17, 2021, we also announced a concurrent offering of up to 6,666,666 units at a price of CAD$0.15 per unit (each a “Unit”) for gross proceeds of up to CAD$1,000,000 (the “Unit Offering”), which we closed on May 17,

2021, by issuing 3,849,668 Units for gross proceeds of $477,956 (CAD$577,450). Each Unit consists of one common share and one common share purchase warrant (the “Warrant”). Each Warrant entitles the holder thereof to purchase one additional common share of the Company at an exercise price of CAD$0.20 per common share for a period expiring on May 17, 2023. The Warrants are subject to an acceleration clause in the event that the common shares are listed on a recognized stock exchange and trade at a price of CAD$0.30 or greater for 10 consecutive trading days, in which event the Company may notify warrant holders that the Warrants must be exercised within a period of 30 days. The Warrants will automatically expire if the Warrant holders do not exercise them within the accelerated 30-day period. In connection with the Unit Offering, the Company paid cash commissions aggregating $18,538 (CAD$22,397) and issued 149,310 Warrants to registered broker-dealers. The Warrants are subject to the same terms and conditions as the Warrants purchased by other subscribers in the Unit Offering.

Debt Financing

During the three-month period ended April 30, 2021, and up to the date of the filing of this Quarterly Report on Form 10-Q, we borrowed a total of $34,202 from Mr. Jeffs. The loan is unsecured, due on or after August 31, 2022 (as renegotiated with the note holders), with interest payable at a rate of 8% per annum, compounded monthly.

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

As at April 30, 2021, we owed $1,188,326 to related parties under long-term notes payable, which will become payable on or after August 31, 2022, and $125,948 in withholding taxes that will become payable to Chilean tax authorities only when Polymet is in position to start paying the administrative fees it owes us. In addition to the long-term debt, we had $262,425 in current liabilities, of which $101,854 we owed to our related parties; these liabilities are payable on demand. We do not have the funds to pay all our current liabilities, and as such, we may decide to offer some vendors to convert the amounts we owe them into shares of our common stock. Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the three-month period ended April 30, 2021, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Transactions with Caitlin L. Jeffs

During the three-month period ended April 30, 2021, we accrued $11,587 in interest on notes payable we issued to Ms. Jeffs for a total owed under the USD$ notes payable of $4,267 and $612,085 (CAD$751,947) owed on account of CAD$ notes payable, which were outstanding as at April 30, 2021. The notes payable accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after August 31, 2022. In addition to the amounts due under the notes payable, we owed Ms. Jeffs a total of $28,653 on account of unpaid consulting fees Ms. Jeffs charged us during the year ended January 31, 2021, and an advance payment Ms. Jeffs made for the mining royalty which has been described below. This amount is interest-free and payable on demand. During the three-month period ended April 30, 2021, the consulting fees for Ms. Jeffs’ services were being accrued as payable to Fairtide Ventures, a company jointly controlled by Ms. Jeffs and Mr. Thompson, our VP of Exploration. We accrued a total of $11,919 in consulting fees for these services. As at April 30, 2021, we owed a total of $13,797 on account of consulting fees payable to Fairtide Ventures.

Transactions with Fladgate Exploration Consulting Corporation

During the three-month period ended April 30, 2021, we accrued $2,457 on a total of $105,083 (CAD$129,093) in notes payable we issued to Fladgate. As at April 30, 2021, we owed Fladgate a total of $130,844 (CAD$160,740) under the outstanding notes payable, which accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after August 31, 2022. In addition to the interest accrued on the notes payable, we incurred $2,384 (CAD$3,000) in office rent due to Fladgate under a month-to-month verbal agreement (2020 - $Nil). As of April 30, 2021, we were indebted to Fladgate in the amount of $16,004 (January 31, 2021 - $12,731) on account of unpaid services and reimbursable expenses.

Transactions with John da Costa

During the three-month period ended April 30, 2021, we accrued $204 on $8,500 note payable we issued to Mr. da Costa, which was outstanding as at April 30, 2021. At April 30, 2021, the total owed under the note payable we issued to Mr. da Costa was $10,584. The note payable accumulates interest at 8% per annum compounded monthly, is unsecured and repayable on or after August 31, 2022. In addition to the amounts due under the note payable, we were indebted to Mr. da Costa in the amount of $8,326 (January 31, 2021 - $Nil) on account of unpaid consulting fees and an advance payment Mr. da Costa made for the mining royalty which has been described below. During the three-month period ended April 30, 2021, the consulting fees for Mr. da Costa’s services were being accrued as payable to Da Costa Management Corp., a company controlled by Mr. da Costa.

Transactions with Da Costa Management Corp.

During the three-month period ended April 30, 2021, we incurred $11,919 (CAD$15,000) in consulting fees with Da Costa Management Corp. As at April 30, 2021, we owed Da Costa Management a total of $30,876 (January 31, 2021 - $17,481) for services and reimbursable expenses.

Loans from Richard N. Jeffs

During the three-month period ended April 30, 2021, Mr. Jeffs advanced us $34,202 at 8% annual interest compounded monthly and repayable on or after August 31, 2022. During the three-month period ended April 30, 2021, we accrued $2,534 in interest due on a total of $147,202 in US$ notes payable we issued to Mr. Jeffs, and $5,045 interest on the CAD$300,000 notes payable. All notes payable issued to Mr. Jeffs accumulate interest at 8% per annum compounded monthly, are unsecured, and repayable on or after August 31, 2022, as renegotiated with Mr. Jeffs. As of April 30, 2021, we were indebted to Mr. Jeffs in the amount of $430,547 (January 31, 2021 - $378,449), consisting of the full principal of all advances made by Mr. Jeffs to that date plus accrued interest of $39,145 (January 31, 2021 - $30,707). In addition, at January 31, 2021, we owed Mr. Jeffs $2,500 on account of the advance payment he made for the mining royalty which has been described below.

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

Transactions with Axiom Legal SpA

Axiom Legal SpA (“Axiom”) provides us legal services in Chile. Mr. McFarlane is the managing partner and founder of Axiom. During the three-month period ended April 30, 2021, we incurred $4,764 in legal fees with Axiom. As at April 30, 2021, we were indebted to Axiom in the amount of $1,698 (January 31, 2021 - $2,217) on account of unpaid legal fees.

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

At the discretion of the Company, Mr. Isaac’s remuneration can be paid in common shares of the Company at a deemed price of $0.17 per share for a total of 29,411 shares per month. The shares will be issued pursuant to the provisions of Rule 506(b) of Regulation D of the United States Securities Act of 1933, as amended (the “Act”), as Mr. Cavalli is an “accredited investor” as that term is defined under Regulation D of the Act. On May 14, 2021, the Company issued 29,411 shares to Mr. Issacs, representing the first monthly payment for his services.

Appointment of Vice President, Corporate Finance

On April 22, 2021, the Company appointed Mr. Rodney Stevens as Vice President, Corporate Finance, for an initial term of one year. The Company agreed to compensate Mr. Rodney at a monthly rate of CAD$2,500.

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
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, formatted in XBRL

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

(11)Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2021.

(12)Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2021

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs Chief Executive Officer (Principal Executive Officer) and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa Chief Financial Officer (Principal Accounting Officer)