Form 10-Q
period 2021-07-31
RED METAL RESOURCES, LTD.
filed 2021-09-14
CIK 1358654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 000-52055

RED METAL RESOURCES, LTD.

(Exact name of small business issuer as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	20-2138504 (I.R.S. Employer Identification No.)

1130 Pender Street West, Suite 820, Vancouver, BC V6E 4A4

(Address of principal executive offices) (Zip Code)

866-907-5403

(Issuer’s telephone number)

278 Bay Street, Suite 102, Thunder Bay, ON P7B 1R8

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 14, 2021, the number of shares of the registrant’s common stock outstanding was 45,097,087.

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	July 31, 2021	January 31, 2021

ASSETS

Current assets
Cash	$130,652	$47,293
Cash held in trust	777,605	-
Prepaids and other receivables	80,883	994
Total current assets	989,140	48,287

Equipment	22,150	26,450
Unproved mineral properties	687,066	702,941
Total assets	$1,698,356	$777,678

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$85,098	$78,755
Accrued liabilities	39,038	44,475
Due to related parties	126,289	70,514
Subscription receipts payable	777,669	-
Notes payable	15,000	15,000
Total current liabilities	1,043,094	208,744

Long-term notes payable to related parties	1,197,760	1,093,417
Withholding taxes payable	120,134	116,618
Total liabilities	2,360,988	1,418,779

Stockholders’ deficit
Common stock, no par value, unlimited number authorized 45,097,087 and 41,218,008 issued and outstanding at July 31, 2021 and January 31, 2021, respectively	6,702,859	6,281,521
Additional paid-in capital	2,945,839	2,891,764
Deficit	(10,189,694)	(9,744,146)
Accumulated other comprehensive loss	(121,636)	(70,240)
Total stockholders' deficit	(662,632)	(641,101)
Total liabilities and stockholders' deficit	$1,698,356	$777,678

The accompanying notes are an integral part of these condensed consolidated financial statements

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended July 31,		For the six months ended July 31,
	2021	2020	2021	2020

Operating expenses:
Amortization	$1,882	$55	$3,877	$112
Consulting fees	41,280	-	69,089	-
General and administrative	43,809	1,668	58,916	14,759
Mineral exploration costs	85,128	2,155	94,328	3,099
Professional fees	81,622	10,912	124,676	20,964
Regulatory	23,457	3,964	26,448	10,971
Rent	2,440	-	4,824	-
Salaries, wages and benefits	7,378	5,082	14,873	12,780
	(286,996)	(23,836)	(397,031)	(62,685)

Other items
Foreign exchange gain (loss)	(1,272)	(155)	(2,614)	69
Forgiveness of debt	-	-	-	74,336
Interest on notes payable	(24,076)	(19,221)	(45,903)	(36,860)
Net loss	(312,344)	(43,212)	(445,548)	(25,140)

Foreign currency translation	(39,816)	15,901	(51,396)	26,832
Comprehensive income (loss)	$(352,160)	$(27,311)	$(496,944)	$1,692

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	42,825,848	41,218,008	42,825,848	41,218,008

The accompanying notes are an integral part of these condensed consolidated financial statements

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Shares Subscribed	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total

Balance at January 31, 2020	41,218,008	$6,281,521	$2,891,764	$-	$(9,584,892)	$(74,449)	$(486,056)

Net income for the three months ended April 30, 2020	-	-	-	-	18,072	-	18,072
Foreign exchange translation	-	-	-	-	-	10,931	10,931

Balance at April 30, 2020	41,218,008	6,281,521	2,891,764	$-	(9,566,820)	(63,518)	(457,053)

Net income for the three months ended July 31, 2020	-	-	-	-	(43,212)	-	(43,212)
Foreign exchange translation	-	-	-	-	-	15,901	15,901

Balance at July 31, 2020	41,218,008	$6,281,521	$2,891,764	$-	$(9,610,032)	$(47,617)	$(484,364)

Balance at January 31, 2021	41,218,008	$6,281,521	$2,891,764	$-	$(9,744,146)	$(70,240)	$(641,101)

Shares subscribed	-	-	-	87,721	-	-	87,721
Cash received from short sell fees	-	-	5,798	-	-	-	5,798
Net loss for the three months ended April 30, 2021	-	-	-	-	(133,204)	-	(133,204)
Foreign exchange translation	-	-	-	-	-	(11,580)	(11,580)

Balance at April 30, 2021	41,218,008	6,281,521	2,897,562	87,721	(9,877,350)	(81,820)	(692,366)

Shares issued for private placement	3,849,668	477,982	-	(87,721)	-	-	390,261
Share issuance costs	-	(66,644)	48,277	-	-	-	(18,367)
Shares issued for services	29,411	10,000	-	-	-	-	10,000
Net loss for the three months ended July 31, 2021	-	-	-	-	(312,344)	-	(312,344)
Foreign exchange translation	-	-	-	-	-	(39,816)	(39,816)

Balance at July 31, 2021	45,097,087	$6,702,859	$2,945,839	$-	$(10,189,694)	$(121,636)	$(662,632)

The accompanying notes are an integral part of these condensed consolidated financial statements

RED METAL RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the six months ended July 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(445,548)	$(25,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on notes payable	45,903	36,860
Amortization	3,877	112
Forgiveness of debt	-	(74,336)
Shares issued for services	10,000	-

Changes in operating assets and liabilities:
Prepaids and other receivables	(65,897)	(2,032)
Accounts payable	(5,136)	(788)
Accrued liabilities	(1,253)	(1,663)
Due to related parties	54,872	5,033
Net cash used in operating activities	(403,182)	(61,954)

Cash flows provided by financing activities:
Issuance of notes payable to related parties	34,202	249,182
Cash received on subscription to shares	459,615	-
Cash received on subscription to subscription receipts	777,669	-
Cash received from short sell fees	5,798	-
Net cash provided by financing activities	1,277,284	249,182

Effects of foreign currency exchange	(13,138)	(3,001)

Increase in cash	860,964	184,227
Cash, beginning	47,293	9,865
Cash, ending	$908,257	$194,092

Cash	$130,652	$194,092
Cash held in trust	777,605	-
Cash and cash held in trust, ending	$908,257	$194,092

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

RED METAL RESOURCES LTD.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

JULY 31, 2021

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

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended January 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended July 31, 2021, are not necessarily indicative of the results that may be expected for the year ending January 31, 2022.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any significant revenues from mineral sales since inception, has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. The Company plans to mitigate these operating losses through controlling its operating costs. The Company plans to obtain sufficient working capital through additional debt or equity financing and private loans. At July 31, 2021, the Company had a working capital deficit of $53,954 and accumulated losses of $10,189,694 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate significant revenues in the future. These unaudited condensed consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in these unaudited condensed consolidated financial statements.

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

NOTE 2 - RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2021	January 31, 2021

Due to a company owned by an officer (a)	$43,090	$17,481
Due to a company controlled by directors (a)	18,496	12,731
Due to a company controlled by directors (a)	27,203	-
Due to the Chief Executive Officer (“CEO”) (a), (b)	24,214	27,543
Due to the Chief Financial Officer (“CFO”) (a), (b)	8,222	8,042
Due to a major shareholder (a), (b)	2,500	2,500
Due to a company controlled by a director (a)	2,564	2,217
Total due to related parties	$126,289	$70,514

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

The following amounts were due under the notes payable the Company issued to related parties:

	July 31, 2021	January 31, 2021

Note payable to CEO (c)	$619,959	$581,233
Note payable to CFO (c)	10,799	10,380
Note payable to a company controlled by directors (c)	435,399	378,449
Note payable to a major shareholder (c)	131,603	123,355
Total notes payable to related parties	$1,197,760	$1,093,417

(c)The notes payable to related parties are based on Level 2 inputs in the ASC 820 fair value hierarchy. The notes payable to related parties accumulate interest at a rate of 8% per annum, are unsecured, and are  payable on or after August 31, 2022.

During the three-month period ended July 31, 2021, the Company accrued $24,076 (July 31, 2020 - $18,707) in interest expense on the notes payable to related parties.

During the six-month period ended July 31, 2021, the Company accrued $45,903 (July 31, 2020 - $35,889) in interest expense on the notes payable to related parties.

Transactions with Related Parties

During the three and six months ended July 31, 2021 and 2020, the Company incurred the following expenses with related parties:

	Three Months ended July 31,		Six Months ended July 31,
	2021	2020	2021	2020
Consulting fees to a company owned by CFO	$12,202	$-	$24,121	$-
Consulting fees to a company controlled by CEO	12,202	-	24,121	-
Consulting fees paid or accrued to a company controlled by VP of Finance	6,759	-	6,759	-
Prepaid consulting fees paid to a company controlled by VP of Finance	18,160	-	18,160	-
Legal fees paid to a company controlled by a director	3,908	-	8,672	-
Rent fees accrued to a company controlled by directors	2,440	-	4,824	-
Total transactions with related parties	$55,671	$-	$86,657	$-

NOTE 3 - UNPROVED MINERAL PROPERTIES

Following is the schedule of the Company’s unproved mineral properties as at July 31, 2021 and January 31, 2021:

Mineral Claims at July 31, 2021

Mineral Claims	January 31, 2021	Effect of foreign currency translation	July 31, 2021
Farellón Project
Farellón	$369,863	$(8,352)	$361,511
Quina	142,560	(3,220)	139,340
Exeter	144,793	(3,270)	141,523
	657,216	(14,842)	642,374

Perth Project	45,725	(1,033)	44,692

Total Costs	$702,941	$(15,875)	$687,066

Mineral Claims at January 31, 2021

Mineral Claims	January 31, 2020	Effect of foreign currency translation	January 31, 2021
Farellón Project
Farellón	$343,648	$26,215	$369,863
Quina	132,455	10,105	142,560
Exeter	134,530	10,263	144,793
	610,633	46,583	657,216

Perth Project	42,484	3,241	45,725

Total Costs	$653,117	$49,824	$702,941

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

On May 17, 2021, the Company closed a non-brokered private placement by issuing 3,849,668 units at a price of CAD$0.15 per unit (each a “Unit”) for gross proceeds of $477,982 (CAD$577,450) (the “Unit Offering”). Each Unit consisted of one common share and one common share purchase warrant (the “Warrant”). Each Warrant entitles the holder thereof to purchase one additional common share of the Company at an exercise price of CAD$0.20 per common share for a period of 24 months from the date of issue. The Warrants are subject to an acceleration clause in the event that the common shares are listed on a recognized stock exchange and trade at a price of CAD$0.30 or greater for 10 consecutive trading days, in which event the Company may notify warrant holders that the Warrants must be exercised within a period of 30 days. In case the Warrant holders do not exercise them within the accelerated 30-day period, the warrants will expire automatically.

In connection with the Unit Offering, the Company paid cash commissions aggregating $18,367 (CAD$22,397) and issued 149,310 Warrants to registered broker-dealers valued at $48,277. The Warrants are subject to the same terms and conditions as the Warrants purchased by other subscribers in the Unit Offering. The Company used Black-Scholes option pricing model to determine the value of the broker warrants. The following assumptions were used:

Expected Life of the broker warrants	2 years
Risk-Free Interest Rate	0.16%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	255%
Fair Value at the date of transaction	$0.34

On May 14, 2021, the Company issued 29,411 shares of its common stock to a consultant for investor relations services. The Shares were issued pursuant to an independent contractors services agreement whereby the Company agreed to a $5,000 monthly fee payable to a consultant during a three-month period commencing on April 14, 2021. At the discretion of the Company, the cash fee can be paid in common shares of the Company at a deemed price of $0.17 per share for a total of 29,411 shares per month. At the time of the share issuance, the fair market value of the shares was $0.34, therefore the Company recognized $10,000 as part of its investor relation fees.

Warrants

The changes in the number of warrants outstanding during the six months period ended July 31, 2021, and for the year ended January 31, 2021, are as follows:

	Six months ended July 31, 2021			Year ended January 31, 2021
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	-	$	n/a	2,500,000		$0.1875
Warrants issued	3,998,978		$0.20	-	$	n/a
Warrants expired	-	$	n/a	(2,500,000)		$0.1875
Warrants outstanding, ending	3,998,978		$0.20	-	$	n/a

Details of warrants outstanding as at July 31, 2021, are as follows:

Number of warrants exercisable	Grant date	Exercise price
3,849,668	May 17, 2021	$0.20 expiring on May 17, 2023
149,310(1)	May 17, 2021	$0.20 expiring on May 17, 2023
3,998,978

(1)Broker warrants issued on closing of the Unit Offering.

At July 31, 2021, the weighted average life and exercise price of the warrants was 1.79 years and $0.20, respectively.

Recovery of Short-Swing Profits

During the six months ended July 31, 2021, the Company received $5,798 related to the recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company did not have similar transactions during the six months ended July 31, 2020.

NOTE 5- SUBSCRIPTION RECEIPTS PAYABLE

On June 15, 2021, the Company closed a non-brokered private placement by issuing 6,460,872 subscription receipts (each a “Subscription Receipt”) at a price of CAD$0.15 per Subscription Receipt for aggregate gross proceeds of $777,669 (CAD$969,131) (the “SR Offering”).

Each Subscription Receipt automatically entitles the holder thereof, without payment of any additional consideration and without further action on the part of the holder, to acquire one Subscription Receipt Unit (an “SR Unit”). Until the escrow release conditions (including the listing of the Company’s common shares on a recognized stock exchange in Canada) are met in full, the indentures, representing Subscription Receipts, will be held in trust by an escrow agent appointed by the Company. No Subscription Receipts may be exercised by the holders thereof until all escrow release conditions are met in full.

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

In connection with the SR Offering, the Company agreed to pay finders fees to certain registered broker dealers payable on the Escrow Release Date consisting of: (1) a cash commission in an amount equal to 7% of the gross proceeds raised from subscribers to the SR Offering who were introduced by such finders, and (2) finders warrants in an amount equal to 7% of the number of Subscription Receipts purchased by subscribers introduced by such finders to the Company (the "Finder's Warrants"). The Finder's Warrants will be on the same terms as the SR Warrants as defined below.

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

The Company’s head office is located at 1130 West Pender Street, Suite 820, Vancouver, British Columbia, V6E 4A4. Its registered office address is 700 - 595 Burrard Street, Vancouver, British Columbia, V7X 1S8. The Company's mailing address is 278 Bay Street, Suite 102, Thunder Bay, Ontario, P7B 1R8.

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

The Company’s flagship project, the Farellón Project, is an early-stage exploration property consisting of eight mining concessions totaling 1,234 hectares.

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

Results of Operations

SUMMARY OF FINANCIAL CONDITION

Table 1 summarizes and compares our financial condition at July 31, 2021, to the year ended January 31, 2021.

Table 1: Comparison of financial condition

	July 31, 2021	January 31, 2021
Working capital deficit	$(53,954)	$(160,457)
Current assets	$989,140	$48,287
Unproved mineral properties	$687,066	$702,941
Total current liabilities	$1,043,094	$208,744
Total long-term liabilities	$1,317,894	$1,210,035
Common stock and additional paid in capital	$9,648,698	$9,173,285
Accumulated other comprehensive loss	$(121,636)	$(70,240)
Deficit	$(10,189,694)	$(9,744,146)

Selected Financial Results

THREE AND SIX MONTHS ENDED JULY 31, 2021 AND 2020

Our operating results for the three and six months ended July 31, 2021 and 2020, and the changes in the operating results between those periods are summarized in Table 2:

Table 2: Summary of operating results

	Three Months Ended			Six Months Ended
	July 31, 2021	July 31, 2020	Percentage Increase / (Decrease)	July 31, 2021	July 31, 2020	Percentage Increase / (Decrease)
Operating expenses	$(286,996)	$(23,836)	1,104.0%	$(397,031)	$(62,685)	533.4%
Other items:
Foreign exchange gain/(loss)	(1,272)	(155)	720.6%	(2,614)	69	(3,888.4)%
Forgiveness of debt	-	-	n/a	-	74,336	(100.0)%
Interest on notes payable	(24,076)	(19,221)	25.3%	(45,903)	(36,860)	24.5%
Net loss	(312,344)	(43,212)	34.4%	(445,548)	(25,140)	1,672.3%
Unrealized foreign exchange gain/(loss)	(39,816)	15,901	(350.4)%	(51,396)	26,832	(291.5)%
Comprehensive income/(loss)	$(352,160)	$(27,311)	1,189.4%	$(496,944)	$1,692	(29,470.2)%

Revenue. We did not generate any revenue during the three and six months ended July 31, 2021 and 2020. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses for the three and six months ended July 31, 2021 and 2020, and the changes between those periods are summarized in Table 3.

Table 3: Detailed changes in operating expenses

	Three Months Ended			Six Months Ended
	July 31, 2021	July 31, 2020	Percentage Increase	July 31, 2021	July 31, 2020	Percentage Increase
Operating expenses
Amortization	$1,882	$55	3,321.8%	$3,877	$112	3,361.6%
Consulting	41,280	-	n/a	69,089	-	n/a
General and administrative	43,809	1,668	2,526.4%	58,916	14,759	299.2%
Mineral exploration costs	85,128	2,155	3,850.3%	94,328	3,099	2,943.8%
Professional fees	81,622	10,912	648.0%	124,676	20,964	494.7%
Regulatory	23,457	3,964	491.8%	26,448	10,971	141.1%
Rent	2,440	-	n/a	4,824	-	n/a
Salaries, wages and benefits	7,378	5,082	45.2%	14,873	12,780	16.4%
Total operating expenses	$286,996	$23,836	1,104.0%	$397,031	$62,685	533.4%

Our operating expenses increased by $263,160, or 1,104.0%, from $23,836 for the three-month period ended July 31, 2020, to $286,996 for the three-month period ended July 31, 2021. The increase in operating expenses during the three-month period ended July 31, 2021, was associated mainly with increased mineral exploration costs, which totaled $85,128, as opposed to $2,155 we incurred during the three-month period ended July 31, 2020, and included a payment of 2020/21 and 2021/22 property taxes on all our mineral exploration projects, and with increased professional fees, which, for the three-month period ended July 31, 2021, amounted to $81,622, as compared to $10,912 we incurred during the three-month period ended July 31, 2020. The increase in professional fees was mainly associated with increased legal fees required to assist us with listing our shares on the Canadian Securities Exchange (the “CSE”) through a filing of non-offering prospectus (the “Prospectus”) and other day-to-day legal advice.

In addition, during the three-month period ended July 31, 2021, we incurred $41,280 in consulting fees to our management, the companies controlled by our management, and to independent consultants; we did not have similar expenses during the three-month period ended July 31, 2020. Our general and administrative fees increased by $42,141 to $43,809, and included $33,898 in advertising and promotion fees, the expense we did not have in the comparative three-month period; our regulatory fees increased by $19,493 to $23,457 due to the extra filing and regulatory fees associated with the Unit and Receipt Offerings, as well as with the filing of our Prospectus.

Our operating expenses increased by $334,346, or 533.4%, from $62,685 for the six-month period ended July 31, 2020, to $397,031 for the six-month period ended July 31, 2021. The most significant changes in our operating expenses for the six-month period ended July 31, 2021, as compared to the six-month period ended July 31, 2020, were as follows:

•Our professional fees increased by $103,712, or 494.7%, from $20,964 we incurred during the six-month period ended July 31, 2020, to $124,676 we incurred during the six-month period ended July 31, 2021. This increase was mainly associated with legal fees required to assist us with preparing the documents required for continuation from Nevada to British Columbia and to carry out an Annual Special Meeting of our shareholders, to assist us with listing our shares on the CSE through a filing of non-offering prospectus (the “Prospectus”), and other day-to-day legal advice.

•Our mineral and exploration expenses increased by $91,229, from $3,099 we incurred during the six-month period ended July 31, 2020, to $94,328 we incurred during the six-month period ended July 31, 2021. The higher mineral exploration expenses during the six-month period ended July 31, 2021, were associated with the payment of 2020/21 and 2021/22 property taxes on all our mineral exploration projects, as well as with the costs to prepare of the Farellon Alto 1-8 concession for the drilling program we have planned for our Fiscal 2022 and 2023.

•During the six-month period ended July 31, 2021, we incurred $69,089 in consulting fees to our management, the companies controlled by them, and to external consultants. We did not have similar expenses during the six-month period ended July 31, 2020.

•Our regulatory fees increased by $15,477, or 141.1%, from $10,971 we incurred during the six-month period ended July 31, 2020, to $26,448 we incurred during the six-month period ended July 31, 2021. The higher regulatory fees, as compared to the comparative period, were associated with the extra filing and regulatory fees associated with the Unit and Receipt Offerings, as well as with the filing of our Prospectus.

•Our general and administrative expenses increased by 299.2%, or $44,157 to $58,916 during the six-month period ended July 31, 2021, as compared to $14,759 we incurred in general and administrative expenses during the comparative period ended July 31, 2020. The increase was associated mostly with our investor relation activities and administrative expenses of $39,329 and $6,462, respectively (2020 - $Nil and $9,403), and with increased value added tax, which, for the six-month period ended July 31, 2021, totaled $4,004 (2020 - $483). In addition, we spent $3,040 on our office and administrative expenses, $3,755 on automobile expenses and $2,164 on bank charges (2020 - $2,039, $1,533 and $1,215 respectively).

•The salaries paid to the staff employed through our Chilean subsidiary increased by $2,093, or 16.4% to $14,873 from $12,780 we incurred during the six-month period ended July 31, 2020. The change in payroll expenses resulted mainly from the customary adjustment for inflation in Chile and fluctuation of foreign exchange rates.

Other items. To continue our operations, we were required to incur additional debt with our debt holders. Our notes payable carry 8% annual interest, which resulted in $45,903 in interest we accrued during the six-month period ended July 31, 2021, representing a $9,043 increase as compared to $36,860 in interest we accrued during the six-month period ended July 31, 2020. For the three-month period ended July 31, 2021, the interest expense was calculated to be $24,076, as opposed to $19,221 we accrued during the three-month period ended July 31, 2020.

During the comparative six-month period ended July 31, 2020, we reversed an old debt which exceeded the statute of limitations as promulgated under Chilean Laws; the amount reversed was $74,336 and was recorded as forgiveness of debt. We did not have similar transactions during the six-month period ended July 31, 2021.

During the three-month period ended July 31, 2021, we recorded $1,272 loss on foreign exchange fluctuations (2020 - $155), during the six-month period ended July 31, 2021, the loss on foreign exchange fluctuations was calculated to be $2,614 (2020 - $69 gain).

Comprehensive income/(loss). Our comprehensive loss for the three-month period ended July 31, 2021, was $352,160 as compared to $27,311 comprehensive loss we recorded for the three-month period ended July 31, 2020. During the three-month period ended July 31, 2021, the comprehensive loss included $39,816 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative three-month period ended July 31, 2020, the comprehensive loss included $15,901 income associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

On a year-to-date basis, our comprehensive loss was $496,944 as compared to $1,692 comprehensive income we recorded for the six-month period ended July 31, 2020. During the six-month period ended July 31, 2021, the comprehensive loss included $51,396 loss associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies. During the comparative six-month period ended July 31, 2020, the comprehensive income included $26,832 income associated with the foreign exchange translation of the carried balances denominated in other than our functional currencies.

Liquidity and Capital Resources

Table 4: Working capital

	July 31, 2021	January 31, 2021	Percentage Increase / (Decrease)
Current assets	$989,140	$48,287	1,948.5%
Current liabilities	1,043,094	208,744	399.7%
Working capital deficit	$(53,954)	$(160,457)	(66.4)%

As of July 31, 2021, we had a cash balance of $908,257 of which $777,605 was held in trust until such time that our shares are listed on the CSE, our working capital was represented by a deficit of $53,954 and cash used in operations totaled $403,182 for the period then ended.

We did not generate cash flows from our operating activities to satisfy our cash requirements for the six-month period ended July 31, 2021. The amount of cash that we have generated from our operations to date is significantly less than our current and long-term debt obligations, including our debt under notes and advances payable. To service our debt, we rely mainly on attracting cash through debt or equity financing.

Cash Flow

Table 5 summarizes our sources and uses of cash for the six months ended July 31, 2021 and 2020.

Table 5: Summary of sources and uses of cash

	July 31,
	2021	2020
Net cash used in operating activities	$(403,182)	$(61,954)
Net cash provided by financing activities	1,277,284	249,182
Effects of foreign currency exchange	(13,138)	(3,001)
Net increase in cash	$860,964	$184,227

Net cash used in operating activities

During the six months ended July 31, 2021, we used net cash of $403,182 in operating activities. We used $385,768 to cover our cash operating costs, $65,897 to prepay our future expenses, and $5,136 and $1,253 to reduce amounts we owed to our vendors and accrued liabilities, respectively. These uses of cash were offset by $54,872 increase to the amounts due to our related parties mainly for consulting services provided by them to our Company.

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

Certain non-cash changes included in the net loss for the period

During the six-month period ended July 31, 2021, our outstanding notes payable to related parties resulted in the accrual of $45,903 in interest. In addition, we recorded $3,877 in amortization of our work trucks used for Chilean operations, and $10,000 on investor relations activities, which were paid for by issuing 29,411 shares of our common stock at $0.34 per share.

During the six-month period ended July 31, 2020, our outstanding notes payable resulted in the accrual of $36,860 in interest. In addition, we recorded $112 in amortization of our work truck used for Chilean operations. During the six-month period ended July 31, 2020, we recorded $74,336 forgiveness of debt on reversal of old debt which exceeded the statute of limitation promulgated under Chilean Law.

Net cash provided by financing activities

During the six months ended July 31, 2021, we borrowed $34,202 from Richard Jeffs, our major shareholder. The loan is unsecured, bears interest at 8% per annum, compounded monthly, and is payable on or after August 31, 2022. In addition, we received $459,615 on subscriptions to units of our common stock as part of our Unit Offering which we closed on May 17, 2021, and $777,669 we received in subscriptions to our Subscription Receipts Offering, which we closed on June 15, 2021. The funds received from the Subscription Receipts Offering are held in trust, with their release being contingent upon us listing our shares on the CSE.

During the six months ended July 31, 2020, we borrowed $224,728 (CAD$300,000) and $23,000 from Mr. Richard Jeffs, our major shareholder. In addition, our CEO advanced us $1,454 as part of vendor payments she made on our behalf. The loans are unsecured, bear interest at 8% per annum, compounded monthly, and are payable on or after August 31, 2022.

Going Concern

The condensed consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any significant revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods, which we plan to mitigate by controlling our operating costs and by sharing mineral exploration expenses through joint venture agreements, if possible. At July 31, 2021, we had a working capital deficit of $53,954 and accumulated losses of $10,189,694. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our condensed consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Contingencies and Commitments

We had no contingencies at July 31, 2021.

As of the date of the filing this Quarterly Report, we have the following long-term contractual obligations and commitments, notwithstanding $1,197,760 we owe to our related parties under notes payable that are due on or after August 31, 2022, and $120,134 in Chilean withholding taxes payable:

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

Equity Financing

On May 17, 2021, we issued 3,849,668 units of our common stock at a price of CAD$0.15 per unit (each a “Unit”) for gross proceeds of $477,982 (CAD$577,450) (the “Unit Offering”). Each Unit consists of one common share and one common share purchase warrant (the “Warrant”). Each Warrant entitles the holder thereof to purchase one additional common share of the Company at an exercise price of CAD$0.20 per common share for a period expiring on May 17, 2023. The Warrants are subject to an acceleration clause in the event that the common shares are listed on a recognized stock exchange and trade at a price of CAD$0.30 or greater for 10 consecutive trading days, in which event the Company may notify warrant holders that the Warrants must be exercised within a period of 30 days. The Warrants will automatically expire if the Warrant holders do not exercise them within the accelerated 30-day period. In connection with the Unit Offering, the Company paid cash commissions aggregating $18,367 (CAD$22,397) and issued 149,310 Warrants to registered broker-dealers valued at $48,277. The Warrants are subject to the same terms and conditions as the Warrants purchased by other subscribers in the Unit Offering.

On June 15, 2021, we closed a non-brokered private placement of subscription receipts (each a “Subscription Receipt”) by issuing 6,460,872 Subscription Receipts for aggregate gross proceeds of $777,669 (CAD$969,131) at a price of CAD$0.15 per Subscription Receipt (the “SR Offering”). Each Subscription Receipt will automatically entitle the holder thereof, without payment of any additional consideration and without further action on the part of the holder, to acquire one Subscription Receipt Unit (an “SR Unit”). Until the escrow release conditions (including the listing of the Company’s common shares on a recognized stock exchange in Canada) are met in full, the indentures, representing Subscription Receipts, are held in trust by our escrow agent. No Subscription Receipts may be exercised by the holders thereof until all escrow release conditions are met in full.

Each SR Unit consists of one common share of the Company and one common share purchase warrant (each, an “SR Warrant”). Each SR Warrant will entitle the holder to purchase an additional common share of the Company at a price of CAD$0.30 per common share, if exercised during the first year following the closing date of the SR Offering, and at a price of CAD$0.60, if exercised during the second year following closing date of the SR Offering. Pursuant to the terms of the SR Offering, in the event that the Company does not meet the escrow release conditions by September 30, 2021 (or such later date as may be agreed to by the Company), the escrow agent shall return to the holders of the Subscription Receipts an amount equal to the aggregate purchase price paid for the Subscription Receipts held by each holder, and each Subscription Receipt shall be cancelled and be of no further force or effect.

Debt Financing

During the six-month period ended July 31, 2021, and up to the date of the filing of this Quarterly Report on Form 10-Q, we borrowed a total of $34,202 from Mr. Jeffs. The loan is unsecured, due on or after August 31, 2022, with interest payable at a rate of 8% per annum, compounded monthly.

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

As at July 31, 2021, we owed $1,197,760 to related parties under long-term notes payable, which will become payable on or after August 31, 2022, and $120,134 in withholding taxes that will become payable to Chilean tax authorities only when Polymet is in position to start paying the administrative fees it owes us. In addition to the long-term debt, we had $1,043,094 in current liabilities, of which $126,289 we owed to our related parties; these liabilities are payable on demand, and $777,669 were associated with the Subscription Receipts to acquire up to 6,460,872 SR Units at no additional cost. The funds we received from the SR Offering would become payable if we do not meet all escrow conditions associated with the SR Offering. We do not have the funds to pay all our current liabilities, and as such, we may decide to offer some vendors to convert the amounts we owe them into shares of our common stock. Because of the low price of our common stock, the issuance of the shares to pay the debt will likely result in dilution to the percentage of outstanding shares of our common stock held by our existing shareholders.

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

Related-Party Transactions

During the six-month period ended July 31, 2021, and up to the date of the filing of this Quarterly Report on Form 10-Q we have entered into the following transactions with the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families:

Transactions with Caitlin L. Jeffs

During the six-month period ended July 31, 2021, we accrued $24,057 in interest on notes payable we issued to Ms. Jeffs for a total owed under the USD$ notes payable of $4,354 and $615,607 (CAD$767,169) owed on account of CAD$ notes payable, which were outstanding as at July 31, 2021. The notes payable accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after August 31, 2022. In addition to the amounts due under the notes payable, we owed Ms. Jeffs a total of $24,214 on account of unpaid consulting fees Ms. Jeffs charged us during the year ended January 31, 2021, and an advance payment Ms. Jeffs made for the mining royalty which has been described below. This amount is interest-free and payable on demand. During the six-month period ended July 31, 2021, the consulting fees for Ms. Jeffs’ services were being accrued as payable to Fairtide Ventures, a company jointly controlled by Ms. Jeffs and Mr. Thompson, our VP of Exploration. We accrued a total of $24,121 in consulting fees for these services. As at July 31, 2021, we owed a total of $27,203 on account of consulting fees payable to Fairtide Ventures.

Transactions with Fladgate Exploration Consulting Corporation

During the six-month period ended July 31, 2021, we accrued $5,112 for a total of $131,603 (CAD$164,003) in notes payable we issued to Fladgate. The notes payable accumulate interest at 8% per annum compounded monthly, are unsecured and repayable on or after August 31, 2022. In addition to the interest accrued on the notes payable, we incurred $4,824 (CAD$6,000) in office rent due to Fladgate under a month-to-month verbal agreement (2020 - $Nil). As of July 31, 2021, we were indebted to Fladgate in the amount of $18,496 (January 31, 2021 - $12,731) on account of unpaid services and reimbursable expenses.

Transactions with John da Costa

During the six-month period ended July 31, 2021, we accrued $419 on $8,500 note payable we issued to Mr. da Costa, which was outstanding as at July 31, 2021. At July 31, 2021, the total owed under the note payable we issued to Mr. da Costa was $10,799. The note payable accumulates interest at 8% per annum compounded monthly, is unsecured and repayable on or after August 31, 2022. In addition to the amounts due under the note payable, we were indebted to Mr. da Costa in the amount of $8,222 (January 31, 2021 - $Nil) on account of unpaid consulting fees and an advance payment Mr. da Costa made for the mining royalty which has been described below. During the six-month period ended July 31, 2021, the consulting fees for Mr. da Costa’s services were being accrued through Da Costa Management Corp., a company controlled by Mr. da Costa.

Transactions with Da Costa Management Corp.

During the six-month period ended July 31, 2021, we incurred $24,121 (CAD$30,000) in consulting fees with Da Costa Management Corp. As at July 31, 2021, we owed Da Costa Management a total of $43,090 (January 31, 2021 - $17,481) for services and reimbursable expenses.

Loans from Richard N. Jeffs

During the six-month period ended July 31, 2021, Mr. Jeffs advanced us $34,202 at 8% annual interest compounded monthly and repayable on or after August 31, 2022. During the six-month period ended July 31, 2021, we accrued $5,826 in interest due on a total of $147,202 in US$ notes payable we issued to Mr. Jeffs, and $10,489 in interest due on a total of $240,732 (CAD$300,000) notes payable. All notes payable issued to Mr. Jeffs accumulate interest at 8% per annum compounded monthly, are unsecured, and repayable on or after August 31, 2022. As of July 31, 2021, we were indebted to Mr. Jeffs in the amount of $435,399 (January 31, 2021 - $378,449), consisting of the full principal of all advances made by Mr. Jeffs to that date and accrued interest of $47,465 (January 31, 2021 - $30,707). In addition, at January 31, 2021, we owed Mr. Jeffs $2,500 on account of the advance payment he made for the mining royalty which has been described below.

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

Transactions with Axiom Legal SpA

Axiom Legal SpA (“Axiom”) provides us legal services in Chile. Mr. McFarlane, our director, is the managing partner and founder of Axiom. During the six-month period ended July 31, 2021, we incurred $8,672 in legal fees with Axiom. As at July 31, 2021, we were indebted to Axiom in the amount of $2,564 (January 31, 2021 - $2,217) on account of unpaid legal fees.

Transactions with Stevens & Company Corporate Advisory Services Ltd.

Stevens & Company Corporate Advisory Services Ltd. (“Stevens & Company”) provides us with corporate consulting  services. Mr. Stevens, the Company’s VP of Finance, is the sole owner of Stevens & Company. During the six-month period ended July 31, 2021, we incurred $6,759 in consulting fees with Stevens & Company and $18,160 in prepaid future consulting fees. We were not indebted to Stevens & Company as at July 31, 2021 (January 31, 2021 - $Nil).

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

Item 1a. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on May 3, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 17, 2021, we issued 3,849,668 units of our common stock at a price of CAD$0.15 per unit (each a “Unit”) for gross proceeds of $477,982 (CAD$577,450) (the “Unit Offering”). Each Unit consists of one common share and one common share purchase warrant (the “Warrant”). Each Warrant entitles the holder thereof to purchase one additional common share of the Company at an exercise price of CAD$0.20 per common share for a period expiring on May 17, 2023. The Warrants are subject to an acceleration clause in the event that the common shares are listed on a recognized stock exchange and trade at a price of CAD$0.30 or greater for 10 consecutive trading days, in which event the Company may notify warrant holders that the Warrants must be exercised within a period of 30 days. The Warrants will automatically expire if the Warrant holders do not exercise them within the accelerated 30-day period. In connection with the Unit Offering, the Company paid cash commissions aggregating $18,367 (CAD$22,397) and issued 149,310 Warrants to registered broker-dealers valued at $48,277. The Warrants are subject to the same terms and conditions as the Warrants purchased by other subscribers in the Unit Offering.

On June 15, 2021, we closed a non-brokered private placement of subscription receipts (each a “Subscription Receipt”) by issuing 6,460,872 Subscription Receipts for aggregate gross proceeds of $777,669 (CAD$969,131) at a price of CAD$0.15 per Subscription Receipt (the “SR Offering”). Each Subscription Receipt will automatically entitle the holder thereof, without payment of any additional consideration and without further action on the part of the holder, to acquire one Subscription Receipt Unit (an “SR Unit”). Until the escrow release conditions (including the listing of the Company’s common shares on a recognized stock exchange in Canada) are met in full, the indentures, representing Subscription Receipts, are held in trust by our escrow agent. No Subscription Receipts may be exercised by the holders thereof until all escrow release conditions are met in full.

Each SR Unit consists of one common share of the Company and one common share purchase warrant (each, an “SR Warrant”). Each SR Warrant will entitle the holder to purchase an additional common share of the Company at a price of CAD$0.30 per common share, if exercised during the first year following the closing date of the SR Offering, and at a price of CAD$0.60, if exercised during the second year following closing date of the SR Offering. Pursuant to the terms of the SR Offering, in the event that the Company does not meet the escrow release conditions by September 30, 2021 (or such later date as may be agreed to by the Company), the escrow agent shall return to the holders of the Subscription Receipts an amount equal to the aggregate purchase price paid for the Subscription Receipts held by each holder, and each Subscription Receipt shall be cancelled and be of no further force or effect.

The Units, Shares, and Warrants (and the issuance of Shares upon exercise thereof) have been determined to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and/or Regulation S, as the case may be, as transactions by an issuer not involving a public offering, in which the subscribers are accredited and have acquired the securities for investment purposes only and not with a view to or for sale in connection with an distribution thereof. The Company relied on this exemption from registration based in part on representations made by the subscribers.

The Company’s management intends to use the net proceeds from the Unit Offering and from the SR Offering, including any proceeds resulting from a cash exercise of the Warrants, to advance the Company's flagship Carrizal copper-gold-cobalt property in Atacama, Chile, and general working capital purposes.

On May 14, 2021, we issued 29,411 shares of our common stock to a consultant for investor relations services. The Shares were issued pursuant to an independent contractors services agreement. The Shares were issued pursuant to the registration exemption available under the Securities Act of 1933, Rule 506 of Regulation D promulgated thereunder, as the consultant represented that he was an accredited investor and acquired the securities for investment purposes only.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective July 13, 2021, the board of directors (the “Board”) of the Company adopted a rolling 10% stock option plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of stock options in an amount of up to an aggregate of 10% of the total number of issued common shares of the Company (the “Shares”) (calculated on a non-diluted basis) at the time of grant. The Board believes that the adoption of the Stock Option Plan is in the best interests of the Company and its shareholders as the Stock Option Plan will provide the Company with the ability to retain and attract its directors, potential employees and consultants to promote growth, improve performance and further align their interests with those of shareholders of the Company through the ownership of additional Shares.

The Stock Option Plan is subject to certain terms and conditions, including the following:

(a)Unless authorized by the shareholders of the Company, the Stock Option Plan limits the total number of Shares that may be reserved for issuance on the exercise of Options outstanding under the Stock Option Plan, together with all of the Company’s other previously established or proposed options, option plans, employee stock purchase plans or any other compensation or incentive mechanisms involving the issuance or potential issuance of Shares, to a number not exceeding 10% of the number of Shares outstanding from time to time subject to certain limitations set out in the Stock Option Plan.

(b)The Board has the discretion to establish the exercise price of the options at the time each option is granted, subject to compliance with the policies of any exchange on which the Shares are listed.

(c)The maximum length of any option is 10 years from the date that it is granted or such shorter period as may be required under applicable securities laws or any applicable exchange policies.

(d)Any Shares that may be issued in the future to an eligible person as defined in the Stock Option Plan upon the exercise of an option will be subject to a hold period expiring on the date that is four months and a day after the date the option is granted and certificates representing Shares issued prior to the expiry of the hold period will bear a legend as described in the Stock Option Plan.

(e)If an eligible person under the Stock Option Plan is terminated for cause, any option granted shall terminate and cease to be exercisable upon the person ceasing to be director, employee or consultant.

(f)In the event that the Stock Option Plan is approved by a majority of the votes cast at a meeting of shareholders of the Company, the Board may grant a number of options that exceeds the limits set out in section 3.6 of the Stock Option Plan subject to compliance with applicable securities laws, regulatory rules, and exchange policies.

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

10.9	Debt Settlement Agreement between Caitlin Jeffs and Red Metal Resources Ltd. dated January 30, 2020.(8)
10.10	Mining Royalty Agreement with C Jeffs dated for reference July 29, 2020(9),(10)
10.11	Mining Royalty Agreement with R Jeffs dated for reference July 29, 2020(9),(10)
10.12	Mining Royalty Agreement with J da Costa dated for reference July 29, 2020(9),(10)
10.13	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference April 15, 2021.(12)
10.14	Stock Option Plan dated July 13, 2021(13)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2021, formatted in XBRL

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

(13)Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 14, 2021

RED METAL RESOURCES LTD.

By:	/s/ Caitlin Jeffs
Caitlin Jeffs Chief Executive Officer (Principal Executive Officer) and President

By:	/s/ Joao (John) da Costa
Joao (John) da Costa Chief Financial Officer (Principal Accounting Officer)